Form 10-Q
period 2011-06-30
HOMEAWAY INC
filed 2011-08-15
CIK 1366684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-35215

HomeAway, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-0970381
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1011 W. Fifth Street, Suite 300

Austin, Texas 78703

(Address of principal executive offices, including zip code)

(512) 684-1100

(Registrant’s telephone number, including area code)

Indicate by check mark whether registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date.

Class	Outstanding at August 15, 2011
Common Stock, $0.0001 par value per share	80,551,177

HomeAway, Inc.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

HomeAway, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except for share and per share information)

(unaudited)

	June 30,	December 31,
	2011	2010

Assets
Current assets:
Cash and cash equivalents	$105,684	$65,697
Short-term investments	5,942	11,812
Accounts receivable, net of allowance for doubtful accounts of $391 and $120 as of June 30, 2011 and December 31, 2010, respectively	12,546	8,961
Income tax receivable	2,982	845
Prepaid expenses and other current assets	6,665	4,138
Restricted cash	1,056	862
Deferred tax assets	2,101	2,572

Total current assets	136,976	94,887
Property and equipment, net	23,423	21,545
Goodwill	310,124	300,780
Intangible assets, net	68,553	69,790
Restricted cash	—	2,000
Deferred tax assets	2,412	303
Other non-current assets	656	437

Total assets	$542,144	$489,742

Liabilities, redeemable preferred stock and stockholders’ deficit
Current liabilities:
Accounts payable	$2,952	$4,812
Income tax payable	4,119	2,465
Accrued expenses	22,006	21,974
Deferred revenue	111,033	86,120

Total current liabilities	140,110	115,371
Deferred revenue, less current portion	2,349	2,431
Deferred tax liabilities	10,809	6,073
Other non-current liabilities	3,913	3,976

Total liabilities	157,181	127,851

Commitments and contingencies (Note 6)
Redeemable preferred stock
Series A: $0.0001 par value per share; 28,780,925 shares authorized; 26,389,604 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively; liquidation preference of $55,765 and $54,428 as of June 30, 2011 and December 31, 2010, respectively	50,824	48,931
Series B: $0.0001 par value per share; 3,550,000 shares authorized; 3,252,805 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively; liquidation preference of $9,157 and $8,901 as of June 30, 2011 and December 31, 2010, respectively	8,295	7,975
Convertible redeemable preferred stock
Series C: $0.0001 par value per share; 21,200,000 shares authorized; 19,140,633 shares issued and outstanding as of June 30, 2011 and December 31, 2010; liquidation preference of $128,516 and $124,742 as of June 30, 2011 and December 31, 2010, respectively	128,036	124,318
Series D: $0.0001 par value per share; 15,305,217 shares authorized, issued and outstanding as of June 30, 2011 and December 31, 2010; liquidation preference of $355,407 and $333,041 as of June 30, 2011 and December 31, 2010, respectively	309,694	297,741
Stockholders’ deficit
Common stock: $0.0001 par value; 104,163,858 shares authorized; 39,959,520 and 38,987,423 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	4	4
Additional paid-in capital	—	—
Accumulated other comprehensive income (loss)	1,773	(3,732)
Accumulated deficit	(113,663)	(113,346)

Total stockholders’ deficit	(111,886)	(117,074)

Total liabilities, redeemable preferred stock and stockholders’ deficit	$542,144	$489,742

The accompanying notes are an integral part of these financial statements.

HomeAway, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except for per share information)

(unaudited)

	$(14,183)	$(14,183)	$(14,183)	$(14,183)
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Revenue:
Listing	$50,997	$38,093	$96,168	$71,911
Other	7,684	3,548	14,480	5,840

Total revenue	58,681	41,641	110,648	77,751
Costs and expenses:
Cost of revenue (exclusive of amortization shown separately below)	8,651	6,245	17,109	12,038
Product development	8,428	4,354	15,439	8,198
Sales and marketing	20,616	13,769	43,278	29,799
General and administrative	11,412	9,872	21,686	18,686
Amortization expense	2,937	2,546	5,800	4,715

Total costs and expenses	52,044	36,786	103,312	73,436

Operating income	6,637	4,855	7,336	4,315
Other income (expense):
Interest expense	10	—	—	(1)
Interest income	59	59	116	117
Other income (expense)	(322)	(1,936)	(389)	(3,084)

Total other income (expense)	(253)	(1,877)	(273)	(2,968)

Income before income taxes	6,384	2,978	7,063	1,347
Income tax (expense) benefit	(4,216)	11,888	(3,362)	12,716

Net income	2,168	14,866	3,701	14,063
Cumulative preferred stock dividends and discount accretion, including dividend participation by preferred stockholders	(8,819)	(11,664)	(17,884)	(17,432)

Net income (loss) attributable to common stockholders	$(6,651)	$3,202	$(14,183)	$(3,369)

Net income (loss) per share attributable to common stockholders:
Basic and diluted	$(0.17)	$0.08	$(0.36)	$(0.09)

Weighted average number of shares outstanding:
Basic	39,519	38,187	39,232	37,739
Diluted	39,519	41,312	39,232	37,739

The accompanying notes are an integral part of these financial statements.

HomeAway, Inc.

Consolidated Statement of Changes in Redeemable Preferred Stock and Stockholders’ Deficit

(In thousands)

(unaudited)

	Redeemable Preferred Stock								Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Deficit	Total Comprehensive Income
	Series A Redeemable		Series B Redeemable		Series C Convertible Redeemable		Series D Convertible Redeemable
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2010	26,390	$48,931	3,253	$7,975	19,141	$124,318	15,305	$297,741	38,987	$4	$—	$(3,732)	$(113,346)	$(117,074)

Accretion of preferred stock to redemption values	—	573	—	100	—	63	—	11,953	—	—	(12,158)	—	(531)	(12,689)

Accretion of dividends	—	1,320	—	220	—	3,655	—	—	—	—	(1,708)	—	(3,487)	(5,195)

Exercise of stock options	—	—	—	—	—	—	—	—	973	—	2,310	—	—	2,310

Stock compensation expenses	—	—	—	—	—	—	—	—	—	—	11,215	—	—	11,215

Excess tax benefits related to employee stock options	—	—	—	—	—	—	—	—	—	—	341	—	—	341

Comprehensive Income:

Cumulative translation adjustments	—	—	—	—	—	—	—	—	—	—	—	5,499	—	5,499	$5,499

Unrealized gain on short-term investments	—	—	—	—	—	—	—	—	—	—	—	6	—	6	6

Net income	—	—	—	—	—	—	—	—	—	—	—	—	3,701	3,701	3,701

Total comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	$9,206

Balance at June 30, 2011	26,390	$50,824	3,253	$8,295	19,141	$128,036	15,305	$309,694	39,960	$4	$—	$1,773	$(113,663)	$(111,886)

The accompanying notes are an integral part of these financial statements.

HomeAway, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities
Net income	$3,701	$14,063
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,009	2,795
Amortization of intangible assets	5,800	4,715
Amortization of note discount and other	29	40
Stock-based compensation	11,215	6,423
Excess tax (benefit) shortfall from stock-based compensation	(341)	—
Deferred income taxes	2,140	(11,153)
(Gain) loss on sale of investments	—	(12)
Unrealized foreign exchange (gain) loss	(1,847)	4,418
Realized (gain) loss on foreign currency forwards	2,318	(1,919)
Changes in operating assets and liabilities, net of assets and liabilities assumed in business combinations:
Accounts receivable	(3,462)	(3,068)
Prepaid expenses and other current assets	(4,185)	(2,023)
Accounts payable	(1,915)	170
Accrued expenses	(689)	700
Income taxes payable	1,811	(1,292)
Deferred revenue	22,097	19,602
Deferred rent and other non-current liabilities	(214)	406

Net cash provided by operating activities	40,467	33,865

Cash flows from investing activities
Cash paid for businesses acquired, net of cash acquired	(4,698)	(36,014)
Change in restricted cash	1,807	—
Cash paid for trademarks and other assets acquired	(129)	(50)
Purchases of short-term investments	—	(23,086)
Proceeds from sales and maturities of marketable securities	6,000	4,296
Net settlement of foreign currency forwards	(2,318)	1,919
Purchases of property and equipment	(5,785)	(3,824)

Net cash used in investing activities	(5,123)	(56,759)

Cash flows from financing activities
Proceeds from exercise of options to purchase common stock	2,310	1,701
Excess tax benefit from stock-based compensation	341	—

Net cash provided by financing activities	2,651	1,701

Effect of exchange rate changes on cash	1,992	(3,687)

Net increase (decrease) in cash and cash equivalents	39,987	(24,880)
Cash and cash equivalents at beginning of period	65,697	92,425

Cash and cash equivalents at end of period	$105,684	$67,545

Cash paid for taxes	$2,200	$2,516
Supplemental disclosure of noncash investing activities
Issuance of equity in connection with acquisitions	$—	$8,251

The accompanying notes are an integral part of these financial statements.

HomeAway, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

1. Description of Business

HomeAway, Inc., or the “Company,” operates an online vacation rental property marketplace that enables property owners and managers to market properties available for rental to vacation travelers who rely on the Company’s websites to search for and find available properties. These owners and managers pay the Company to publish detailed property listings, including photographs, descriptions, location, pricing, availability and contact information. The Company sells complementary products as well, including travel guarantees and property management software and services. Travelers use the network of websites to search for vacation rentals that meet their desired criteria including location, size and price. Travelers that find properties that meet their requirements through the Company’s marketplace are able to contact owners and managers directly by phone or through form-based communication tools on the Company’s websites.

The Company is a Delaware corporation headquartered in Austin, Texas.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of HomeAway, Inc. and all of its wholly owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, for interim financial reporting and applicable quarterly reporting regulations of the Securities and Exchange Commission, or the SEC. All significant intercompany transactions and balances have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying interim unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting of normal recurring adjustments and those items discussed in these Notes, necessary for a fair presentation of the Company’s financial position, as of June 30, 2011, the results of operations for the three and six months ended June 30, 2011 and 2010, the cash flows for the six months ended June 30, 2011 and 2010 and stockholders’ deficit for the six months ended June 30, 2011. Certain information and disclosures normally included in the notes to the annual financial statements prepared in accordance with GAAP have been omitted from these interim condensed consolidated financial statements pursuant to the rules and regulations of the SEC. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the accompanying Notes for the fiscal year ended December 31, 2010, which are included in the Company’s prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, with the SEC on June 28, 2011. Operating results for this interim period are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 or for any other period.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. These differences could have a material effect on the Company’s future results of operations and financial position. Significant items subject to those estimates and assumptions include certain revenue, allowance for doubtful accounts, fair value of short-term investments, carrying amounts of goodwill and other indefinite lived intangible assets, depreciation and amortization, valuation of stock options, fair value of common stock and deferred income taxes.

Fair Value of Financial Instruments

The authoritative guidance on fair value measurements for financial assets and liabilities establishes a three-tiered fair value hierarchy that prioritizes inputs to valuation techniques used in fair value calculations. The three levels of inputs are defined as follows:

Level 1: Unadjusted quoted prices for identical assets or liabilities in active markets accessible by the Company.

Level 2: Inputs that are observable in the marketplace other than those inputs classified as Level 1.

Level 3: Inputs that are unobservable in the marketplace and significant to the valuation.

The following section describes the valuation methodologies used to measure different financial assets and financial liabilities at fair value.

Money Market Funds and Short-Term Investments

In order to determine fair value of the Company’s money market funds and short-term investments, quoted prices in active markets for identical assets are used. Therefore, the Company’s money market funds and short-term investments are considered Level 1 items. At June 30, 2011 and December 31, 2010, the Company did not have any financial instruments that qualified as Level 2 or 3 items.

Short-term investments include marketable equity securities and U.S. government agency bonds and are classified as available for sale and reported at fair value using the specific identification method. Unrealized gains and losses are excluded from earnings and reported as a component of other comprehensive income (loss), net of related estimated tax provisions or benefits. Additionally, the Company periodically assesses whether an other than temporary impairment loss on investments has occurred due to declines in fair value or other market conditions. Declines in fair value that are considered other than temporary are recorded as an impairment of investments in the consolidated statement of operations. The Company did not record any impairments of its investments for any of the periods presented.

The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued liabilities and deferred revenue approximate fair value at June 30, 2011 and December 31, 2010, respectively, because of the relatively short maturity of these instruments.

The following table summarizes the basis used to measure certain financial assets and liabilities at fair value on a recurring basis in the Company’s consolidated balance sheets at June 30, 2011 and December 31, 2010 (in thousands):

	Balance as of June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Cash equivalents
Money market funds	$37,748	$37,748	$—	$—

Total cash equivalents	37,748	37,748	—	—
Short-term investments
Mutual fund securities	1,942	1,942	—	—
U.S. government agency bonds	4,000	4,000	—	—

Total short-term investments	5,942	5,942	—	—

Total financial assets	$43,960	$43,960	$—	$—

	Balance as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Cash equivalents
Money market funds	$10,971	$10,971	$—	$—

Total cash equivalents	10,971	10,971	—	—
Short-term investments
Mutual fund securities	1,779	1,779	—	—
U.S. government agency bonds	10,033	10,033	—	—

Total short-term investments	11,812	11,812	—	—

Total financial assets	$22,783	$22,783	$—	$—

Business Segment

The Company has one operating and reporting segment consisting of various products and services that are all related to its online marketplace of rental listing websites. The Company’s chief operating decision maker is considered to be the Chief Executive Officer. The chief operating decision maker allocates resources and assesses performance of the business and other activities at the single reporting segment level.

Cash and Cash Equivalents

Cash and cash equivalents include investments in money market funds and certificates of deposit that are readily convertible into cash. Cash and cash equivalents are stated at cost, which approximates fair value. The Company considers all highly liquid investments purchased with an original maturity date of three months or less to be cash equivalents.

Restricted Cash

Of the $1,056,000 in restricted cash at June 30, 2011, amounts totaling $312,000 are restricted to collateralize a letter of credit issued by the Company in conjunction with expansion of the Company’s corporate office lease in Austin, Texas. Amounts totaling $744,000 are restricted to protect the Company’s bank from default on credit card payments and reimbursable direct debits due from the Company. In June 2011, the Company met certain financial targets identified in the office lease for its Austin, Texas headquarters releasing the Company from its obligations to provide a letter of credit related to such lease. As a result, $2,000,000 of restricted cash used to collateralize the letter of credit issued by the Company was released back to the Company.

Short-term Investments

Short-term investments generally consist of marketable securities that have remaining maturities of less than one year from the respective balance sheet dates. Investments in which the Company has the ability and intent, if necessary, to liquidate in order to support its current operations (including those with contractual maturities greater than one year from the date of purchase) are classified as short-term. The Company’s investment securities are classified as available-for-sale and are presented at estimated fair value with any unrealized gains and losses included in other comprehensive income (loss). Fair values are based on quoted market prices. Short-term investments consisted of the following at June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011
	Gross Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mutual fund securities	$1,782	$167	$(7)	$1,942
U.S. government agency bonds	3,999	1	—	4,000

Total short-term investments	$5,781	$168	$(7)	$5,942

	December 31, 2010
	Gross Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mutual fund securities	$1,628	$158	$(7)	$1,779
U.S. government agency bonds	10,029	4	—	10,033

Total short-term investments	$11,657	$162	$(7)	$11,812

All of the $4,000,000 invested in U.S. government agency bonds at June 30, 2011 have contractual maturities within one year. The mutual fund securities do not have contractual maturities.

There were no securities sold or gains or losses realized in the six months ended June 30, 2011.

Accounts Receivable

Accounts receivable are generated from three sources. Amounts due from credit card merchants who process the Company’s credit card sales from property listings and remit the proceeds to the Company are the primary source of accounts receivable. Accounts receivables are also generated from Internet display advertising amounts due in the ordinary course of business as well as amounts due to the Company for property listings or other products purchased on account. Accounts receivable from Internet display advertising revenue and products purchased on account are recorded at the invoiced amount and are non-interest bearing. Accounts receivable outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by reviewing amounts past due by customer to identify specific customers with known disputes or collectability issues.

Property and Equipment

Property and equipment are recorded at cost. Ordinary maintenance and repairs are charged to expense, while expenditures that extend the physical or economic life of the assets are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Equipment, computer hardware and purchased computer software are depreciated over three years. Furniture and fixtures are depreciated over five to ten years. Leasehold improvements are amortized on a straight-line basis over the shorter of the term of the related lease or estimated life of the leasehold improvement. Upon disposal, property and equipment and the related accumulated depreciation are removed from the accounts and the resulting gain or loss is reflected in the statements of operations.

The Company capitalizes certain internally developed software costs in accordance with authoritative guidance. These capitalized costs were approximately and $16,401,000 and $13,708,000 at June 30, 2011 and December 31, 2010 , respectively, and are included in property and equipment, net, in the balance sheet with amortization expense in the three and six months ended June 30, 2011 of approximately $614,000 and $1,349,000, respectively. The internally developed software costs are amortized over five years.

Goodwill and Intangible Assets

Goodwill arises from purchase business combinations and is measured as the excess of the cost of the business acquired over the sum of the acquisition-date fair values of tangible and identifiable intangible assets acquired, less any liabilities assumed.

The Company evaluates goodwill, at a minimum, on an annual basis as of October 1 of each year, and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. The impairment assessment of goodwill is a two-step process and is tested at the Company’s sole reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. If the carrying amount of the sole reporting unit exceeds its fair value, the second step of the goodwill impairment test shall be performed to measure the amount of impairment loss, if any.

The enterprise fair value used by the Company as of its annual impairment review date was derived from valuations utilizing a blending of both the income approach, whereby current and future estimated discounted cash flows were utilized to calculate an operating value of the Company on a controlling interest basis, and the market approach, whereby comparable company results are used to derive a fair value of the Company.

Identifiable intangible assets consist of acquired trade names, customer listings, technology, domain names and contractual non-compete agreements associated with acquired businesses. In assessing the fair value of indefinite lived intangible assets, a relief from royalty methodology and a discounted cash flow methodology were used.

The determination of whether or not goodwill or indefinite lived intangible assets have become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the value of the reporting unit or intangible assets. Changes in the Company’s strategy and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of goodwill or intangible assets.

No impairment of goodwill or indefinite-lived intangible assets was identified in any of the periods presented.

Intangible assets with definite lives are amortized over their estimated useful lives on a straight-line basis and reviewed for impairment whenever events or changes in circumstances indicate that an asset’s carrying value may not be recoverable (see Note 4). The straight-line method of amortization represents the Company’s best estimate of the distribution of the economic value of the identifiable intangible assets.

Impairment of Long-lived Assets

The Company evaluates long-lived assets, such as property and equipment, for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. An impairment loss is recognized when estimated future undiscounted cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When an impairment loss is recognized, the carrying amount of the asset is reduced to its estimated fair value in the period in which the determination is made. No significant impairments of long-lived assets have been recorded during any of the periods presented.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an agreement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is reasonably assured.

The Company generates substantially all its revenue from customers that pay fees for online advertising listing services related to the listing of their property for rent, primarily on a subscription basis, over a fixed-term. The Company also generates revenue from fees based on the number of traveler inquiries and reservation bookings and from local and national Internet display advertisers.

Payments for term-based subscriptions received in advance of services being rendered are recorded as deferred revenue and recognized ratably on a straight-line basis over the listing period. Revenue for inquiry-based contracts are determined on a fixed fee-per-inquiry stated in the arrangement and recognized when the service has been performed.

Internet display advertising revenue is generated primarily from advertisements appearing on the Company’s websites. There are several types of Internet advertisements, and the way in which advertising revenue is earned varies among them. Depending upon the terms, revenue might be earned each time an impression is delivered, each time a user clicks on an ad, each time a graphic ad is displayed, or each time a user clicks-through on the ad and takes a specified action on the destination site. The Company recognizes advertising revenue on a cost-per-thousand impression (CPM) basis whereby advertisers pay the Company based on the number of times their ads appear on the Company’s websites.

The Company sells gift cards with no expiration dates to travelers and does not charge administrative fees on unused cards. There is a portion of the gift card obligation that, based on historical redemption patterns, will never be used or required to be remitted to relevant jurisdictions, or breakage. At the point of sale, the Company recognizes breakage as deferred income and amortizes that over 48 months based on historical redemption patterns. The Company also records commission revenue for each gift card sale over the same 48-month redemption period.

The Company earns a commission for online reservations revenue calculated as a percentage of the value of the reservation. This revenue is included in other revenue in the consolidated statement of operations.

Through its professional software for bed and breakfasts and professional property managers, the Company makes selected, online bookable properties available to online travel agencies and channel partners. The Company receives a percentage of the transaction value or a fee from the property manager for making this inventory available. The Company recognizes redistribution revenue ratably over the contractual term of the related arrangement. This revenue is included in other revenue in our consolidated statements of operations.

As a result of certain 2010 acquisitions, revenue in the three and six months ended June 30, 2011 includes revenue from the licensing of software products, from the sale of maintenance agreements and from the sale of hosted software solutions. For software license sales, typically one year of maintenance is included as part of the initial purchase price of the bundled offering with annual renewals of the maintenance component of the agreement following in subsequent years.

The Company considers delivery of its software to have occurred and recognizes revenue from the sale of perpetual licenses when risk of loss transfers to the customer, which is generally upon electronic transfer of the license key that provides immediate availability of the product to the purchaser.

As software is usually sold with maintenance, the amount of revenue allocated to the software license is determined by allocating the fair value of the maintenance and subtracting it from the total invoice or contract amount. Vendor-specific objective evidence, or VSOE, of the fair value of maintenance services is determined by the standard published list pricing for maintenance renewals, as the Company generally charges list prices for maintenance renewals. In determining VSOE, the Company requires that a substantial majority of the selling price for maintenance services fall within a reasonably narrow pricing range. Maintenance and support revenue is recognized ratably over the term of the agreement beginning on the activation date. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met.

Sales of hosted software solutions are generally for a one-year period. Revenues are recognized on a straight-line basis over the contract term. Certain implementation services related to the hosting services are essential to the customer’s use of the hosting services. For sales of these hosting services where the Company is responsible for implementation, the Company recognizes implementation revenue ratably over the estimated period of the hosting relationship, which the Company considers to be three years. Recognition starts once the product has been activated.

Training and consulting revenue is recognized upon delivery of the training course or consulting services to the end customer.

The Company accounts for sales incentives to customers as a reduction of revenue at the time that the revenue is recognized from the related product sale. The Company also reports revenue net of any sales tax collected.

Stock-Based Compensation

The cost of stock-based transactions is recognized in the financial statements based upon the fair value of the Company’s common stock on the date of grant. The fair value of restricted stock awards is determined based on the number of shares granted and the fair value of the Company’s common stock as of the grant date. The fair value of stock options is determined as of the grant date using the Black–Scholes valuation model. Fair value is generally recognized as an expense on a straight-line basis, net of estimated forfeitures, over the employee requisite service period. Accordingly, stock-based compensation for the three and six months ended June 30, 2011 and June 30, 2010 has been reduced for estimated forfeitures. When estimating forfeitures, the Company considers voluntary termination behaviors as well as trends of actual option forfeitures.

The benefits of tax deductions in excess of recognized compensation costs are reported as financing cash flows, but only when such excess tax benefits are realized by a reduction to current taxes payable. The Company recognized tax benefits of approximately $100,000 and $341,000 during the three and six months ended June 30, 2011, respectively, from the exercise of stock options. This tax benefit has been recorded as additional paid-in capital on the Company’s consolidated balance sheets as of June 30, 2011.

Income Taxes

The Company accounts for its income taxes in accordance with the liability method under which deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. Valuation allowances are established when considered necessary to reduce deferred tax assets to amounts that are more likely than not to be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the period in which related temporary differences become deductible. In determining the future tax consequences of events that have been recognized in the financial statements or tax returns, significant judgments, estimates and interpretation of statutes are required. The Company has established a valuation allowance on certain deferred tax assets in the United States, the United Kingdom and the Netherlands due to uncertainty related to their recovery. During the three months ended June 30, 2010, the Company released approximately $13,364,000 of valuation allowance based on the Company’s determination that certain United States federal and state deferred tax assets will more likely than not be realized.

Uncertain tax positions must meet a more-likely-than-not threshold to be recognized in the financial statements. The Company recognizes liabilities when it believes that uncertain positions may not be fully sustained upon review by the tax authorities. Liabilities recognized for uncertain tax positions are based on a two-step approach for recognition and measurement. First, the Company evaluates the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit based on its technical merits. Second the Company measures the tax benefit as the largest amount that is more than 50.0% likely of being realized upon ultimate settlement. Interest and penalties attributable to uncertain tax positions, if any, are recognized as a component of income tax expense.

Foreign Currency Translation

The functional currency of the Company’s foreign subsidiaries is generally their respective local currency. The financial statements of the Company’s international operations are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities, the historical exchange rate for stockholders’ equity, and a weighted average exchange rate for each period for revenues, expenses, and gains and losses. Foreign currency translation adjustments are recorded as a separate component of stockholders’ equity. Gains and losses from foreign currency denominated transactions are recorded in other income in the Company’s consolidated statements of operations. For the three months ended June 30, 2011 and 2010, the Company recorded transaction losses of approximately $330,000 and $2.0 million, respectively. For the six months ended June 30, 2011 and 2010, the Company recorded transaction losses of approximately $435,000 and $3.1 million, respectively.

Net Income (Loss) Per Share

Basic loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Net income (loss) attributable to common stockholders is reduced (increased) by cumulative preferred stock dividends earned and accretion of preferred stock to redemption values during the period. Diluted loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average common shares outstanding plus potentially dilutive common shares.

Restricted stock awards provide the holder of unvested shares the right to participate in dividends declared on the Company’s common stock. Accordingly, these shares are included in the weighted average shares outstanding for the computation of basic earnings per share in periods of undistributed earnings. Restricted stock awards are excluded from the basic earnings per share in periods of undistributed losses as the holders are not contractually obligated to participate in the losses of the Company.

Comprehensive Loss

Comprehensive loss consists of net income (loss), cumulative foreign currency translation adjustments, and unrealized gains and losses on available-for-sale securities.

Recently Issued Accounting Standards

In 2011, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance that amends some fair value measurement principles and disclosure requirements. The new guidance states that the concepts of highest and best use and valuation premise are only relevant when measuring the fair value of non-financial assets and prohibits the grouping of financial instruments for purposes of determining their fair values when the unit of account is specified in other guidance. The Company will adopt this accounting standard upon its effective date for periods ending on or after December 15, 2011, and does not anticipate that this adoption will have a significant impact on its financial position or results of operations.

In 2011, the FASB issued new disclosure guidance related to the presentation of the Statement of Comprehensive Income. This guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. The Company will adopt this accounting standard upon its effective date for periods ending on or after December 15, 2011, and does not anticipate that this adoption will have any impact on its financial position or results of operations.

3. Business Combinations

The following table summarizes the Company’s acquisitions during the period ended June 30, 2011 with amounts shown below as fair values at each respective acquisition date (in thousands):

	realholidays.com.au	Second Porch
Deferred revenue and net tangible assets (liabilities)	$—	$1
Deferred tax assets (liabilities)	—	(222)
Trade name	469	—
Developed technology	—	1,585
Customer relationships	949	—
Non-compete agreements	—	225
Goodwill	703	1,411

Aggregate purchase price	$2,121	$3,000

Tangible net assets were valued at their respective carrying amounts, which the Company believes approximate their current fair values at the respective acquisition dates.

The valuation of identifiable intangible assets acquired reflects management’s estimates based on, among other factors, use of established valuation methods. Non-competition agreements have been valued based on other arms’ length transactions between the Company and selling shareholders in past acquisitions. Identifiable intangible assets with definite lives are amortized over the period of estimated benefit using the straight-line method and the estimated useful lives of three to seven years. Certain trade names acquired are indefinite-lived intangible assets and are therefore not amortized but reviewed for impairment annually, or more frequently if events or changes in circumstances indicate that the carrying amount may be impaired. The straight-line method of amortization represents the Company’s best estimate of the distribution of the economic value of the identifiable intangible assets. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination.

The Company does not consider the acquisitions during the period ended June 30, 2011 to be material or significant to its financial results.

realholidays.com.au

In April 2011, the Company acquired certain assets of realholidays.com.au, an Australian-based provider of web-based vacation rental listings (the acquired business is referred to as “realholidays.com.au”), for cash consideration of approximately $2.1 million. The Company incurred approximately $209,000 in direct acquisition costs, all of which were expensed as incurred, which are included in general and administrative expenses on the consolidated statement of operations.

The acquired goodwill and trade names are indefinite-lived assets and will be reviewed for impairment annually or when events or changes in circumstances indicate that these indefinite-lived assets may be impaired. The customer relationships have a weighted average useful life of 7.0 years from the date of acquisition. Goodwill is not deductible for tax purposes.

The results of realholidays.com.au have been included in the Company’s consolidated results since the acquisition date in April 2011.

Second Porch

In May 2011, the Company acquired 100% of the outstanding stock of Second Porch Inc., a vacation rental site that enables homeowners and professional managers to market vacation homes to travelers through their social network, for an aggregate cash purchase price of $3.0 million. As a result of the acquisition, the company recorded a deferred tax liability of approximately $626,000, primarily related to acquired intangibles and a deferred tax asset of approximately $404,000 to reflect the acquisition of Second Porch’s net operating loss carryfoward. Of the aggregate purchase price, $300,000 in cash consideration purchase price was retained by the Company to secure certain indemnification obligations of the sellers. The funds retained by the Company that are not used to secure indemnification obligations will be released in two equal payments on the first and second anniversary dates of the acquisition. The Company incurred approximately $28,000 in direct acquisition costs, all of which were expensed as incurred, and are included in general and administrative expenses on the consolidated statement of operations.

The acquired goodwill and trade names are indefinite lived assets and will be reviewed for impairment annually or when events or changes in circumstances indicate that these indefinite-lived assets may be impaired. The developed technology and non-compete agreements have a weighted average useful life of 3.0 years from the date of acquisition. Goodwill is not deductible for tax purposes.

The results of Second Porch have been included in the Company’s consolidated results since the acquisition date in May 2011.

4. Goodwill and Other Intangible Assets

Goodwill

Changes in the Company’s goodwill balance for the period ended June 30, 2011 are summarized in the table below (in thousands):

Balance at December 31, 2009	$246,822
Acquired in business combinations	58,747
Foreign currency translation adjustment	(4,789)

Balance at December 31, 2010	$300,780
Acquired in business combinations	2,114
Foreign currency translation adjustment	7,230

Balance at June 30, 2011	310,124

Intangible Assets

The Company’s intangible assets, excluding goodwill, consist of intangible assets acquired primarily in business combinations and were recorded at their estimated fair values on the date of acquisition. The finite-lived intangible assets that are being amortized are summarized in the table below (in thousands):

		June 30, 2011			December 31, 2010
	Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Trade names	10	$1,173	$(740)	$433	$1,141	$(666)	$475
Developed technology	2-8	24,683	(17,350)	7,333	22,585	(15,379)	7,206
Customer relationships	6-13	54,124	(24,276)	29,848	52,239	(20,093)	32,146
Noncompete agreements and domain names	2-5	3,340	(1,946)	1,394	3,108	(1,541)	1,567

Total		$83,320	$(44,312)	$39,008	$79,073	$(37,679)	$41,394

Amortization of non-compete agreements is recorded over the term of the agreements.

Amortization expense for the three months ended June 30, 2011 and 2010 was approximately $2,937,000 and $2,546,000, respectively. Amortization expense for the six months ended June 30, 2011 and 2010 was approximately $5,800,000 and $4,715,000, respectively.

The Company has the following indefinite-lived intangible assets recorded in its consolidated balance sheet as of June 30, 2011 and December 31, 2010, respectively (in thousands):

	June 30, 2011	December 31, 2010

Trademarks, trade names and other	$29,545	$28,396

5. Accrued Expenses

The Company’s accrued expenses are comprised of the following at June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011	December 31, 2010

Compensation and related benefits	$7,027	$7,322
Gift cards	4,567	5,162
Taxes	2,569	2,750
Other	7,843	6,740

Total	$22,006	$21,974

6. Commitments and Contingencies

Leases

The Company leases its facilities and certain office equipment under non-cancellable operating leases. Rental expense was approximately $1,015,000 and $2,042,000 for the three and six months ended June 30, 2011, respectively.

Guarantees

The Company offers two guarantee products to travelers: Basic Rental Guarantee and Carefree Rental Guarantee. The Basic Rental Guarantee is offered to travelers that book a vacation rental property listed on any one of the Company’s websites to protect 50% of their vacation rental payments up to $1,000 against Internet fraud. Travelers additionally may purchase additional protection to cover 100% of vacation rental payments up to $10,000 against Internet fraud, misrepresentation, wrongful denial of entry, or wrongful deposit loss by the purchase of the Carefree Rental Guarantee. The Company does not maintain insurance from any third party against claims under the guarantees, and any amounts payable for claims made under these guarantees are payable by the Company. Amounts recorded for estimated future claims under the guarantees are based on historical experience and estimates of potential future claims made by the Company are recorded in general and administrative expense in the Company’s consolidated statement of operations. At June 30, 2011 and December 31, 2010, the Company had recorded approximately $210,000 and $232,000, respectively as an accrued expense for potential future claims.

Changes for the traveler guarantees for the six months ended June 30, 2011, which are presented as a current liability in the Company’s consolidated balance sheets, are as follows (in thousands):

Traveler guarantee liability at beginning of period	$232
Costs accrued for new rentals	28
Release of expected guarantee	—
Guarantee obligations honored	(84)

Traveler guarantee liability at end of period	$210

Since 2008, the Company has maintained a guarantee of £2,200,000 in favor of a bank in the United Kingdom for extending credit to the Company in connection with the wholly owned United Kingdom subsidiary’s business of collecting its subscription revenues in advance via credit card payments. In November 2009, the guarantee was amended to increase the maximum aggregate guarantee amount to £5,000,000 (approximately $8,010,000 as of June 30, 2011).

Legal

From time to time, the Company is involved in litigation relating to claims arising in the ordinary course of business. The Company assesses its potential liability by analyzing specific litigation and regulatory matters using available information. Views on estimated losses are developed by management in consultation with inside and outside counsel, which involves a subjective analysis of potential results and outcomes, assuming various combinations of appropriate litigation and settlement strategies. After taking all of the above factors into account, the Company determines whether an estimated loss from a contingency related to litigation should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. The Company further determines whether an estimated loss from a contingency related to litigation should be disclosed by assessing whether a loss is deemed probable and material. Such disclosures will include an estimate of the additional loss or range of loss or will state that such an estimate cannot be made.

Management believes that there are no claims or actions pending or threatened against the Company, the ultimate disposition of which would have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

7. Stockholders’ Equity and Stock-Based Compensation

Common Stock

In May 2011, the Company amended its certificate of incorporation to authorize the Company to issue up to 104,163,858 shares of common stock with a par value of $0.0001 per share. At June 30, 2011 and December 31, 2010, there were 39,959,520 and 38,987,423 shares of common stock outstanding, respectively. Additionally, as part of the amended certificate of incorporation, the Company’s board of directors has the authority, without action by stockholders, to designate and issue up to 10 million shares of preferred stock in one or more series. The board of directors may also designate the rights, preferences and privileges of each series of preferred stock, any or all of which may be greater than the rights of the common stock.

Stock Compensation Plans

The Company has historically maintained two stock-based compensation plans, the 2004 Stock Option Plan (the “2004 Plan”) and the 2005 Stock Plan (the “2005 Plan”). In May 2011, the Company adopted the 2011 Equity Incentive Plan (the “2011 Plan”), which is described below.

2004 Plan

At June 30, 2011, there were 11,171,358 options outstanding under the 2004 Plan. Following the effectiveness of the Company’s 2011 Plan in May 2011, no further awards will be made under the 2004 Plan, although each option previously granted under the 2004 Plan will remain outstanding subject to its terms. Any such shares of common stock that are subject to awards under the 2004 Plan which are forfeited or lapse unexercised and would otherwise have been returned to the share reserve under the 2004 Plan instead will be available for issuance under the 2011 Plan.

2005 Plan

As of June 30, 2011, there were 115,718 options outstanding under the 2005 Plan. Following the effectiveness of the Company’s 2011 Plan in May 2011, no further awards will be made under the 2005 Plan, although each option previously granted under the 2005 Plan will remain outstanding subject to its terms. Any such shares of common stock that are subject to awards under the 2005 Plan which are forfeited or lapse unexercised and would otherwise have been returned to the share reserve under the 2005 Plan instead will be available for issuance under the 2011 Plan.

2011 Plan

In May 2011, the Company adopted the 2011 Plan, providing for the granting of incentive stock options, as defined by the Internal Revenue Code, to employees and for the grant of non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares to employees, directors and consultants. The exercise price of the options granted are equal to the value of the Company’s common stock on the date of grant, as determined by the closing price of the Company’s stock on the Nasdaq Global Select Market or by the Company’s board of directors. Options are exercisable and vest in accordance with each option agreement. The term of each option is no more than ten years from the date of the grant. The 2011 Plan also provides for the automatic grant of option awards to our non-employee directors. Shares of common stock reserved for issuance under the 2011 Plan consist of 12,272,959 shares of common stock. In addition, the number of shares available for issuance under the 2011 Plan will be increased annually on the first day of the Company’s fiscal year by an amount equal to the least of (a) four percent of the outstanding shares of the Company’s common stock as of the last day of the Company’s immediately preceding fiscal year or (b) such other amount as the Company’s board of directors may determine. At June 30, 2011, there were 212,395 options outstanding under the 2011 Plan.

Accounting for Stock Based Compensation

The Company uses the Black–Scholes option pricing model in valuing its stock options. The Black–Scholes model requires estimates regarding risk-free rate of return, dividend yields, expected term of the award, volatility and estimated forfeitures of awards during the service period.

The risk-free interest rate assumption used by the Company is based on observed market interest rates appropriate for the term of the Company’s employee options. During the three and six months ended June 30, 2011 and 2010, the Company estimated expected term based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The dividend yield assumption is based on historical and expected dividend payouts. The Company estimates the volatility of its common stock periodically based on the volatility of publicly traded options of comparable companies’ common stock. The Company’s decision to use the volatility of comparable stocks was based upon the Company’s assessment that this information is more representative of future stock price trends than the Company’s historical volatility.

The Company uses historical data to estimate pre-vesting option forfeitures and records share-based compensation expense only for those awards that are expected to vest. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock compensation expense to be recognized in future periods. For options granted, the Company amortizes the fair value on a straight-line basis over the vesting period of the options.

The fair value of stock option grants has been estimated at the date of grant using the Black–Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Risk-free interest rate	1.86% to 2.36%	2.24% to 2.89%	1.86% to 2.84%	2.24% to 2.89%
Expected term	6.25 years	6.25 years	6.25 years	6.25 years
Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected volatility	53.50%	56.10% to 56.50%	53.30% to 53.50%	56.10% to 57.10%

The following table summarizes the total stock-based compensation expense that the Company recorded for the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Cost of revenue	$503	$255	$889	$403
Product development	1,333	685	2,336	1,207
Sales and marketing	1,815	419	3,181	819
General and administrative	2,867	2,295	4,809	3,994

Total	$6,518	$3,654	$11,215	$6,423

8. Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consists of the following at June 30, 2011 and December 31, 2010, respectively, (in thousands):

	June 30,	December 31,
	2011	2010

Foreign currency translation	$1,612	$(3,887)
Unrealized gains on investments	161	155

Total	$1,773	$(3,732)

9. Income Taxes

For the three and six months ended June 30, 2011, the Company recorded income tax expense of $4,216,000 and $3,362,000, respectively, resulting in an effective tax rate of 66.0% and 47.6%, respectively. For the three and six months ended June 30, 2010, the Company recorded an income tax benefit of $11,888,000 and $12,716,000, respectively, resulting in an effective tax rate of (399.2)% and (944.0)% . At June 30, 2011, the Company’s effective tax rate estimate for the year ended December 31, 2011 differed from the statutory rate primarily due to non-deductible stock compensation charges, the effect of different statutory tax rates in foreign jurisdictions, partially offset by the release in the period ended March 31, 2011 of reserves for uncertain tax positions of $1,310,000 due to the completion of audits of two of the Company’s foreign subsidiaries At June 30, 2010, the Company’s effective tax rate estimate for the year ended December 31, 2010 differed from the statutory rate primarily due to non-deductible stock compensation charges, offset by the release in the period ended June 30, 2010 of approximately $13,364,000 of valuation allowance, based on the Company’s belief that it was more likely than not that the Company would generate sufficient future taxable income to realize the Company’s U.S. deferred tax assets.

10. Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share of common stock:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Numerator
Net income	$2,168	$14,866	$3,701	$14,063
Cumulative preferred stock dividends and discount accretion, including dividend participation by preferred stockholders	(8,819)	(11,664)	(17,884)	(17,432)

Net income (loss) attributable to common stockholders	$(6,651)	$3,202	$(14,183)	$(3,369)

Denominator
Weighted average common shares outstanding-basic	39,519	38,187	39,232	37,739
Dilutive effect of stock options, warrants and convertible preferred stock	—	3,125	—	—

Weighted average common shares outstanding-diluted	39,519	41,312	39,232	37,739

Net income (loss) per share-basic and diluted	$(0.17)	$0.08	$(0.36)	$(0.09)

The following common equivalent shares were excluded from the calculation of net income (loss) per share as their inclusion would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30
	2011	2010	2011	2010

Stock options and warrants	11,648	4,471	11,648	8,204
Series C convertible redeemable preferred stock	256	—	256	293
Series D convertible redeemable preferred stock	19,141	19,141	19,141	19,141
Restricted stock awards	15,305	15,305	15,305	15,305

Total common equivalent shares excluded	46,350	38,917	46,350	42,943

11. Subsequent Events

Subsequent to the close of the Company’s second quarter on June 30, 2011, on July 5, 2011, the Company completed its initial public offering (“IPO”) of 9,200,000 shares of common stock, at $27.00 per share, before underwriting discounts and commissions. The Company sold 5,931,335 shares and existing stockholders sold an aggregate of 3,268,665 shares, including 1,200,000 shares as a result of the underwriters’ exercise of their over-allotment option to purchase additional shares. The initial public offering generated net proceeds to the Company of approximately $148.9 million, after deducting underwriting discounts. Expenses incurred by the Company for the sale of common stock were approximately $2.6 million and will be recorded against the proceeds received from the sale of common stock. The Company did not receive any proceeds from the sale of shares by the selling stockholders.

With the proceeds of the offering, the Company redeemed its outstanding shares of Series A and B preferred stock for $55.8 million and $9.2 million, respectively, as well as paid in full all accrued but unpaid dividends on its outstanding shares of Series C preferred stock, which totaled $32.9 million.

Historically, the Company has recorded preferred stock accretion on all series of preferred stock using an effective interest method to a value equal to a redemption value as of October 2014 determined pursuant to the terms of the preferred stock set forth in the Company’s certificate of incorporation. To reflect the final redemption value as of the IPO date of July 5, 2011, the Company recorded accelerated accretion charges of $6.8 million in July 2011. This amount was recorded as additional paid-in capital on the Company’s balance sheet and as a decrease (increase) in net income (loss) attributable to common stockholders.

The outstanding shares of Series C and Series D convertible redeemable preferred stock converted on a one-to-one basis into shares of the Company’s common stock concurrent with the IPO. Series C and Series D convertible redeemable preferred stock converted into 19,140,633 and 15,305,217 shares, respectively of the Company’s common stock on July 5, 2011. Following the IPO, there were no shares of the Company’s preferred stock outstanding.

Concurrent with the IPO, the Company received proceeds of approximately $161,000 from the exercise of warrants to purchase shares of common stock.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Cautionary Statement

This quarterly report on Form 10-Q contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to our management. The statements contained in this quarterly report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may be signified by terms such as “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions and the negatives of those terms. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in other documents we file with the Securities and Exchange Commission. Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this quarterly report on Form 10-Q. You should read this quarterly report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We hereby qualify our forward-looking statements by these cautionary statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

The following discussion should be read in conjunction with our interim condensed consolidated financial statements contained elsewhere in this quarterly report on Form 10-Q and in our other Securities and Exchange Commission, or SEC, filings including the audited consolidated financial statements included in our prospectus filed with the SEC pursuant to Rule 424(b) on June 28, 2011, relating to our initial public offering.

Overview

We operate the world’s largest online marketplace for the vacation rental industry. Vacation rentals are fully furnished, privately owned residential properties, including homes, condominiums, villas and cabins that can be rented on a nightly or weekly basis. Our marketplace brings together millions of travelers seeking vacation rentals online with hundreds of thousands of owners and managers of vacation rental properties located in over 145 countries around the world. According to comScore’s June 2011 Media Metrix Media Trend Report, in the three and six months ended June 30, 2011, our websites attracted over 56 million and 116 million website visits, respectively. As of June 30, 2011, our global marketplace included more than 614,000 paid vacation rental listings.

We have achieved significant growth since our commercial launch in 2005. In 2010 we generated $167.9 million of revenue representing year-over-year growth of 39.6%. In the three and six months ended June 30, 2011, we generated $58.7 million and $110.6 million of revenue, respectively, representing year-over-year growth of 40.9% and 42.3%, respectively. We view our market opportunity as global, and, in the three and six months ended June 30, 2011, 41.0% and 39.4% of our revenue came from outside the United States, respectively. We have historically generated strong cash flows and have had predictable financial results because of our advance payment, subscription-based model and our high annual listing renewal rates. Listings contributed 86.9% of our revenue in both the three and six month periods ended June 30, 2011. In the same periods, we generated Adjusted EBITDA of $18.2 million and $28.4 million, respectively, representing year-over-year increases of 45.5% and 55.4%, respectively, and we generated net income of $2.2 million and $3.7 million, respectively. In the three and six months ended June 30, 2011, we generated free cash flow of $16.9 million and $34.7 million, respectively, representing year-over-year increases of 23.1% and 15.4%, respectively, and we generated cash from operating activities of $19.5 million and $40.5 million, respectively, representing year-over-year increases of 20.9% and 19.5%, respectively.

For further discussion regarding Adjusted EBITDA and free cash flow, see the table in the section of this quarterly report on Form 10-Q titled “Discussion Regarding Adjusted EBITDA and Free Cash Flow and Reconciliation to GAAP.”

To date, we have derived substantially all of our revenue from the sale of paid listings on our websites to property owners and professional property managers. Typically, owners and managers purchase listings and pay for such listings in advance at the beginning of the listing term. We recognize revenue monthly over the term of the listing, which is generally one year. For some professional property managers, we offer pay-for-performance listings whereby the customer pays a fee based on the number of inquiries or bookings received. In both the three and six months ended June 30, 2011, pay-for-performance listings generated 1.5% of our total revenue. Renewals are important for our subscription business. For the twelve-month period ended June 30, 2011, our renewal rate was 76.2% compared to 75.1% for the twelve-month period ended June 30, 2010.

Our revenue increased from $8.4 million in 2005 to $167.9 million in 2010 and has increased from $41.6 million and $77.8 million in the three and six month periods ended June 30, 2010 to $58.7 million and $110.6 million in the comparable periods in 2011. Our revenue growth over the past six years was attributable to our acquisitions of other online listings businesses, an increase in the number of listings that property owners and managers purchase from us, an increase in the average revenue we receive per listing due to additional features and price increases, as well as the introduction of related products and services. Since inception we have acquired 17 businesses, and while acquisitions have been integral to our revenue growth, we have also increased revenue organically 28.6% in 2010, 33.3% in the three months ended June 30, 2011 and 31.8% in the six months ended June 30, 2011, respectively, as compared to the comparable prior year periods. We consider growth to be organic if generated from businesses that we have owned for at least 12 months.

In April 2011, we acquired the businesses of realholidays.com.au in Australia and Second Porch, Inc. in the United States. However, revenue related to these acquisitions did not significantly contribute to the $17.0 million and $32.9 million increases in revenue in the three and six months ended June 30, 2011, respectively.

Our acquisitions have presented, and certain of them continue to present, significant integration challenges. These acquisitions have required us to integrate new operations, offices and employees and to formulate and execute on marketing, product and technology strategies associated with the acquired businesses. In some cases, we continue to manage multiple brands and technology platforms of the acquired businesses, which has increased our cost of operations. These challenges are likely to arise if we acquire businesses in the future.

Our ability to continue to grow our revenue will depend largely on increasing the number of paid listings and maintaining and introducing new revenue sources through our marketplace. Our number of paid listings grew from 338,396 as of December 31, 2008 to 527,535 as of December 31, 2010, a compound annual growth rate of 24.9%, and increased to 575,166 as of March 31, 2011 and to 626,661 as of June 30, 2011. We will continue to offer more value and choice to property owners and managers by giving vacation rental owners and managers the option to pay more for increased distribution and placement in search results. We believe that this strategy will enhance our ability to increase average listing prices in future periods, while keeping base prices as low as possible. Another key driver of our revenue growth is our ability to retain existing and attract new property owners and managers. The fragmented nature of the vacation rental industry makes it challenging for us to acquire vacation rental listings, and we must therefore focus on a combination of direct and indirect marketing to add new listings.

We believe that attracting travelers to our online marketplace is necessary to attract and retain vacation rental owners and managers. In addition to increasing the number of visitors to our websites, it is critical to our future success for us to increase the likelihood that these visitors actually choose to book a vacation rental with the property owners and managers advertising through our websites. To meet these challenges, we are focused on a combination of marketing tactics, including pay-per-click advertising, search engine optimization, and broad reach marketing, to drive visits as well as increase the exposure of the vacation rental category. We are also investing in product enhancements to increase the number of travelers visiting our websites and encouraging them to make inquiries. We believe this will increase the satisfaction with our services for both travelers and vacation rental owners and managers, and will lead to strong renewal rates consistent with the level in 2010 and new property owners and managers listing properties on our marketplace. We will continue to expand into adjacent markets which are highly fragmented, such as our 2010 entry into the bed and breakfast and property manager software markets. We plan to introduce new products and services for travelers, property owners and managers, which will provide further opportunities to generate revenue through our marketplace.

Our expenses are primarily composed of salaries and related expenses and marketing. We have invested significantly in broad reach marketing over the past few years to increase awareness of vacation rentals and our brands. We will continue to increase expenses across the organization to support our growth but expect our cost of revenue to remain relatively steady as a percentage of revenue. We expect to incur higher expenses for product development as a percent of revenue, while reducing sales and marketing, as well as general and administrative expenses as a percentage of revenue. We plan for our investment in capital expenditures to be consistent with 2010 spending as a percentage of revenue. We are in the early stages of reorganizing our corporate structure, which we believe will lower our tax expense over the longer term.

In the three and six months ended June 30, 2011, we generated net income of $2.2 million and $3.7 million, respectively. After deemed dividends and preferred stock discount accretion of $8.8 million and $17.9 million in the same periods, we incurred net loss attributable to common stockholders of $6.7 million and $14.2 million, respectively.

Subsequent to the close of our second quarter on June 30, 2011, on July 5, 2011, we completed our initial public offering (“IPO”) of 9,200,000 shares of common stock, at $27.00 per share, before underwriting discounts and commissions. We sold 5,931,335 shares and existing stockholders sold an aggregate of 3,268,665 shares, including 1,200,000 shares as a result of the underwriters’ exercise of their over-allotment option to purchase additional shares. The initial public offering generated net proceeds to us of approximately $148.9 million, after deducting underwriting discounts. Expenses incurred by us for the sale of common stock were approximately $2.6 million and will be recorded against the proceeds received from the sale of common stock. We did not receive any proceeds from the sale of shares by the selling stockholders.

With the proceeds of the offering, we redeemed our outstanding shares of Series A and B preferred stock, including accrued but unpaid dividends, for $55.8 million and $9.2 million, respectively, as well as paid in full all accrued but unpaid dividends on its outstanding shares of Series C preferred stock, which totaled $32.9 million.

Historically, we have recorded preferred stock accretion on all series of preferred stock using an effective interest method to a value equal to a redemption value as of October 2014 determined pursuant to the terms of the preferred stock set forth in our certificate of incorporation. To reflect the final redemption value as of the IPO date of July 5, 2011, we recorded accelerated accretion charges of $6.8 million in July 2011. This amount was recorded as additional paid-in capital on our balance sheet and will negatively impact net income (loss) attributable to common stockholders in the three and nine months ended September 30, 2011 and in the full year ended December 31, 2011.

The outstanding shares of Series C and Series D convertible redeemable preferred stock converted on a one-to-one basis into shares of our common stock concurrent with the IPO. Series C and Series D convertible redeemable preferred stock converted into 19,140,633 and 15,305,217 shares, respectively of our common stock on July 5, 2011. Following the IPO, there were no shares of our preferred stock outstanding.

Concurrent with the IPO, we received proceeds of approximately $161,000 from the exercise of warrants to purchase shares of common stock.

Key Business Metrics

In addition to traditional financial and operational metrics, we use the following business metrics to monitor and evaluate results:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Key Business Metrics:
Adjusted EBITDA (in thousands)(1)	$18,175	$12,488	$28,406	$18,277
Free cash flow (in thousands)(2)	$16,859	$13,693	$34,682	$30,041
Paid listings, end of period	626,661	525,187	626,661	525,187
Average revenue per listing	$339	$298	$333	$300
Renewal rate, end of period	76.2%	75.1%	76.2%	75.1%
Visits to websites (in millions)(3)	56	63	116	125

(1)	See Discussion Regarding Adjusted EBITDA and Free Cash Flow and Reconciliation to GAAP below for a further discussion of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income.
(2)	See Discussion Regarding Adjusted EBITDA and Free Cash Flow and Reconciliation to GAAP below for a further discussion of free cash flow and a reconciliation of free cash flow to cash flows from operating activities.
(3)	This figure represents the total visits received across the selected group of our websites, and is based on the comScore Media Metrix Media Trend report for the time periods shown. Total visits is defined as the total number of times during a report period that a unique person accessed content within a website with at least a 30 minute break in between times of access. The websites included were: homeaway.com, vrbo.com, homelidays.com, abritel.fr, alugetemporada.com.br, vacationrentals.com, fewo-direkt.de, holiday-rentals.co.uk, ownersdirect.co.uk, bedandbreakfast.com, realholidays.com.au, homeawayconnect.com, homeaway.es, villanao.com, homeaway.it, homelidays.es, cyberrentals.com, greatrentals.com, homeaway.nl, homelidays.co.uk, homeaway.pt, homelidays.de, homeaway.fr, a1vacations.com and homeawayrealestate.com. comScore’s report did not include data for our remaining websites.

Paid Listings. In the first six months of 2011, 86.9% of our revenue was derived from paid listings. We regularly track paid listings as a key revenue growth driver and to identify trends in our business and industry. We believe the number of paid listings is a key indicator of the growth of our marketplace and the vacation rental industry. As the number of paid listings increases, we believe that we will generate additional revenue while also expanding the value of the marketplace to travelers, thus increasing the likelihood that travelers will find a property that is suitable to their needs. We define a paid listing as a fee to list a property advertisement on one or more websites in our marketplace. A paid listing allows a property owner or manager to include a description of the property, along with location, pricing, availability, a specified number of photos and contact information. Most listings are sold on a subscription basis, and some listing packages may include listings on more than one of our websites. When purchased at the same time in one bundle, we count this as one paid listing. As of June 30, 2011, our global marketplace included more than 614,000 paid listings of vacation rentals. Including paid listings from BedandBreakfast.com, we had a total of 626,661 paid listings as of June 30, 2011. It is possible that a specific property may be listed on more than one of our websites without indicating that the multiple listings refer to the same property. We have used various technologies to estimate the number of unique properties and are implementing systems and processes to identify the number of unique properties that comprise our paid vacation rental listings, which we estimate was 526,000 as of June 30, 2011. We experience seasonality in our paid listings as described further below under the heading “Seasonality and Quarterly Results.”

Average Revenue per Listing. We believe that trends in revenue per listing are important to understanding the price sensitivity of our listings, the value we bring to owners and managers, and the overall health of our marketplace. We use trends in revenue per listing, as well as trends in paid listings, in order to formulate financial projections and make strategic business decisions. Increases in revenue per listing may increase our earnings or may be leveraged for future investment. Average revenue per listing for the three and six months ended June 30, 2011 increased 13.8% and 11.0%, respectively as compared to the three and six months ended June 30, 2010. We compute average revenue per listing as listing revenue divided by the average of paid listings at the beginning and end of the period, then annualizing the result. The price of listings varies by website and can include various additional fees associated with listing enhancements. The average revenue per listing may fluctuate based on the timing and nature of acquisitions, impacting the number of average paid listings for a given period; changes in our base pricing; uptake of listing enhancements; changes in the pricing of enhancements; changes in brand mix; and the impact of foreign exchange rates on our listing revenue outside of the United States. Average revenue per listing for only those brands that we owned for each of the full comparative three and six month periods ended June 30, 2010 and June 30, 2011, increased by 9.4 % and 10.5% during the three and six months ended June 30, 2011, as compared to the three and six months ended June 30, 2010 due to higher base prices, additional listing enhancements, and changes in brand mix. The growth rate decreased in the three and six months ended June 30, 2011 as compared to the three and six months ended June 30, 2010 by 1.3% and 2.6%, respectively, as a result of the acquisition of realholidays.com.au in Australia during the period. Foreign exchange rates positively impacted the average revenue per listing growth rate for both the three and six month periods ended June 30, 2011, in each case, by less than 10%. The growth rate in annual revenue per listing may decrease in the future if owners and managers become dissatisfied with increases in our base prices or prices for listing enhancements or with the effectiveness of listing enhancements. The growth rate may also increase or decrease depending on our mix of revenue. Additionally, our average annual revenue per listing is impacted by fluctuations in foreign exchange rates. If we are not able to successfully increase our base prices or prices for listing enhancements, increase adoption of listing enhancements, or if foreign exchange rates decline, our average revenue per listing may suffer.

Renewal Rate. Renewal of paid listings is a key driver of revenue for our business. Also, we track renewal rate in order to understand and improve upon the satisfaction of our owners and managers and to help us more accurately estimate our future revenue and cash flows. Renewal rates vary among our websites and can fluctuate due to a variety of factors, including customer satisfaction, changes in our processes associated with renewal activity, such as the introduction of automatic renewal, and general market conditions. The renewal rate for our subscription listings at the end of any period is defined as the percentage of those paid listings that were active at the end of the period ended twelve months prior that are still active as of the end of the reported period. We do not include all brands in our calculation of renewal rate. Brands included in our calculation of renewal rate for 2010 were HomeAway.com, VRBO.com, VacationRentals.com, FeWo-Direkt.de, Holiday-Rentals.co.uk, OwnersDirect and Abritel. Homelidays.com was added to the calculation of renewal rate as of June 30, 2011. Aluguatemporada.com.br and BedandBreakfast.com remain excluded until we can further develop our database system. However, based on our review of other internal renewal rate data, we do not believe that the exclusion of these brands from the renewal rate calculation would materially impact the result. The brands that are included in our calculation contributed aggregated listing revenues of $130.2 million and $91.3 million in 2010 and the six months ended June 30, 2011, respectively, representing 85.1% and 94.9% of total listing revenues, respectively. Customers’ satisfaction with our solutions is the primary driver of our renewal rate. We believe that property owners and managers measure their satisfaction with our websites based largely on the number of inquiries and rental bookings that they receive from travelers. When the underlying vacation properties are sold or taken off the market, the owner or manager has no further need for the listings, and this attrition is a natural and ongoing component of non-renewal of listings. In addition, some properties may not be appealing to travelers due to factors such as their location, condition or availability. For these properties, owners and managers may not generate sufficient interest and therefore may not renew their subscription listing. Our renewal rates for 2010 and the period ended June 30, 2011, were 75.9% and 76.2%, respectively.

Visits to Websites. We view visits to websites as a key indicator of growth in our brand awareness among users and our ability to provide our property owners and managers with inquiries from travelers. Growth in visits to websites will be driven by our marketing strategies and has an indirect impact on our financial performance.

We use a variety of tools to measure visits to our websites. These tools include solutions from third parties such as Omniture, Google Analytics and eStat. We also use third-party published reports to measure our results against comparable companies. According to comScore’s Media Metrix Media Trend reports for the applicable time periods, visits to our websites increased annually by 35.4% and 21.9% in 2009 and 2010, respectively. The increase in 2010 is attributable to our overall global brand-building and marketing activities, such as spending on pay-per-click advertising, our broad reach marketing campaign and our ongoing search engine optimization, or SEO, activities.

For the three and six months ended June 30, 2011, according to comScore’s Media Metrix Media trend report for the applicable periods, visits to our websites decreased by 11.4% and 7.1%, respectively, compared to the same periods in 2010. However, according to our internal measurements, visits to our websites have increased by 24.4% and 25.8% for the three and six months ended June 30, 2011, compared to the three and six months ended June 30, 2010. Historically, trends in our visits data reported by comScore have been consistent with trends reflected in our internal data, although the number of visits to our websites reported by comScore has been consistently lower than the number of visits according to our internal measures. However, according to our internal measurements, visits to our websites for both the first and second quarters of 2011 show significantly higher growth trends than reported by comScore. As a result, we are reporting on both metrics. We are not aware of other material disparities between statistics measured internally and comparable third-party measurements. The increase reflected in our internal measurements is the result of the same factors causing the increase in 2010, as well as the addition of BedandBreakfast.com and Aluguetemporada.com.br for a full three and six months ended June 30, 2011 and the addition of realholidays.com.au for a full three months ended June 30, 2011.

Adjusted EBITDA. We define this metric as net income (loss) plus depreciation, amortization of intangible assets; interest expense, net; income tax (expense) benefit; stock-based compensation expense, and net of any foreign exchange income or expense. We believe that the use of Adjusted EBITDA is useful in evaluating our operating performance because it excludes certain non-cash expenses, including depreciation, amortization and stock-based compensation. See “Discussion Regarding Adjusted EBITDA and Free Cash Flow and Reconciliation to GAAP” below for a further discussion of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income.

For the three months ended June 30, 2011, Adjusted EBITDA was $18.2 million, or 31.0% of revenue. This compares to $12.5 million, or 30.0% of revenue, for the same period in 2010. For the six months ended June 30, 2011, Adjusted EBITDA was $28.4 million, or 25.7% of revenue. This compares to $18.3 million, or 23.5% of revenue, for the same period in 2010. Adjusted EBITDA as a percentage of revenue increased in both the three and six month periods ended June 30, 2011, as compared to the same periods in 2010 as revenue growth outpaced increased expenses for the same periods in 2010 primarily as a result of higher organic revenue growth in 2011 and as a result of our acquisitions of BedandBreakfast.com and AlugueTemporada.com in March 2010 and Instant Software and Escapia in October 2010.

Free Cash Flow. We view free cash flow as an additional measure of our operating performance. We define free cash flow as our cash provided by operating activities, adjusted for cash interest expense and income, and subtracting capital expenditures. For the three months ended June 30, 2011, our cash provided by operating activities was $19.5 million and capital expenditures were $2.6 million, resulting in free cash flow of $16.9 million. This compares to $16.1 million in cash provided by operating activities and $2.4 million in capital expenditures, resulting in free cash flow of $13.7 million for the same period in 2010. For the six months ended June 30, 2011, our cash provided by operating activities was $40.5 million and capital expenditures were $5.8 million, resulting in free cash flow of $34.7 million. This compares to $33.9 million in cash provided by operating activities and capital expenditures of $3.8 million, resulting in free cash flow of $30.0 million for the same period in 2010. We experience seasonality in our listing business as a greater number of listing additions and renewals occur in the first half of each year as property owners and managers desire to advertise to travelers during this travel planning period, resulting in higher cash flows during that period since most listings are annual and fully paid at the time the listing is purchased or renewed. See “Discussion Regarding Adjusted EBITDA and Free Cash Flow and Reconciliation to GAAP” below for a further discussion of free cash flow and a reconciliation of free cash flow to cash flows from operating activities.

Key Components of Our Results of Operations

Revenue

We derive most of our revenue from paid listings from our property owners and managers. Our customers generally pay for their listings at the beginning of the listing term, and revenue is recognized monthly over the term of the listing, which is generally one year. We offer pay-for-performance listings to professional managers, which represented 1.5% of our revenue in both the three and six months ended June 30, 2011, respectively. This offering is generally taken when a property manager has a marketing budget that is allocated over many managed properties. They can elect to list more properties and pay us each month for the number of inquiries that are generated.

To date, our primary source of new property listings has been through the use of search engines such as Google, where property owners and managers search to find vacation rental listings websites. In addition, word-of-mouth referrals, primarily from existing property owners and managers that have been successful in renting their vacation rentals or travelers who have been successful in finding a property to rent using our websites, are another source for new listings. We have an inside sales organization for larger professional managers.

We believe that in order to grow our revenue in the future, it will be important to introduce new features and functionality for our property owners and managers, allowing us to keep base prices low while offering expanded distribution and search placement for additional fees.

Deferred revenue consists of payments received from sales of listings in excess of the revenue that we have recognized from the same listings and sales from hosted software solutions for which the estimated period of the hosting relationship is longer than one year. Deferred revenue increases as a result of new listings and decreases as result of the recognition each month of the pro-rata share of revenue from cash collected in previous periods. We expect an increase in deferred revenue on an annual basis as we grow our core listing business, but may experience seasonal decreases in deferred revenue in quarters with fewer new listings and renewals, as is discussed in more detail in the “Management’s Discussion and Analysis - Seasonality and Quarterly Results” section of this quarterly filing on Form 10-Q.

We earn revenues from the sales of Internet display-based advertising on our websites, property management software licenses and related maintenance, gift cards and commissions for online reservations. We also offer other services to property owners, managers and travelers that result in revenues and royalties.

Costs and Expenses

A large component of our costs and expenses is personnel costs. Personnel costs include salaries, benefits, bonuses and related expenses (including stock-based compensation). We grew from 781 employees at December 31, 2010 to 908 employees at June 30, 2011. We expect that personnel costs will be higher in absolute dollars in 2011 than in 2010 based on an expected increase in the number of employees in 2011.

Cost of Revenue. Cost of revenue consists of customer service personnel and web-hosting personnel costs, merchant fees charged by credit card processors, and costs associated with the hosting of our websites. Personnel costs include salaries, benefits and related expenses, and stock-based compensation. To the extent that the number of paid listings on our marketplace grows, we intend to invest additional resources in customer service systems and personnel. Our customer service personnel help our property owners and managers use our websites to list their properties, answer their questions, and perform listing reviews and other processes as a part of our efforts to ensure trust and security. Our merchant fees are based on a contractual rate per transaction and will increase in absolute dollars as sales of listings increase, but we expect them to remain relatively constant and commensurate with 2010 levels, as a percentage of revenue. In general, as we add more features and functionality to our websites and increase the number of travelers accessing the websites, we must increase our spending on hardware and software required for hosting, but we expect such spending to remain at 2010 levels as a percentage of revenue.

We view the operation of our websites as a foundation upon which different revenue streams are generated. Cost of revenue as described above, which includes the cost of customer service personnel, web hosting and merchant fees, directly supports our listing revenue, which was 14.7% and 15.0% of total revenue in the three months ended June 30, 2011 and 2010, respectively, and was 15.5% of total revenue in both the six months ended June 30, 2011 and 2010. These same expenses support the overall operation of our websites and therefore our other revenue. There are no other material distinct costs of revenue for any period presented. The reporting of cost of revenue as one category in our consolidated financial statements is consistent with the manner in which we manage our business.

Product Development. Product development expenses consist primarily of personnel costs, third-party contracting and consulting fees associated with our research and development of new services, expenses associated with improvements to, and maintenance of, existing services, and depreciation. We have historically focused our product development efforts on increasing the functionality and enhancing the ease of use of our websites, both for property owners and managers and for travelers. We intend to significantly increase our technology and product resources by hiring additional personnel in future periods as we develop new features and products. We increased headcount in product development by 50.0% to 213 employees as of June 30, 2011 as compared to ending headcount as of June 30, 2010. We expect these additional investments to cause our product development expenses, including compensation and non-cash stock compensation expenses, to increase in absolute dollars and as a percentage of revenue in future periods.

Sales and Marketing. Sales and marketing expenses consist primarily of amounts paid for pay-per-click, or PPC, online advertising, broad reach advertising, personnel costs for our marketing, search engine optimization, or SEO, sales staff, and consulting and other services firms fees, expenses associated with email marketing programs, and public relations expenses and depreciation. We utilize PPC advertising primarily to increase the number of travelers to our websites who are seeking properties in specific geographical areas in order to increase the number of inquiries regarding vacation rentals. Our sales and marketing team also focuses on increasing the placement of our websites in search rankings on Google, Bing and other search engines, which results in owner, manager and traveler acquisition at relatively little incremental expense. We intend to significantly increase our marketing efforts to support our new products, increase the traffic to our websites and increase overall brand awareness. We expect our marketing and sales expenses to increase in absolute dollars in future periods but to remain relatively stable as a percentage of revenue.

General and Administrative. General and administrative expenses consist of personnel costs for our executive, finance and accounting, and management information systems personnel, professional fees for legal, audit, and other consulting services, allocated facility expenses, depreciation and other corporate overhead expenses. We expect to increase headcount to support our anticipated growth, which will result in an increase in other expenses, such as facilities, office and travel. We also expect to incur incremental costs associated with operating as a public company, including increases in our accounting and legal personnel, additional consulting, legal and audit fees, insurance costs, board of directors’ compensation, and costs associated with compliance with the Sarbanes-Oxley Act and other requirements. As a result, we expect our general and administrative expenses to increase in absolute dollars in future periods but to decrease as a percentage of revenue.

Depreciation

Property and equipment, office tenant improvements and software licenses are recorded at cost and are depreciated using the straight-line method over their estimated useful lives. Equipment and computer hardware are depreciated over three years and furniture and fixtures over five to ten years. Leasehold improvements are recorded at cost and amortized over the shorter of the term of the related lease or the estimated life of the leasehold improvement. We allocate depreciation to expense categories based on the relative number of employees in each category. Based on our current estimated level of capital expenditures, we expect our depreciation expense to increase in absolute dollars and as a percentage of revenue in the coming year.

Amortization

Due to our historical acquisitions, we have recorded identifiable intangible assets, which are being amortized over their estimated useful lives. As a result, our amortization expense has grown as we have made acquisitions. We perform annual impairment testing of goodwill and intangibles with indefinite lives with the assistance of a third-party valuation firm, or whenever events or circumstances indicate that impairment may have occurred. We expect our amortization expenses to increase in absolute dollars in 2011 due to the impact of a full year of amortization related to acquisitions made in 2010, but to decrease as a percentage of revenue. Amortization expense will depend on our future acquisition activity.

Other Income (Expense)

Interest is earned on our excess cash, which is invested in short term instruments. In 2010, we had operations in the United States, the United Kingdom, France, Germany, Brazil and Switzerland. In April 2011, we expanded operations to Australia. As a result of operating in multiple countries, we incur gains and losses on foreign currency transactions.

Income Taxes

We accrue federal, state, and foreign income taxes at the applicable statutory rates adjusted for certain items, including non-deductible expenses, the most significant of which is stock-based compensation and changes in our reserves for uncertain tax positions and deferred tax asset valuation allowance.

Historically, we have generated most of our current taxable income outside of the United States. In 2011, we expect to pay corporate income taxes associated with our operations in several states within the United States and in France, the United Kingdom, Germany and Brazil. We will continue to expand our business outside of the United States, in which case, we will become subject to further taxation based on foreign statutory tax rates in those jurisdictions where we operate, and our effective tax rate may fluctuate as a result. In the United States, we have a net operating loss carryforward, or NOL, which increases our cash flows but does not affect tax expense.

Critical Accounting Policies and Estimates

We prepare our condensed consolidated financial statements in accordance with GAAP. The preparation of consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. In many instances, we could reasonably use different accounting estimates, and in some instances changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from the estimates made by our management. To the extent that there are material differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.

In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application, while in other cases, management’s judgment is required in selecting among available alternative accounting standards that allow different accounting treatment for similar transactions. We believe that these accounting policies requiring significant management judgment are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates. These critical accounting policies are:

•	Revenue recognition;

•	Business combinations;

•	Stock-based compensation;

•	Common stock valuation; and

•	Income taxes

A description of our critical accounting policies that involve significant management judgments appears in our prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, with the Securities and Exchange Commission on June 28, 2011 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.”

Recent Accounting Pronouncements

In 2011, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance that amends some fair value measurement principles and disclosure requirements. The new guidance states that the concepts of highest and best use and valuation premise are only relevant when measuring the fair value of non-financial assets and prohibits the grouping of financial instruments for purposes of determining their fair values when the unit of account is specified in other guidance. We will adopt this accounting standard upon its effective date for periods ending on or after December 15, 2011, and do not anticipate that this adoption will have a significant impact on our financial position or results of operations.

In 2011, the FASB issued new disclosure guidance related to the presentation of the Statement of Comprehensive Income. This guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. We will adopt this accounting standard upon its effective date for periods ending on or after December 15, 2011, and do not anticipate that this adoption will have any impact on our financial position or results of operations.

Results of Operations

The following table presents our operating results and our operating results as a percentage of revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands, except per share data)

Consolidated Statements of Operations Data:
Revenue:
Listing	$50,997	$38,093	$96,168	$71,911
Other	7,684	3,548	14,480	5,840

Total revenue	58,681	41,641	110,648	77,751
Costs and expenses:
Cost of revenue (exclusive of amortization shown separately below)	8,651	6,245	17,109	12,038
Product development	8,428	4,354	15,439	8,198
Sales and marketing	20,616	13,769	43,278	29,799
General and administrative	11,412	9,872	21,686	18,686
Amortization expense	2,937	2,546	5,800	4,715

Total costs and expenses	52,044	36,786	103,312	73,436

Operating income	6,637	4,855	7,336	4,315
Other income (expense):
Interest expense	10	—	—	(1)
Interest income	59	59	116	117
Other income (expense)	(322)	(1,936)	(389)	(3,084)

Total other income (expense)	(253)	(1,877)	(273)	(2,968)

Income before income taxes	6,384	2,978	7,063	1,347
Income tax (expense) benefit	(4,216)	11,888	(3,362)	12,716

Net income	2,168	14,866	3,701	14,063
Cumulative preferred stock dividends and discount accretion, including dividend participation by preferred stockholders	(8,819)	(11,664)	(17,884)	(17,432)

Net income (loss) attributable to common stockholders	$(6,651)	$3,202	$(14,183)	$(3,369)

Net income (loss) per share attributable to common stockholders:
Basic and diluted	$(0.17)	$0.08	$(0.36)	$(0.09)

Weighted average number of shares outstanding
Basic	39,519	38,187	39,232	37,739
Diluted	39,519	41,312	39,232	37,739

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Consolidated Statements of Operations as a Percentage of Revenue:
Revenue:
Listing	86.9%	91.5%	86.9%	92.5%
Other	13.1	8.5	13.1	7.5

Total revenue	100.0	100.0	100.0	100.0
Costs and expenses:
Cost of revenue (exclusive of amortization shown separately below)	14.7	15.0	15.5	15.5
Product development	14.4	10.5	14.0	10.5
Sales and marketing	35.1	33.1	39.1	38.3
General and administrative	19.4	23.7	19.6	24.0
Amortization expense	5.0	6.1	5.2	6.1

Total costs and expenses	88.7	88.3	93.4	94.5
Operating income	11.3	11.7	6.6	5.5
Other income (expense):
Interest expense	—	—	—	—
Interest income	0.1	0.1	0.1	0.2
Other income (expense)	(0.5)	(4.6)	(0.4)	(4.0)
Total other income (expense)	(0.4)	(4.5)	(0.2)	(3.8)

Income before income taxes	10.9	7.2	6.4	1.7
Income tax (expense) benefit	(7.2)	28.5	(3.0)	16.4

Net income	3.7%	35.7%	3.3%	18.1%

Comparison of the Three Months and Six Months Ended June 30, 2011 and 2010

Revenue

	Three Months Ended June 30,
	2011		2010		Change
Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)

Listings	$50,997	86.9%	$38,093	91.5%	$12,904	33.9%
Other	7,684	13.1	3,548	8.5	4,136	116.6

Total	$58,681	100.0%	$41,641	100.0%	$17,040	40.9%

	Three Months Ended June 30,
	2011		2010		Change
Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)

United States	$34,626	59.0%	$25,675	61.7%	$8,951	34.9%
International	24,055	41.0	15,966	38.3	8,089	50.7

Total	$58,681	100.0%	$41,641	100.0%	$17,040	40.9%

	Six Months Ended June 30,
	2011		2010		Change
Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)

Listings	$96,168	86.9%	$71,911	92.5%	$24,257	33.7%
Other	14,480	13.1	5,840	7.5	8,640	147.9

Total	$110,648	100.0%	$77,751	100.0%	$32,897	42.3%

	Six Months Ended June 30,
	2011		2010		Change
Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)

United States	$67,092	60.6%	$47,109	60.6%	$19,983	42.4%
International	43,556	39.4	30,642	39.4	12,914	42.1

Total	$110,648	100.0%	$77,751	100.0%	$32,897	42.3%

For the Three Months Ended June 30, 2011

Revenue was $58.7 million in the three months ended June 30, 2011, compared to $41.6 million in the three months ended June 30, 2010, an increase of $17.0 million, or 40.9%. Our U.S. revenue was $34.6 million, or 59.0% of our total revenue during the second quarter, compared to $25.7 million, or 61.7% of our total revenue in the same quarter during 2010.

Our listing business revenue increased by $12.9 million in the three months ended June 30, 2011, compared to the three months ended June 30, 2010, primarily due to an increased number of new listings and an increase in revenue per listing. Paid listings increased from 525,187 at June 30, 2010, to 626,661 at June 30, 2011, an increase of 19.3%. Our average annual revenue per listing was $339 for the three months ended June 30, 2011, compared to $298 for the three months ended June 30, 2010, an increase of $41, or 13.8%. In addition, we recognized three months of revenue from realholidays.com.au, the Australian business we acquired in April 2011, in the period ended June 30, 2011, contributing $0.4 million to the increase in listing revenue.

With respect to other revenue, software licensing and related maintenance revenue increased by $2.2 million in the three months ended June 30, 2011 compared to the three months ended June 30, 2010, primarily associated with the acquisitions of the Instant Software and Escapia businesses, which were completed in the fourth quarter of 2010 and therefore were not part our product offerings in the three months ended June 30, 2010. Advertising revenue increased by $684,000 in the three months ended June 30, 2011 compared to the three months ended June 30, 2010, due to improved economic conditions for online advertising in 2011, as well as changes made to our websites to better serve advertisers. Revenue from our owner reservation tool and the related merchant bank credit card royalties increased by $663,000 in the three months ended June 30, 2011 compared to the three months ended June 30, 2010. We no longer offer a vacation booking service, which was part of a pilot program in 2010, and therefore revenue in this area was lower by $136,000. The balance of the increased revenue was generated from products focused on travelers, such as trip insurance and the Carefree Rental Guarantee, which generated increased revenues of $488,000 in the three months ended June 30, 2011, compared to the same period in 2010.

For the Six Months Ended June 30, 2011

Revenue was $110.6 million in the six months ended June 30, 2011, compared to $77.8 million in the six months ended June 30, 2010, an increase of $32.9 million, or 42.3%. Our U.S. revenue was $67.1 million or 60.6% of our total revenue during the first half of the year, compared to $47.1 million, or 60.6% of our total revenue in the same period during 2010.

Our listing business revenue increased by $24.3 million in the six months ended June 30, 2011, compared to the six months ended June 30, 2010, primarily due to an increased number of new listings and an increase in revenue per listing. Paid listings increased from 525,187 at June 30, 2010, to 626,661 at June 30, 2011, an increase of 19.3%. Our average annual revenue per listing was $333 for the six months ended June 30, 2011, compared to $300 for the six months ended June 30, 2010, an increase of $33, or 11.0%. In addition, we recognized three months of revenue from realholidays.com.au, the Australian business we acquired in April 2011, in the period ended June 30, 2011, contributing $0.4 million to the increase in listing revenue.

With respect to other revenue, software licensing and related maintenance revenue increased by $4.5 million in the six months ended June 30, 2011 compared to the six months ended June 30, 2010, primarily associated with the acquisitions of the Instant Software and Escapia businesses, which were completed in the fourth quarter of 2010 and therefore were not part our product offerings in the six months ended June 30, 2010. Advertising revenue increased by $1.4 million in the six months ended June 30, 2011 compared to the six months ended June 30, 2010, due to improved economic conditions for online advertising in 2011, as well as changes made to our websites to better serve advertisers. Revenue from our owner reservation tool and the related merchant bank credit card royalties increased by $1.3 million in the six months ended June 30, 2011 compared to the six months ended June 30, 2010. We no longer offer a vacation booking service, which was part of a pilot program in 2010, and therefore revenue in this area was lower by $276,000. The balance of the increased revenue was generated from products focused on travelers, such as trip insurance and the Carefree Rental Guarantee, which generated increased revenues of $989,000 in the six months ended June 30, 2011, compared to the same period in 2010.

Cost of Revenue

	Three Months Ended June 30,
	2011		2010		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)

Cost of revenue	$8,651	14.7%	$6,245	15.0%	$2,406	38.5%

	Six Months Ended June 30,
	2011		2010		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)

Cost of revenue	$17,109	15.5%	$12,038	15.5%	$5,071	42.1%

For the Three Months Ended June 30, 2011

Cost of revenue was $8.7 million in the three months ended June 30, 2011, compared to $6.2 million in the three months ended June 30, 2010, an increase of $2.4 million, or 38.5%. The majority, or 54.2%, of the increase was due to a $1.3 million increase in salaries, benefits, bonuses and related expenses (including non-cash stock compensation) for our customer service and web-hosting personnel. At June 30, 2011, we had 50 additional customer support personnel and three additional personnel to support our web-hosting operations compared to the number of our customer service and web-hosting personnel at June 30, 2010. With increased customer service employees, as well as increased investment in hosting equipment, we incurred $524,000 in additional expense for facilities and depreciation. Merchant fees are generally incurred as a percentage of credit card receipts and increased by $271,000, consistent on a percentage basis with revenue growth. Expenses associated with web hosting increased by $105,000 as we added more computing capacity for increased growth in visits to our websites, including growth related to websites acquired in our acquisitions of Second Porch and realholidays.com.au during the three months ended June 30, 2011. Other significant increases included $121,000 related to an increased number of software licenses and maintenance for our corporate systems. We expect our cost of revenue to increase on an absolute basis but stay relatively steady as a percentage of total revenue.

For the Six Months Ended June 30, 2011

Cost of revenue was $17.1 million in the six months ended June 30, 2011, compared to $12.0 million in the six months ended June 30, 2010, an increase of $5.1 million, or 42.1%. A large part of the increase was due to a $2.8 million increase in salaries, benefits, bonuses and related expenses (including non-cash stock compensation) for our customer service and web-hosting personnel. Consistent with the increase in cost of revenue for the three months ended June 30, 2011, at June 30, 2011 we had 50 additional customer support personnel and three additional personnel to support our web-hosting operations compared to the number of our customer service and web-hosting personnel at June 30, 2010. With increased customer service employees, as well as increased investment in hosting equipment, we incurred $953,000 in additional expense for facilities and depreciation. Merchant fees are generally incurred as a percentage of credit card receipts and increased by $594,000, in line on a percentage basis with revenue growth. Expenses associated with web hosting increased by $347,000 as we added more computing capacity for increased growth in visits to our websites. Other significant increases included $264,000 related to an increased number of software licenses and maintenance for our corporate systems.

Product Development

	Three Months Ended June 30,
	2011		2010		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)

Product development	$8,428	14.4%	$4,354	10.5%	$4,074	93.6%
Capitalized software development costs	1,229	2.1	901	2.2	328	36.4

Total product and technology costs expensed and capitalized	$9,657	16.5%	$5,255	12.6%	$4,402	83.8%

	Six Months Ended June 30,
	2011		2010		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)

Product development	$15,439	14.0%	$8,198	10.5%	$7,241	88.3%
Capitalized software development costs	2,345	2.1	1,606	2.1	739	46.0

Total product and technology costs expensed and capitalized	$17,784	16.1%	$9,804	12.6%	$7,980	81.4%

For the Three Months Ended June 30, 2011

Product development expense was $8.4 million in the three months ended June 30, 2011, compared to $4.4 million in the three months ended June 30, 2010, an increase of $4.1 million, or 93.6%. A large part of the increase was due to a $3.2 million increase in salaries, benefits, bonuses and related expenses (including non-cash stock compensation), offset by an increase in capitalized software costs of $328,000. At June 30, 2011, we had 71 additional employees in product development compared to June 30, 2010. Overall increases in headcount also drove higher facilities and depreciation expense of $477,000 in the three months ended June 30, 2011. Contracting expense increased $444,000 in the three months ended June 30, 2011, compared to the three months ended June 30, 2010, due to increased use of outsourced technology resources. We expect our product development expenses to increase both on an absolute basis and as a percentage of revenue.

For the Six Months Ended June 30, 2011

Product development expense was $15.4 million in the six months ended June 30, 2011, compared to $8.2 million in the six months ended June 30, 2010, an increase of $7.2 million, or 88.3%. A large part of the increase was due to a $5.7 million increase in salaries, benefits, bonuses and related expenses (including non-cash stock compensation), offset by an increase in capitalized software costs of $739,000. Consistent with the increase in product development expenses for the three months ended June 30, 2011, at June 30, 2011 we had 71 additional employees in product development compared to June 30, 2010. Contracting expense increased $888,000 in the six months ended June 30, 2011, compared to the six months ended June 30, 2010, due to increased use of outsourced technology resources. Overall increases in headcount also drove higher facilities and depreciation expense of $876,000 in the six months ended June 30, 2011.

Sales and Marketing

	Three Months Ended June 30,
	2011		2010		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)

Sales and marketing	$20,616	35.1%	$13,769	33.1%	$6,847	49.7%

	Six Months Ended June 30,
	2011		2010		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)

Sales and marketing	$43,278	39.1%	$29,799	38.3%	$13,479	45.2%

For the Three Months Ended June 30, 2011

Sales and marketing expense was $20.6 million in the three months ended June 30, 2011, compared to $13.8 million in the three months ended June 30, 2010, an increase of $6.8 million, or 49.7%. Salaries, benefits, bonuses and related expenses (including non-cash stock compensation) increased $4.7 million in the three months ended June 30, 2011, due primarily to an increase in the number of our employees. At June 30, 2011, we had 110 additional employees in sales and marketing compared to June 30, 2010. As part of the increase, beginning in 2011, 27 existing general and administrative employees were redeployed into new roles within our sales and marketing organization to continue our focus on the growth of our business. During the three months ended June 30, 2011, the related compensation costs were captured in sales and marketing, accounting for $2.0 million of the total increase of $4.7 million of compensation-related expenses during the period.

In the three months ended June 30, 2011, direct marketing expenses increased by $493,000 due to higher expenses associated with pay-per-click advertising and email campaigns to support the growth of the overall business.

Facilities and depreciation expenses allocated to sales and marketing increased by $748,000 and contracting and travel expenses increased by $645,000. On an annual basis, we expect sales and marketing expenses to increase on an absolute basis and continue to remain relatively consistent as a percentage of revenue. The expense quarter-to-quarter may fluctuate due to the timing of media campaigns.

For the Six Months Ended June 30, 2011

Sales and marketing expense was $43.3 million in the six months ended June 30, 2011, compared to $29.8 million in the six months ended June 30, 2010, an increase of $13.5 million, or 45.2%. Salaries, benefits, bonuses and related expenses (including non-cash stock compensation) increased $9.0 million in the six months ended June 30, 2011, due primarily to an increase in the number of our employees. Consistent with the increase in sales and marketing expenses for the three months ended June 30, 2011, at June 30, 2011 we had 110 additional employees in sales and marketing compared to June 30, 2010, including 27 existing general and administrative employees that were redeployed in 2011 into new roles within our sales and marketing organization to continue our focus on the growth of our business. During the six months ended June 30, 2011, the related compensation costs were captured in sales and marketing, accounting for $3.6 million of the total increase of $9.0 million of compensation-related expenses during the period.

In the six months ended June 30, 2011, marketing expenses increased by $1.4 million due to higher expenses associated with pay-per-click advertising and email campaigns to support the growth of the overall business, media and related costs associated with our 2011 broad reach marketing campaign and market research reports.

Facilities and depreciation expenses allocated to sales and marketing increased by $1.4 million and contracting and travel expenses increased by $1.1 million.

General and Administrative

	Three Months Ended June 30,
	2011		2010		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)

General and administrative	$11,412	19.4%	$9,872	23.7%	$1,540	15.6%

	Six Months Ended June 30,
	2011		2010		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)

General and administrative	$21,686	19.6%	$18,686	24.0%	$3,000	16.1%

For the Three Months Ended June 30, 2011

General and administrative expense was $11.4 million in the three months ended June 30, 2011, compared to $9.9 million in the three months ended June 30, 2010, an increase of $1.5 million, or 15.6%. Salaries, benefits, bonuses and related expenses (including non-cash stock compensation) increased by $903,000 in the three months ended June 30, 2011, compared to the three months ended June 30, 2010. At June 30, 2011, we had three additional employees and executives in operations, finance, human resources, and legal compared to the number of operations, finance, human resources, and legal personnel at June 30, 2010. The increase in compensation-related expenses of $903,000 is net of a decrease of $2.0 million in compensation related expenses due to the centralization of administrative functions as part of our integration efforts and the redeployment of employees into the sales and marketing organization, resulting in these expenses being recognized within sales and marketing rather than in general and administrative in the current period.

Consulting, professional fees and contracting increased $1.1 million in the three months ended June 30, 2011, due to increased legal, accounting and consulting services associated with the closing and integration of our acquisitions in the second quarter of 2011, continued preparation of the business for a potential public offering and the investigation of potential new strategic transactions. Additionally, we incurred $94,000 in bad debt expense during the three months ended June 30, 2011 as compared to no expense for bad debt in the comparable prior year period. The balance of the increased expenses was due to equipment and other expenses, which were partially offset by other non-income based operating tax expenses decreasing by $656,000. We expect general and administrative expenses to increase on an absolute basis but continue to represent the same or a slightly lower percentage of revenue.

For the Six Months Ended June 30, 2011

General and administrative expense was $21.7 million in the six months ended June 30, 2011, compared to $18.7 million in the six months ended June 30, 2010, an increase of $3.0 million, or 16.1%. Salaries, benefits ,bonuses and related expenses (including non-cash stock compensation) increased by $780,000 in the six months ended June 30, 2011, compared to the six months ended June 30, 2010. Consistent with the increase in general and administrative expenses for the three months ended June 30, 2011, at June 30, 2011 we had three additional employees and executives in operations, finance, human resources, and legal compared to the number of operations, finance, human resources, and legal personnel at June 30, 2010. The increase in compensation related expenses of $780,000 is net of a decrease of $3.6 million in compensation related expenses due to the centralization of administrative functions as part of our integration efforts and the redeployment of employees into the sales and marketing organization, resulting in these expenses being recognized within sales and marketing rather than general and administrative in the current period.

Consulting, professional fees and contracting increased $2.1 million in the six months ended June 30, 2011, due to increased legal, accounting and consulting associated with the integration of our late 2010 acquisitions and the closing and integration of our 2011 acquisitions, preparation of the business for a potential public offering and the investigation of potential new strategic transactions. Additionally, we incurred $269,000 in bad debt expense during the six months ended June 30, 2011 as compared to no expense for bad debt in the comparable prior year period. The balance of the increased expenses was due to an increase in equipment expense of $380,000, which was partially offset by a decrease in other non-income based operating tax expenses of $405,000 and a decrease in other operating expenses of $108,000.

Amortization

	Three Months Ended June 30,
	2011		2010		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)

Amortization expense	$2,937	5.0%	$2,546	6.1%	$391	15.4%

	Six Months Ended June 30,
	2011		2010		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)

Amortization expense	$5,800	5.2%	$4,715	6.1%	$1,085	23.0%

For the Three Months Ended June 30, 2011

Amortization expense was $2.9 million in the three months ended June 30, 2011, compared to $2.5 million in the three months ended June 30, 2010, an increase of $0.4 million, or 15.4%.

Amortization expense increased by $465,000 in the three months ended June 30, 2011 due to the addition of identifiable intangible assets from our four acquisitions in 2010 and our two acquisitions in 2011. Also contributing to the increase are foreign exchange rate fluctuations on our intangibles assets held in local currencies in France, Germany, the United Kingdom, Australia and Brazil. These increases were partially offset by a decrease in our amortization expense resulting from the expiration of identifiable intangible assets from prior acquisitions of $144,000.

For the Six Months Ended June 30, 2011

Amortization expense was $5.8 million in the six months ended June 30, 2011, compared to $4.7 million in the six months ended June 30, 2010, an increase of $1.1 million, or 23.0%.

Amortization expense increased by $1.3 million in the six months ended June 30, 2011 due to the addition of identifiable intangible assets from our four acquisitions in 2010 and our two acquisitions in 2011. Also contributing to the increase are foreign exchange rate fluctuations on our intangibles assets held in local currencies in France, Germany, the United Kingdom, Australia and Brazil. These increases were partially offset primarily by a decrease in our amortization expense resulting from the expiration of identifiable intangible assets from prior acquisitions of $304,000.

Other Income (Expense)

	Three Months Ended June 30,
	2011		2010		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)

Other income (expense)	$(253)	(0.4)%	$(1,877)	(4.5)%	$1,624	(86.5)%

	Six Months Ended June 30,
	2011		2010		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)

Other income (expense)	$(273)	(0.2)%	$(2,968)	(3.8)%	$2,695	(90.8)%

For the Three Months Ended June 30, 2011

We recorded $2.0 million in losses from foreign currency denominated transactions for the three months ended June 30, 2010. We have engaged in forward contracts to hedge foreign currency impact on certain of our intercompany loans during the three months ended June 30, 2011, which resulted in $330,000 in losses from foreign currency denominated transactions for the three months ended June 30, 2011. Interest income was $59,000 for both the three months ended June 30, 2011 and 2010.

For the Six Months Ended June 30, 2011

We recorded $3.1 million in losses from foreign currency denominated transactions for the six months ended June 30, 2010. We have engaged in forward contracts to hedge foreign currency impact on certain of our intercompany loans during the six months ended June 30, 2011, which resulted in $435,000 in losses from foreign currency denominated transactions for the six months ended June 30, 2011. Interest income was $116,000 for the six months ended June 30, 2011, compared to $117,000 in the six months ended June 30, 2010.

Income Taxes

	Three Months Ended June 30,
	2011		2010		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)

Income tax (expense) benefit	$(4,216)	(7.2)%	$11,888	28.5%	$(16,104)	(135.5)%

	Six Months Ended June 30,
	2011		2010		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)

Income tax (expense) benefit	$(3,362)	(3.0)%	$12,716	16.4%	$(16,078)	(126.4)%

For the Three Months Ended June 30, 2011

Our income tax expense was $4.2 million for the three months ended June 30, 2011, compared to a benefit of $11.9 million for the three months ended June 30, 2010. The expense in the three months ended June 30, 2011 is primarily due to tax expense of $4.0 million determined using our estimated annual effective tax rate of 62.0%. The estimated annual effective tax rate at June 30, 2011 differed from the statutory rate primarily due to non-deductible stock-based compensation charges and the effect of different statutory rates in foreign jurisdictions. The benefit in the three months ended June 30, 2010 was due to tax expense of $1.4 million determined using an estimated annual effective tax rate of 43.9%, offset by a one-time benefit of $13.4 million due to the release in the period ended June 30, 2010 of the valuation allowance against U.S. federal and state deferred tax assets. The estimated annual effective tax rate at June 30, 2010 differed from the statutory rate primarily due to non-deductible stock based-compensation.

For the Six Months Ended June 30, 2011

Our income tax expense was $3.4 million for the six months ended June 30, 2011, compared to a benefit of $12.7 million for the six months ended June 30, 2010. The expense in the six months ended June 30, 2011 is primarily due to tax expense of $4.4 million determined using our estimated annual effective tax rate of 62.0%, offset by the release in the period ended March 31, 2011 of reserves for uncertain tax positions for completed audits of two of our foreign subsidiaries of $1.3 million. The estimated annual effective tax rate at June 30, 2011 differed from the statutory rate primarily due to non-deductible stock-based compensation charges and the effect of different statutory rates in foreign jurisdictions. The benefit in the six months ended June 30, 2010 was due to tax expense of $0.6 million determined using an estimated annual effective tax rate of 43.9%, offset by a one-time benefit of $13.4 million due to the release in the period ended June 30, 2010 of the valuation allowance against U.S. federal and state deferred tax assets. The estimated annual effective tax rate at June 30, 2010 differed from the statutory rate primarily due to non-deductible stock based-compensation.

Seasonality and Quarterly Results

Our operating results may fluctuate for a variety of reasons, including seasonal factors and economic cycles that influence the vacation travel market. Property owners and managers tend to buy listings when travelers are most likely to make vacation plans. The timing depends on whether travelers are taking a winter or summer vacation and may depend on the country. Historically, we have experienced the highest level of new and renewed listings in the first quarter of the year, which is typically when travelers are making plans for summer vacations in the United States and Europe. The lowest level of new listings and renewals occurs in the third quarter. By the fourth quarter, we see property owners and managers of winter vacation destinations list and renew in time to meet the needs of travelers planning those trips. Other vacation areas outside of the United States and Europe, such as Brazil, also have seasonality, but the seasonality may not be reflected in the same quarters.

In 2009 and 2010, we saw a decrease in paid listings during the third quarter as compared to the second quarter. This decrease in paid listings is driven in part by a large number of listings which are taken off our websites in France in the third quarter of each year due to the seasonal nature of the products sold. Excluding the French sites, total ending paid listings would have increased by 2% sequentially from June 30 to September 30 in each of 2009 and 2010.

The cyclicality may not have manifested itself in our business because of our growth and the timing of our acquisitions. In addition, the full effects of cyclicality may not be readily apparent in our revenue due to the ratable recognition of listing revenue. However, the seasonality results in higher cash flows during the first quarter as most listings are annual and fully paid at the time the listing is purchased. As we introduce new products for property owners, managers and travelers, the seasonality of those transactions may vary from the seasonality of our listing sales. We also experience seasonality in the number of visitors to our websites, also with the first quarter having the highest number of visitors. This is reflected in our quarterly financial results when we add customer service staff and hosting capabilities to support the increase.

Our operating results may fluctuate due to a variety of factors, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful and historical results may not be indicative of future performance.

Discussion Regarding Adjusted EBITDA and Free Cash Flow and Reconciliation to GAAP

We define Adjusted EBITDA as net income (loss) plus depreciation, amortization of intangible assets; interest expense, net; income tax expense (benefit); stock-based compensation expense, and net of any foreign exchange income or expense.

The following table presents a reconciliation of net income to Adjusted EBITDA (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income	$2,168	$14,866	$3,701	$14,063
Add:
Depreciation and amortization	5,012	3,963	9,809	7,510
Stock-based compensation	6,518	3,654	11,215	6,423
Interest expense	(10)	—	—	1
Interest income	(59)	(59)	(116)	(117)
Foreign exchange expense	330	1,952	435	3,113
Income tax expense (benefit)	4,216	(11,888)	3,362	(12,716)

Adjusted EBITDA	$18,175	$12,488	$28,406	$18,277

The following tables present stock-based compensation and depreciation included in the above line items (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Stock-based compensation:
Cost of revenue	$503	$255	$889	$403
Product development	1,333	685	2,336	1,207
Sales and marketing	1,815	419	3,181	819
General and administrative	2,867	2,295	4,809	3,994

Total	$6,518	$3,654	$11,215	$6,423

Depreciation:
Cost of revenue	$652	$487	$1,302	$990
Product development	463	287	882	549
Sales and marketing	692	405	1,328	783
General and administrative	268	238	497	473

Total	$2,075	$1,417	$4,009	$2,795

We define free cash flow as our cash provided by operating activities, adjusted for cash interest expense and income, and subtracting capital expenditures. For the purpose of calculating free cash flow, we consider purchases of property, equipment, tenant improvements for our offices, and software licenses (including costs associated with internally developed software) as capital expenditures.

The following table presents a summary of cash flows and a reconciliation of cash flows from operating activities to free cash flows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Cash provided by operating activities	$19,493	$16,125	$40,467	$33,865
Cash paid for interest	—	—	—	—
Capital expenditures	(2,634)	(2,432)	(5,785)	(3,824)

Free cash flow	$16,859	$13,693	$34,682	$30,041

Adjusted EBITDA and free cash flow are financial measures that are not calculated in accordance with accounting principles generally accepted in the United States, or GAAP. However, we believe that the use of Adjusted EBITDA and free cash flow are useful to investors in evaluating our operating performance for the following reasons:

•

our management uses Adjusted EBITDA and free cash flow in conjunction with GAAP financial measures as part of our assessment of our business and in communications with our board of directors concerning our financial performance;

•

Adjusted EBITDA and free cash flow provide consistency and comparability with our past financial performance, facilitate period-to-period comparisons of operations, and also facilitate comparisons with other peer companies, many of which use similar non-GAAP financial measures to supplement their GAAP results;

•	securities analysts use Adjusted EBITDA and free cash flow as supplemental measures to evaluate the overall operating performance of companies; and

•

Adjusted EBITDA excludes non-cash charges, such as depreciation, amortization and stock-based compensation, because such non-cash expenses in any specific period may not directly correlate to the underlying performance of our business operations and can vary significantly between periods.

Adjusted EBITDA and free cash flow should not be reviewed in isolation. You should consider them in addition to, and not as substitutes for, measures of our financial performance reported in accordance with GAAP. Our Adjusted EBITDA or free cash flow may not be comparable to similarly titled measures of other companies and because other companies may not calculate such measures in the same manner as we do. Adjusted EBITDA and free cash flow have limitations as analytical tools. As an example, although depreciation and amortization are non-cash charges, the assets being depreciated or amortized will often need to be replaced in the future, and Adjusted EBITDA and free cash flow do not reflect any cash requirements for these replacements. In addition, neither of these measures reflect future requirements for contractual obligations.

Further limitations of Adjusted EBITDA include:

•	this measure does not reflect changes in working capital;

•	this measure does not reflect interest income or interest expense; and

•	this measure does not reflect cash requirements for income taxes.

Liquidity and Capital Resources

From our incorporation in 2004 until June 30, 2011, we financed our operations and acquisitions primarily through private placements of our capital stock and bank borrowings, which have been fully repaid, and from cash flows from operations. As of June 30, 2011, our cash, cash equivalents and short-term investments totaled $111.6 million, compared to $98.3 million at June 30, 2010. Cash and short-term investments at June 30, 2011 exclude the net cash received from our initial public offering, which was completed on July 5, 2011.

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2011	2010
	(in thousands)

Consolidated Statements of Cash Flow Data:
Net cash provided by operating activities	$40,467	$33,865
Net cash used in investing activities	(5,123)	(56,759)
Net cash provided by financing activities	2,651	1,701
Effect of exchange rate changes on cash	1,992	(3,687)

Net increase (decrease) in cash and cash equivalents	39,987	(24,880)
Cash and cash equivalents at beginning of period	65,697	92,425

Cash and cash equivalents at end of period	$105,684	$67,545

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $40.5 million in the six months ended June 30, 2011 compared to $33.9 million in the comparable prior year period, representing an increase of $6.6 million, or 19.5%.

A key driver of our cash from operations is the upfront collection of fees for new and renewed listing subscriptions. In the six months ended June 30, 2011, cash was generated primarily through an increase in new and renewed listing subscriptions, resulting in higher upfront collection of listing fees and increased deferred revenue of $22.1 million for the period. During the six months ended June 30, 2011, we generated net income of $3.7 million. Included in our net income was depreciation expense of $4.0 million, amortization expense of $5.8 million and non-cash stock compensation expense of $11.2 million. Net income, excluding these non-cash reductions, contributed $24.7 million to cash provided by operating activities during the six months ended June 30, 2011.

In the six months ended June 30, 2010, cash was generated primarily through an increase in new and renewed listing subscriptions, resulting in higher upfront collection of listing fees and increased deferred revenue of $19.6 million for the period. During the six months ended June 30, 2010, we generated net income of $14.1 million. Included in our net income was depreciation expense of $2.8 million, amortization expense of $4.7 million, non-cash stock compensation expense of $6.4 million and a non-cash income tax benefit of $11.2 million. Net income, excluding these non-cash reductions, contributed $16.8 million to cash provided by operating activities during the six months ended June 30, 2010.

The growth in our number of paid listings, the impact of other revenue and expenses, the timing and amount of future working capital changes and tax payments will affect the future amount of cash used in or provided by operating activities.

Net Cash Used in Investing Activities

Net cash used in investing activities was $5.1 million in the six months ended June 30, 2011 compared to $56.8 million in the comparable period in the prior year, representing a decrease of $51.6 million. Our investing activities reflect acquisitions we have made as well as capital expenditures and changes in our short-term investments. We may have acquisitions in the future that could have a material impact on our cash flows and operations.

During the six months ended June 30, 2011 we invested $4.7 million, net of cash acquired, for the acquisitions of realholidays.com.au and Second Porch, Inc. Capital expenditures were $5.8 million and included $2.3 million in capitalized software development costs. Proceeds received from the sale of short-term investments during the six months ended June 30, 2011 were $6.0 million.

During the six months ended June 30, 2010 we invested $36.0 million, net of cash acquired, for the acquisitions of BedandBreakfast.com and AlugueTemporada.com. Capital expenditures were $3.8 million and included $1.6 million in capitalized software development costs. Purchases of short-term investments, net of proceeds received from the sale of short-term investments during the six months ended June 30, 2011 resulted in $18.8 million of cash used during the period.

As our business expands, we expect to continue to invest in new computers and software for employees, for product development and to support the hosting of our websites. As we expand our facilities, we intend to purchase furniture and fixtures and invest in leasehold improvements. Our planned capital expenditures are not expected to exceed $14.0 million in 2011.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $2.7 million in the six months ended June 30, 2011 compared to $1.7 million in the comparable prior year period, representing an increase of $1.0 million, or 55.8%.

Cash provided by financing activities in both the six month period June 30, 2011 and 2010 was comprised of proceeds from the exercise of stock options to purchase common stock. Additionally, in the period ended June 30, 2011, approximately $341,000 of cash provided was related to excess tax benefits from stock-based compensation.

Capital Resources

We believe that our existing cash, cash equivalents, short-term investments and cash generated from operations will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months.

Subsequent to the close of our second quarter on June 30, 2011, on July 5, 2011, we completed our initial public offering of 9,200,000 shares of common stock, at $27.00 per share, before underwriting discounts and commissions. We sold 5,931,335 shares and existing stockholders sold an aggregate of 3,268,665 shares, including 1,200,000 shares as a result of the underwriters’ exercise of their over-allotment option to purchase additional shares. The initial public offering generated net proceeds to us of approximately $148.9 million, after deducting underwriting discounts. Expenses incurred by us for the sale of common stock were approximately $2.6 million and will be recorded against the proceeds received from the sale of common stock. We did not receive any proceeds from the sale of shares by the selling stockholders.

With the proceeds of the offering, we redeemed our outstanding shares of Series A and B preferred stock, for $55.8 million and $9.2 million, respectively, as well as paid in full all accrued but unpaid dividends on our outstanding shares of Series C preferred stock, which totaled $32.9 million.

Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our marketing and sales activities, the timing and extent of spending to support product development efforts, the timing of introductions of new products and services and enhancements to existing products and services, potential acquisitions and the continuing market acceptance of our products and services. We may need to raise additional capital through future debt or equity financing to the extent necessary to fund such activities. Additional financing may not be available at all or on terms favorable to us. We may enter into arrangements in the future with respect to investments in, or acquisitions of, complementary businesses, products, services or technologies, which could also require us to seek additional equity or debt financing.

Contractual Obligations and Commitments

The majority of our property owners and managers pay for their listings by credit card because it simplifies and expedites the payment process and is a relatively secure form of payment. We have multiple agreements with credit card companies to support these activities. Most of our property owners and managers purchase an annual listing, for which payment is made at the beginning of the listing. There is a risk that we may fail to fully perform our obligations under the listing, which could result in an obligation of the credit card companies to reimburse their customers for a portion or all of the listing fee. We would be obligated to reimburse the credit card companies for all such amounts they pay pursuant to our agreements with them, under which we have obtained our credit card acceptance privileges.

Due to the nature of this risk, credit card companies have required from time to time, and may require in the future, that we set aside additional collateral or cash reserves. As of June 30, 2011, we had £1.0 million on deposit in the United Kingdom, €135,000 on deposit in Germany and $150,000 on deposit in the United States for this purpose. We also guarantee £5.0 million to a bank for one of our subsidiaries in the United Kingdom in lieu of establishing cash reserves related to processing of credit cards.

We have $312,000 in restricted cash to support a line of credit related to our former Austin, Texas headquarters lease, $550,000 held in restricted cash to protect the bank from default on credit cards used in our operations and 200,000 Swiss francs in restricted cash to support a line of credit related to our new Geneva, Switzerland headquarters lease. As we enter into new leases and as we make changes to our credit card merchants and acquiring banks, we may have increases to restricted cash and deposits.

There have been no material changes in our contractual obligations from our disclosures within our prospectus filed with the SEC on June 28, 2011.

Off-Balance Sheet Arrangements

During the six months ended June 30, 2011, we did not, and we do not currently, have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

Item 3:	Quantitative and Qualitative Disclosures About Market Risk

Foreign currency exchange risk. We have subsidiaries in the United Kingdom, France, Germany, Switzerland, The Netherlands and Brazil. We also formed a subsidiary in Australia in 2011 and expect to form subsidiaries in other countries in the future. Our subsidiaries generally use the local currency as their functional currency, which we translate into U.S. dollars for consolidation.

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates involving the British pound, the Euro, the Brazilian Reais, the Swiss Franc and the Australian dollar. We currently enter into forward contracts to hedge fluctuations in the value of certain intercompany debt denominated in foreign currencies but do not enter into any other derivative financial instruments for trading or speculative purposes. Fluctuations in currency exchange rates could harm our business in the future. Because we conduct a significant and growing portion of our business outside the United States but report our results in U.S. dollars, we face exposure to adverse movements in currency exchange rates, which may cause our revenue and operating results to differ materially from expectations. In addition, the results of operations of many of our internationally focused websites are exposed to foreign exchange rate fluctuations as the financial results of the applicable subsidiaries are translated from the local currency into U.S. dollars upon consolidation. A decline in the U.S. dollar relative to foreign currencies would increase our non-U.S. revenue and improve our operating results. Conversely, if the U.S. dollar strengthens relative to foreign currencies, our revenue and operating results would be adversely affected. The effect of an immediate 10% adverse change in exchange rates on foreign denominated cash and receivables as of June 30, 2011, would result in a loss of approximately $6.7 million and a reduction in value on the balance sheet of approximately $0.4 million.

Investments and Interest Rate Sensitivity. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in short-term, high-quality, interest-bearing securities. To minimize our exposure to an adverse shift in interest rates, we invest in short-term securities and maintain an average maturity of one year or less.

Item 4:	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2011, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

The SEC, as required by Section 404 of the Sarbanes-Oxley Act, adopted rules requiring every company that files reports with the SEC to include a management report on such company’s internal control over financial reporting in its annual report. In addition, our independent registered public accounting firm must attest to our internal control over financial reporting. Our first Annual Report on Form 10-K will not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by SEC rules applicable to newly public companies. Management will be required to provide an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2012. We believe we will have adequate resources and expertise, both internal and external, in place to meet this requirement. However, there is no guarantee that our efforts will result in management’s ability to conclude, or our independent registered public accounting firm to attest, that our internal control over financial reporting is effective as of December 31, 2012.

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are involved in litigation related to claims arising from the ordinary course of our business. We believe that there are no claims or actions pending or threatened against us, the ultimate disposition of which would have a material adverse effect on us.

Item 1A.	Risk Factors

Our prospectus filed with the SEC pursuant to Rule 424(b) on June 28, 2011 relating to our initial public offering includes a detailed discussion of certain material risk factors facing our Company. Such risk factors continue to be relevant to an understanding of our business, financial condition and results of operations and, accordingly, you should review and consider such risk factors in making any investment decision with respect to our securities.

Risk factors which have materially changed or which we have added since the filing of our Registration Statement on Form S-1/A on June 16, 2011, are marked with an “*”.

Risks Related to Our Business

We are an early-stage company with a limited operating history, which makes it difficult to evaluate our current business and future prospects and may increase the risk of your investment.

We began our operations in February 2005. Our limited operating history may make it difficult to evaluate our current business and our future prospects. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries, including challenges in accurate financial planning and forecasting. You should consider our business and prospects in light of the risks and difficulties we may encounter as an early-stage company.

If we are unable to attract and maintain a critical mass of vacation rental listings and travelers, whether due to competition or other factors, our marketplace will become less valuable to property owners and managers and to travelers, and our revenue and net income could decrease materially.

Currently, substantially all of our revenue is generated when owners or managers of vacation rentals pay us listing fees to list and market vacation rentals to travelers who visit the websites comprising our marketplace. We anticipate generating additional revenue in the future by introducing new services and products on our websites targeted at property owners, managers and travelers. Our success depends on our ability to attract owners, managers, travelers and advertisers to our marketplace. If owners and managers choose not to market their vacation rentals through our websites, or elect to list them with a competitor, we may be unable to offer a sufficient supply and variety of vacation properties to attract travelers to our websites. If we are unable to attract travelers to our websites, advertisers may not purchase display advertising on our websites. Similarly, our volume of new listings and listing renewals may suffer if we are unable to attract travelers to our websites. The perceived usefulness of our online marketplace is likely to decline, and our revenue and net income could decrease materially as a result of any of these events.

Our business depends substantially on property owners and managers renewing their listings. Because we recognize listing revenue over the term of the applicable agreement, the lack of listing renewals may not immediately be reflected in our operating results.

Our business depends substantially on property owners and managers renewing their listings. Any decline in our listing renewals would harm our future operating results. Property owners and managers generally market their vacation rentals on our websites pursuant to annual listings with no obligation to renew them. We may be unable to predict future listing renewal rates accurately, and our renewal rates may decline materially or fluctuate as a result of a number of factors, including owners’ decisions to sell or cease renting their properties or to utilize the services of our competitors, or dissatisfaction with our pricing, services or websites. For example, our adoption of new features such as property reviews by travelers, which are designed to attract more travelers, have discouraged and may continue to discourage owners and managers from establishing or renewing their listings. Owners and managers may not establish or renew listings if we cannot generate visits from large numbers of travelers seeking and inquiring about vacation rentals. If owners and managers do not renew their listings or we are forced to accept renewals on less favorable terms, our revenue may decline and our business will suffer. Moreover, some of our owners and managers may live in states or countries that give subscribers the right to cancel their subscription agreements prior to the expiration of the terms of their agreements and receive refunds for the unused portions of their subscriptions, which can adversely affect our cash flows.

We recognize listing revenue ratably over the term of the applicable agreement, and the majority of our quarterly revenue represents revenue attributable to listings entered into during previous quarters. As a result, the effect of significant downturns in sales or renewals of listings in a particular quarter may not be fully reflected in our results of operations until future periods. Our business model also makes it difficult for any rapid increase in new or renewed listings to increase our revenue in any one period because revenue from new listings must be recognized over the applicable listing term.

We may be unable to effectively manage our growth.

Since our inception, we have experienced rapid growth. As our operations have expanded, we have grown from 87 employees at December 31, 2005 to 908 employees at June 30, 2011, of whom 325 were located outside the United States. Our business is becoming increasingly complex, especially in light of the number of acquisitions we have integrated and are in the process of integrating, our limited operating history and our reliance on multiple websites and brands that are currently supported on several different technology platforms. This complexity and our rapid growth have demanded, and will continue to demand, substantial resources and attention from our management. We expect to continue to increase headcount and to hire more specialized personnel in the future as we grow our business. We will need to continue to hire, train and manage additional qualified website developers, software engineers, client and account services personnel, and sales and marketing staff and improve and maintain our technology to properly manage our growth. If our new hires perform poorly, if we are unsuccessful in hiring, training, managing and integrating these new employees or if we are not successful in retaining our existing employees, our business may be harmed.

Further, to accommodate our expected growth we must add new hardware and software and improve and maintain our technology, systems and network infrastructure. Failure to effectively upgrade our technology or network infrastructure to support the expected increased listing and traveler traffic volume could result in unanticipated system disruptions, slow response times or poor experiences for owners, managers or travelers. To manage the expected growth of our operations and personnel and to support financial reporting requirements as a public company, we will need to improve our transaction processing and reporting, operational and financial systems, procedures and controls. These improvements will be particularly challenging if we acquire new operations with different systems. Our current and planned personnel, systems, procedures and controls may not be adequate to support our future operations. If we are unable to expand our operations and hire additional qualified personnel in an efficient manner, it could adversely affect owner, manager or traveler satisfaction and cause our expenses to grow disproportionately relative to our revenue.

Our quarterly financial results are subject to fluctuations. As a result, we could fail to meet or exceed expectations of analysts or investors, which could cause our stock price to decline.

Our revenue, expenses, operating results and cash flows have fluctuated from quarter to quarter in the past and are likely to continue to do so in the future. These fluctuations are due to, or may in the future result from, many factors, some of which are outside of our control, including:

•	the quantity of vacation rental listings on our websites;

•	changes in cash flow due to the seasonal nature of our listing renewals and new listing acquisition;

•

changes by major online search engine companies in their search algorithms, our ability to adapt to these changes and the increased costs of adapting to these changes, which could cause us to spend more on marketing or cause our websites to cease appearing in natural search results completely;

•	advertising costs for paid search keywords that we deem relevant to our business and the success and costs of our online advertising and marketing initiatives;

•	costs related to acquisitions or licensing of, or investments in, products, services, technologies or other businesses and our ability to successfully integrate and manage these acquisitions;

•	the amount and timing of operating expenses and capital expenditures related to the expansion of our operations and infrastructure;

•	the timing of revenue and expenses related to the development or acquisition and integration of technologies, products or businesses;

•	the timing and success of pricing changes or new services by us or our competitors;

•	our ability to keep our websites operating without technical difficulties, service interruptions, or security breaches;

•	declines or disruptions in the travel industry;

•	changes in the timing of holidays or other vacation events;

•	litigation and settlement costs, including unforeseen costs;

•	new accounting pronouncements and changes in accounting standards or practices, particularly any affecting the recognition of listing revenue or accounting for mergers and acquisitions; and

•	new laws or regulations, or interpretations of existing laws or regulations, that harm our business models or restrict the Internet, e-commerce, online payments, or online communications.

Fluctuations in our quarterly operating results may lead analysts to change their long-term models for valuing our common stock, cause us to face short-term liquidity issues, impact our ability to retain or attract key personnel or cause other unanticipated issues, all of which could cause our stock price to decline. As a result of the potential variations in our quarterly revenue and operating results, we believe that quarter-to-quarter comparisons of our revenue and operating results may not be meaningful and the results of any one quarter should not be relied upon as an indication of future performance.

If the businesses we have acquired do not perform as expected or we are unable to effectively integrate acquired businesses, our operating results and prospects could be harmed.

We have acquired 17 businesses since our inception. The businesses we have acquired may not perform as well as we expect. Failure to manage and successfully integrate recently acquired businesses and technologies could harm our operating results and our prospects. Our mergers and acquisitions involve numerous risks, including the following:

•

difficulties in integrating and managing the combined operations, technologies, technology platforms and products of the acquired companies and realizing the anticipated economic, operational and other benefits in a timely manner, which could result in substantial costs and delays or other operational, technical or financial problems;

•	failure of the acquired company to achieve anticipated revenue, earnings or cash flow;

•	diversion of management’s attention or other resources from our existing business;

•	our inability to maintain the key customers and business relationships and the reputations of acquired businesses;

•	uncertainty of entry into markets in which we have limited or no prior experience or in which competitors have stronger market positions;

•	our dependence on unfamiliar affiliates and partners of acquired businesses;

•	unanticipated costs associated with pursuing acquisitions;

•

responsibility for the liabilities of acquired businesses, including those that were not disclosed to us or exceed our estimates, as well as, without limitation, liabilities arising out of their failure to maintain effective data protection and privacy controls and comply with applicable regulations;

•	difficulties in assigning or transferring intellectual property licensed by acquired companies from third parties to us or our subsidiaries;

•	inability to maintain our internal standards, controls, procedures and policies;

•	potential loss of key employees of the acquired companies;

•	difficulties in complying with antitrust and other government regulations;

•

challenges in integrating and auditing the financial statements of acquired companies that have not historically prepared financial statements in accordance with U.S. generally accepted accounting principles;

•

difficulties in integrating acquired companies’ systems controls, policies and procedures to comply with the internal control over financial reporting requirements of the Sarbanes-Oxley Act of 2002; and

•

potential accounting charges to the extent intangibles recorded in connection with an acquisition, such as goodwill, trademarks, customer relationships or intellectual property, are later determined to be impaired and written down in value.

Moreover, we rely heavily on the representations and warranties provided to us by the sellers of acquired companies, including as they relate to creation, ownership and rights in intellectual property, existence of open source and compliance with laws and contractual requirements. If any of these representations and warranties are inaccurate or breached, such inaccuracy or breach could result in costly litigation and assessment of liability for which there may not be adequate recourse against such sellers, in part due to contractual time limitations and limitations of liability.

If we are not able to maintain and enhance our HomeAway brand and the brands associated with each of our websites, our reputation and business may suffer.

Maintaining and enhancing our HomeAway brand identity and the brand identities of each of our websites are critical to our ability to attract new property owners, managers and travelers to our marketplace, generate advertising revenue and successfully introduce new services and products. We may not be able to successfully build our HomeAway brand identity in the United States and overseas without losing some or all of the value associated with, or decreasing the effectiveness of, our other brand identities. We expect that the promotion of our brands will require us to make substantial investments, and, as our market becomes more competitive, these branding initiatives may become increasingly difficult and expensive. The successful promotion of our brands will depend largely on our marketing and public relations efforts. If we do not successfully maintain and enhance our brands, we could lose traveler traffic, which could, in turn, cause owners and managers of vacation rentals to terminate or elect not to renew their listings with us. Our brand promotion activities may not be successful or may not yield revenue sufficient to offset their cost, which could adversely affect our reputation and business.

If we are unable to continue to drive visitors to our websites from search engines, then traffic to our websites could decrease, which could negatively impact property and manager satisfaction with our websites and therefore cause our revenue to decrease.

Many visitors find our websites by searching for vacation rental information through Internet search engines. A critical factor in attracting visitors to our websites is how prominently we are displayed in response to search queries. Accordingly, we utilize search engine marketing as a means to provide a significant portion of our visitor acquisition. Search engine marketing includes both paid visitor acquisition on a cost-per-click basis and visitor acquisition on an unpaid basis, often referred to as organic search.

One method we employ to acquire visitors via organic search is commonly known as search engine optimization, or SEO. SEO involves developing our websites in a way that enables the websites to rank highly for search queries for which our websites’ content may be relevant.

The various search engine providers, such as Google and Bing, employ proprietary algorithms and other methods for determining which websites are displayed for a given search query and how highly websites rank. Search engine providers may also launch new features to enhance search results, which may negatively affect the number of visitors to our websites. Search engine algorithms and other methods that determine the display and ranking of results may change from time to time, generally without public announcement or detailed explanation. Therefore, the success of our SEO strategy depends, in part, on our ability to anticipate and respond to such changes in a timely and effective manner through website and content development.

In addition, websites must comply with search engine guidelines and policies. These guidelines and policies are complex and may change at any time. If we fail to follow such guidelines and policies properly, the search engine may cause our content to rank low in search results or could remove the content altogether from its index. If we fail to understand and comply with these guidelines and policies and ensure our websites’ compliance, our SEO strategy may not be successful.

If we are listed less prominently or fail to appear in search result listings for any reason, including as a result of our failure to successfully execute our SEO strategy, it is likely that we will acquire fewer visitors to our websites, which could adversely impact property owner and manager satisfaction with our websites and, therefore, adversely impact our revenue. We may not be able to replace this traffic with the same volume of visitors or in the same cost-effective manner from other channels, such as cost-per-click search engine marketing or display or other advertising, or at all. An attempt to replace this traffic through other channels may require us to increase our sales and marketing expenditures, which may not be offset by additional revenue, adversely affecting our operating results.

The online vacation rental market is relatively new and is rapidly evolving. If we fail to predict the manner in which our market develops, our business and prospects may suffer materially.

The market for online vacation rentals is relatively new and unproven with little to no data or research available regarding the market and industry. It is uncertain whether this market will continue to develop or if our services will achieve and sustain a level of demand and market acceptance sufficient for us to generate revenue, net income and free cash flow growth. Our success will depend to a substantial extent on the willingness of property owners and managers to use commercial online rental property listing services. Some property managers have developed and use their own proprietary online listing services and, therefore, may be reluctant or unwilling to migrate to our websites.

Furthermore, some property owners and managers may be reluctant or unwilling to use online listing services because of concerns regarding the security of data or the integrity of the online marketplace. If property owners and managers do not perceive the benefits of marketing their properties online, then our market may not develop as we expect, or it may develop more slowly than we expect, either of which would significantly harm our business and operating results. Moreover, our success will depend on travelers’ use of our online marketplace to search, locate and rent vacation rentals, which will depend on their willingness to use the Internet and their belief in the integrity of our websites. In addition, since we operate in unproven and unstudied markets, we have limited insight into trends that may develop in those markets and may affect our business. We may make errors in predicting and reacting to other relevant business trends, which could harm our business.

Unfavorable changes in, or interpretations of, government regulation or taxation of the evolving vacation rental, Internet and e-commerce industries could harm our operating results.

We operate in markets throughout the world, each of which has its own regulatory and taxation requirements. Since we began our operations in 2005, there have been, and continue to be, regulatory developments that affect the vacation rental industry and the ability of companies like us to list those rentals online. For example, some municipalities have adopted ordinances that limit the ability of property owners to rent certain properties for fewer than 30 consecutive days and other cities have introduced or may introduce similar regulations. Many homeowners, condominium and neighborhood associations have adopted regulations that ban or otherwise restrict short-term rentals. These and other similar developments could reduce the number of listings on our websites, which could harm our business and operating results.

From time to time, we may become involved in challenges by or disputes with government agencies regarding these regulations. For example, some government agencies have asked us directly to comply with their regulations and provide owner and manager data to assist them in their enforcement and audit efforts. Also, each region in which we operate has different regulations with respect to licensing and other requirements for the listing of vacation rentals. If a governmental entity sought to apply applicable regulations in a manner that would limit or curtail our ability or willingness to list properties in that particular region, there can be no assurance that we would be successful in defending against the application of these laws and regulations. Further, if we were required to comply with regulations and government requests that negatively impact our relations with property owners, managers and travelers, our business, operations and financial results could be adversely impacted.

Compliance with laws and regulations of different jurisdictions imposing different standards and requirements is very burdensome for businesses like ours. Our online marketplace is accessed by owners, managers and travelers in multiple states and foreign jurisdictions. Our business efficiencies and economies of scale depend on generally uniform treatment of owners, managers and travelers across all jurisdictions in which we operate. Compliance requirements that vary significantly from jurisdiction to jurisdiction impose an added cost to our business and increased liability for compliance deficiencies. In addition, laws or regulations that could harm our business could be adopted, or reinterpreted in a manner that affects our activities, by the U.S. government, state governments, and regulatory agencies or by foreign governments or agencies, including but not limited to the regulation of personal and consumer information and real estate licensing requirements. Violations or new interpretations of these laws or regulations may result in penalties, negatively impact our operations and damage our reputation and business.

Additionally, new, changed, modified or newly interpreted or applied tax laws, statutes, rules, regulations or ordinances could increase our owners’ and managers’ and our compliance, operating and other costs, which could deter owners from renting their vacation properties and negatively affect our new subscription listings and renewals. Any or all of these events could adversely impact our business and financial performance.

The market in which we participate is highly competitive, and we may be unable to compete successfully with our current or future competitors.

The market to provide listing, search and marketing services for the vacation rental industry is highly competitive and fragmented. All of the services that we provide to property owners, managers and travelers, including listing and search, are provided separately or in combination to our current or potential owners and managers by other companies that compete with us. Our current or new competitors may adopt certain aspects of our business model, which could reduce our ability to differentiate our services. Furthermore, listings in the vacation rental industry are not typically marketed exclusively through any single channel, and our listing agreements are not typically exclusive. Accordingly, our competitors could aggregate a set of listings similar to ours. Increased competition could result in a reduction in our revenue, the rate of our new listing acquisition, or the loss of existing listings or market share.

There are thousands of vacation rental listing websites in the United States and Europe that compete directly with us, such as FlipKey, Interchalet, InterHome, James Villas, TripAdvisor and Wyndham Worldwide. Many of these websites offer free or heavily discounted listings or focus on a particular geographic location or a specific type of rental property. Some of them also aggregate property listings obtained through various sources, including the websites of property managers some of whom also market their properties on our websites.

Moreover, we compete with online travel websites, such as Expedia, Hotels.com, Kayak, Priceline, Orbitz and Travelocity, which have traditionally provided comprehensive travel services and some of whom are now expanding into the vacation rental category. We also compete with large Internet companies, such as craigslist, eBay, Google, MSN.com and Yahoo!, which provide listing or advertising services in addition to a wide variety of other products or services.

Some of our current or potential competitors are larger and have more resources than we do. Many of our current and potential competitors enjoy substantial competitive advantages, such as greater name recognition, longer operating histories and larger marketing budgets, as well as substantially greater financial, technical and other resources. In addition, our current or potential competitors may have access to larger property owner, manager or traveler bases. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or owner, manager or traveler requirements. Furthermore, because of these advantages, existing and potential owners, managers and travelers might accept our competitors’ offerings, even if they may be inferior to ours. For all of these reasons, we may not be able to compete successfully against our current and future competitors.

Other companies address the fragmented travel lodging market, such as AirBed & Breakfast, Inc. in the United States and 9Flats.com in Europe, which list rooms to rent or allow advertisers who want to rent their homes occasionally instead of for a vacation season or full time. Some vacation rental property owners also list on these websites, and consequently these companies could become our competitors.

In addition, competitors such as Perfect Places, Inc. and Packlate.com, Inc. serve the professional management marketplace for vacation rentals exclusively, and therefore have the capability of creating more targeted products and features for property manager constituents.

We believe we compete primarily on the basis of the quantity of our listings, the quality of the direct relationships we have with property owners and managers, the volume of travelers who visit our websites, the number of inquiries provided to our property owners and managers, the global diversity of the vacation rentals available on our websites, the quality of our websites, customer service, brand identity, the success of our marketing programs, and price. If current or potential property owners, managers or travelers choose to use any of these competitive offerings in lieu of ours, our revenue could decrease and we could be required to make additional expenditures to compete more effectively. Any of these events or results would harm our business, operating results and financial condition.

Our long-term success depends, in part, on our ability to expand our owner, manager and traveler bases outside of the United States and, as a result, our business is susceptible to risks associated with international operations.

As our operations have expanded, we have acquired businesses or established offices around the world. As of June 30, 2011, we maintained offices in the United States, France, the United Kingdom, Germany, Brazil, Switzerland and Australia. We have limited experience in operating in some foreign jurisdictions and are making significant investments to build our international operations. We plan to continue our efforts to expand globally, including the acquisition of international businesses and establishment of foreign offices in jurisdictions where we do not currently operate. Managing a global organization is difficult, time consuming and expensive and any international expansion efforts that we may undertake may not be successful. In addition, conducting international operations subjects us to risks that we generally do not face in the United States. These risks include:

•	the cost and resources required to localize our services, which requires the translation of our websites into foreign languages and adaptation for local practices and regulatory requirements;

•

unexpected and more restrictive laws and regulations, including those laws governing Internet activities, email messaging, collection and use of personal information, ownership of intellectual property and other activities important to our online business practices;

•	competition with companies that understand the local market better than we do or who have pre-existing relationships with potential owners, managers and travelers in those markets;

•

legal uncertainty regarding our liability for the listings and other content provided by property owners and managers, including uncertainty resulting from unique local laws or a lack of clear precedent of applicable law;

•	lack of familiarity with and the burden of complying with a wide variety of other foreign laws, legal standards and foreign regulatory requirements, which are subject to unexpected changes;

•	adapting to variations in payment forms from property owners, managers and travelers;

•	difficulties in managing and staffing international operations;

•	fluctuations in currency exchange rates;

•	potentially adverse tax consequences, including the complexities of foreign value added tax systems and restrictions on the repatriation of earnings;

•	increased financial accounting and reporting burdens and complexities and difficulties in implementing and maintaining adequate internal controls;

•	political, social and economic instability abroad, terrorist attacks and security concerns in general;

•	reduced or varied protection for intellectual property rights in some countries; and

•	higher telecommunications and Internet service provider costs.

Operating in international markets also requires significant management attention and financial resources. We cannot assure you that our international expansion efforts will be successful, and the investment and additional resources required to establish operations and manage growth in other countries may not produce desired levels of revenue or profitability.

If we are unable to introduce new or upgraded services or features that travelers or property owners and managers recognize as valuable, we may fail to drive additional travelers to our websites or retain existing and attract new property owners and managers. Our efforts to develop new and upgraded services and products could require us to incur significant costs.

In order to continue to attract travelers to our online marketplace and retain existing and attract new property owners and managers, we will need to continue to invest in the development of new products, services and features that add value for travelers, property owners and managers, and that differentiate us from our competitors. The success of new products, services and features depends on several factors, including the timely completion, introduction and market acceptance of the product, service or feature. Additionally, new products, services or features we develop for individual property owners may be viewed by professional property managers as harmful to their business if, as a result of these new products, services or features, individual property owners would be less likely to use professional property managers to manage their properties. If travelers, property owners or managers do not recognize the value of our new services or features, they may choose not to utilize or list on our online marketplace.

Developing and delivering these new or upgraded products, services or features may increase our expenses, as this process is costly, and we may experience difficulties in developing and delivering these new or upgraded products, services or features. Moreover, we cannot assure you that any such new or upgraded service or feature will work as intended or provide value to travelers, property owners and managers. In addition, successfully launching and selling a new product, service or feature will require the use of our marketing or sales resources. Efforts to enhance and improve the ease of use, responsiveness, functionality and features of our existing websites have inherent risks, and we may not be able to manage these product developments and enhancements successfully. If we are unable to continue to develop new or upgraded products, services or features, property owners and managers may choose not to use our online marketplace to market their vacation rentals.

We may choose to license or otherwise integrate applications, content and data from third parties. The introduction of these improvements imposes costs on our business and requires the use of our resources. We may be unable to continue to access these technologies and content on commercially reasonable terms, or at all.

If we are unable to successfully operate our property management software business, our results of operations may be harmed.

In 2010, we acquired the property management software businesses of Escapia, Inc. and Instant Software, Inc., as well as BedandBreakfast.com, Inc., which included reservation management software for innkeepers. Prior to these acquisitions, we did not have any software product or services offerings. We expect to invest in the further development of the software products and services offerings of these businesses. If we are not able to integrate these businesses, further develop compelling product offerings for property managers and innkeepers and maintain a high level of customer service, we may not be able to keep current software customers or attract new software customers. As a result, our business, financial condition or operating results could be harmed.

In addition, some professional property managers have raised concerns that our entrance into the property management software business could make us more directly competitive with their businesses. If we are not able to demonstrate a commitment to our professional property managers, then some may seek alternative software and listing solutions.

If we are not able to identify and successfully acquire suitable businesses, our operating results and prospects could be harmed.

We have faced limited competition within our industry for acquisitions of businesses, technologies and assets, but, in the future, such competition may become intense. As such, even if we are able to identify an acquisition that we would like to consummate, we may not be able to complete the acquisition on commercially reasonable terms because the target is acquired by another company. We may expend significant cash or incur substantial debt to finance such acquisitions, which indebtedness could result in restrictions on our business and significant use of available cash to make payments of interest and principal. In addition, we may finance or otherwise complete acquisitions by issuing equity or convertible debt securities, which could result in further dilution of our existing stockholders. We may enter into negotiations for acquisitions that are not ultimately consummated. Those negotiations could result in diversion of management time and significant out-of-pocket costs. If we fail to evaluate and execute acquisitions successfully, we may not be able to realize the benefits of these acquisitions, and our operating results could be harmed. If we are unable to successfully address any of these risks, our business, financial condition or operating results could be harmed.

Our business depends on retaining and attracting capable management and operating personnel.

Our success depends in large part on our ability to attract and retain high-quality management and operating personnel. For example, Brian H. Sharples, our Chief Executive Officer, and Carl G. Shepherd, our Chief Strategy and Development Officer, founded our company and have been instrumental in devising and implementing our strategies for growth as well as identifying and securing acquisition targets. Their in-depth knowledge of and deep relationships with the participants in our industry are extremely valuable to us. Our business also requires skilled technical and marketing personnel, who are in high demand and are often subject to competing offers. Competition for qualified employees is intense in our industry, and the loss of even a few qualified employees, or an inability to attract, retain and motivate additional highly skilled employees required for the planned expansion of our business could harm our operating results and impair our ability to grow. To attract and retain key personnel, we use various measures, including an equity incentive program and incentive bonuses for key executive officers and other employees. These measures may not be enough to attract and retain the personnel we require to operate our business effectively. We also have a number of employees who were granted stock options over the past few years that have an exercise price per share that is significantly lower than the current fair market value. If we are successful as a public company, these employees may choose to exercise their options and sell the shares, recognizing a substantial gain. As a result, it may be difficult for us to retain such employees.

If we fail to protect confidential information against security breaches, or if property owners and managers are reluctant to use our online marketplace because of privacy concerns, we might face additional costs, and activity on our websites could decline.

As part of our registration process, we collect and use personally identifiable information, such as email addresses and phone numbers of property owners, managers and travelers choose to include on our websites. Our servers may be vulnerable to computer viruses or physical or electronic break-ins that our security measures may not detect. In addition, third parties may target users of our websites directly with fraudulent identity theft schemes designed to appear as legitimate emails from us. Anyone that is able to circumvent our security measures could misappropriate confidential or proprietary information, cause interruption in our operations, damage our computers or those of our users, or otherwise damage our reputation and business. We may need to expend significant resources to protect against security breaches or to address problems caused by breaches. Any actual security breaches could damage our reputation and expose us to a risk of loss or litigation and possible liability under various laws and regulations. In addition, industry-wide incidents or incidents with respect to our websites, including misappropriation of third-party information or security breaches, could deter people from using the Internet or our online marketplace to conduct transactions. Concern among prospective owners, managers and travelers regarding our use of personal information collected on our websites could keep prospective owners, managers and travelers from using our online marketplace.

The laws of some states and countries require businesses that maintain personal information about their residents in electronic databases to implement reasonable measures to keep that information secure. Our practice is to encrypt all personal information, but we do not know whether our current practice will be deemed sufficient under these laws. In addition, under certain of these laws, if there is a breach of our computer systems and we know or suspect that unencrypted personal data has been stolen, we are required to inform any user whose data was stolen, which could harm our reputation and business. Complying with the applicable notice requirements in the event of a security breach could result in significant costs. We may also be subject to claims of breach of contract for such disclosure, investigation and penalties by regulatory authorities, and potential claims by persons whose information was disclosed.

Other states and countries have enacted different and often contradictory requirements for protecting personal information collected and maintained electronically. Compliance with numerous and contradictory requirements of the different states and countries is particularly difficult for an online business such as ours, which collects personal information from users in multiple jurisdictions. While we intend to comply fully with these laws, failure on our part to comply with such laws could result in legal liability, cause us to suffer adverse publicity and lose business, traffic and revenue, which could jeopardize our success. If we were required to pay any significant amount of money in satisfaction of claims under these laws, or any similar laws enacted by another jurisdiction, or if we were forced to cease our business operations for any length of time as a result of our inability to comply fully with any such laws, our business, operating results and financial condition could be adversely affected.

In addition, third parties that process credit card transactions between us and property owners and managers maintain personal information collected from these owners and managers, including credit card numbers. Such information could be compromised or accessed as a result of misappropriation or security breaches, and we could be subject to liability as a result. Further, owners and managers may develop a lack of confidence in these third parties or in their ability to securely conduct credit card transactions on our websites or the Internet in general, which would adversely impact our business, revenues and operating results.

If we are unable to adapt to changes in technology, our business could be harmed.

Because owners, managers and travelers can access our websites on a variety of network hardware and software platforms using a standard browser, we will need to continuously modify and enhance our service to keep pace with changes in Internet-related hardware, software, communication, browser and database technologies. We may not be successful in either developing these modifications and enhancements or in timely bringing them to market. Furthermore, uncertainties about the timing and nature of new network platforms or technologies, or modifications to existing platforms or technologies, could increase our research and development expenses more than we have currently planned. Any failure of our online marketplace to operate effectively with future network platforms and technologies could result in dissatisfaction from travelers, property owners, managers and advertisers and harm our business.

Loss or material modification of our credit card acceptance privileges would have a material adverse effect on our business and operating results.

A significant percentage of our property owners and managers pay for their listings by credit card because it simplifies and expedites the payment process and is typically a secure form of payment. The loss of our credit card acceptance privileges would significantly limit our ability to renew listings with these owners and managers or secure new owners and managers.

Most of our owners and managers purchase an annual listing, for which payment is made at the beginning of the listing term. In addition, many of our listing renewals are paid by auto-renewal charging the renewal listing fee to the property owner’s or manager’s credit card. There is a risk that, if we fail to fully perform our obligations under the listing terms or the property owner or manager objects to the auto-renewal payment made by credit card, the credit card companies could be obligated to reimburse these owners and managers for all or a portion of the listing fee. We would be obligated to pay all such amounts under our agreements under which we have obtained our credit card acceptance privileges. As a result of this risk, credit card companies may require us to set aside additional cash reserves, may not renew our acceptance privileges or may increase the transaction fees they charge us for these privileges.

The card networks, such as Visa, MasterCard and American Express, have adopted rules and regulations that apply to all merchants who process and accept credit cards and include the Payment Card Industry Data Security Standards, or the PCI DSS. Under the PCI DSS, we are required to adopt and implement internal controls over the use, storage and security of card data to help prevent credit card fraud. We assess our compliance with the PCI DSS on a periodic basis and make necessary improvements to our internal controls. If we fail to comply with the rules and regulations adopted by the card networks, including the PCI DSS, we would be in breach our contractual obligations to payment processors and merchant banks. Such failure to comply may subject us to fines, penalties, damages and civil liability and could eventually prevent us from processing or accepting credit cards. Further, there is no guarantee that, even if we comply with the rules and regulations adopted by the card networks, we will be able to maintain our compliance. We also cannot guarantee that such compliance will prevent illegal or improper use of our payments systems or the theft, loss or misuse of the credit card data of customers or participants.

The loss of, or the significant modification of, the terms under which we obtain, credit card acceptance privileges would have a material adverse effect on our business, revenue and operating results.

Our revenue, expenses and operating results could be affected by changes in travel, real estate and vacation rental markets, as well as general economic conditions.

Our business is particularly sensitive to trends in the travel and real estate markets, which are unpredictable, as well as trends in the general economy. Therefore, our operating results, to the extent they reflect changes in the broader travel, real estate and vacation rental industries, may be subject to significant fluctuations.

For example, changes in the travel industry, such as disruptions caused by war, terrorist attacks or natural disasters, could significantly reduce the willingness of potential travelers to plan vacation and other travel. Downturns in real estate markets may result in decreased new building rates and increases in foreclosures, which could result in fewer vacation rentals available for listing on our websites. Also, since vacation travel is generally dependent on discretionary spending, negative general economic conditions could significantly reduce the overall amount that travelers spend on, and the frequency of, leisure travel, including vacation property rentals. Additionally, property owners may choose or be forced to sell their vacation rentals during periods of economic slowdown or recession. Any or all of these factors could reduce the demand for vacation property rentals and our services, reducing our revenues and could increase our need to make significant expenditures to continue to attract property owners, managers and travelers to our websites.

Seasonal fluctuations in listing renewals or new listing acquisitions could adversely affect our cash flows.

Our cash flows from operations could vary from quarter to quarter due to the seasonal nature of our listing renewals and new listing acquisitions resulting from seasonality in the vacation rental industry. To date, this effect may have been masked by our rapid growth and the effect of our acquisitions, which have significantly increased our revenue growth. While, as a result of our subscription model, this seasonality generally does not have an immediate effect on our revenue, our operating cash flows could fluctuate materially from period to period as a result.

Vacation rentals are often located in popular vacation destinations around the world and utilized on a seasonal basis. Factors influencing the desirability of vacation rentals in a particular region or season could adversely affect our ability to obtain new listings and retain existing listings.

Vacation rentals are often located in popular vacation destinations and utilized on a seasonal basis. As a result, our listings involve properties that are often concentrated in particular regions, and our revenue is dependent upon our ability or willingness to list properties in those regions. Each region has its own commercial and regulatory requirements related to the listing of vacation rentals. If we became unable or unwilling to list properties in a particular region, our listings in the region could decline or cease to grow, and revenue and results of operations could be adversely impacted.

In addition, factors influencing the desirability of vacation rentals in a particular region or during a specific season could adversely affect our ability to obtain new listings and retain existing listings. For example, a significant number of the vacation rentals listed on our websites are located in Florida. Following the oil spill in April 2010 along the Gulf Coast, some of our property owners and managers with vacation rentals in the Gulf Coast area reported to us that their bookings declined. While we are uncertain of the impact of the oil spill on the decisions of our property owners and managers to renew their listings on our websites, the occurrence of this type of event or a significant natural disaster, political turmoil or other regional disturbance could reduce the number of available vacation rentals in that area, reducing our listing base and our revenue. In addition, if we do not have sufficient property listings in a newly popular vacation destination, we could fail to attract travelers to our websites and property owners and managers may opt to list their properties with a competitor having a greater presence in that area.

We may be subject to liability for the activities of our property owners and managers, which could harm our reputation and increase our operating costs.

We periodically receive complaints related to certain activities on our websites, including disputes over the authenticity of the vacation rental listing, unauthorized use of credit card and bank account information and identity theft, potential breaches of system security, libel and infringement of third-party copyrights, trademarks or other intellectual property rights. We have also experienced fraud by purported owners or managers listing properties which either do not exist or are significantly not as described in the listing. The methods used by perpetrators of fraud constantly evolve and are complex, and our trust and security measures may not detect all fraudulent activity. Consequently, we expect to continue to receive complaints from travelers and requests for reimbursement of their rental fees, as well as actual or threatened legal action against us if no reimbursement is made.

We may further be subject to claims of liability based on events that occur during travelers’ stays at the vacation rentals of our property owners and managers, such as for robbery, accidental injury or death or other similar incidents. These incidents may subject us to liability, which would increase our operating costs and adversely affect our business and results of operations. Even if these claims do not result in liability to us, we could incur significant costs in investigating and defending against them. Although the terms and conditions of use of our websites, which are available on all of our websites, state that we are not a party to any rental transaction and specifically exempt us from any liability to travelers in the event of a fraudulent listing, a property not being significantly as described or any other claim by travelers relating to their vacation rental, the enforceability of these terms varies from jurisdiction to jurisdiction, and the laws in this area are consistently evolving. If we are subject to liability or claims of liability relating to the acts of our property owners or managers, or due to fraudulent listings, we may be subject to negative publicity, incur additional expenses and be subject to liability, which could harm our business and our operating results.

We could face liability for information on or accessible through our online marketplace.

A significant portion of the information available through our online marketplace, including listing data and photographs, is submitted by property owners and managers and third parties. We also allow third parties to advertise their products and services on our websites and include links to third-party websites. We could be exposed to liability with respect to this information. Owners and managers could assert that information concerning them on our websites contains errors or omissions and third parties could seek damages from us for losses incurred if they rely upon incorrect information provided by our owners, managers or advertisers. We could also be subject to claims that the persons posting information on our websites do not have the right to post such information or are infringing the rights of third parties, such as copyrights in photographs and privacy and publicity rights. Among other things, we might be subject to claims that by directly or indirectly providing links to websites operated by third parties, we are liable for wrongful actions by the third parties operating those websites. Even if these claims do not result in liability to us, we could incur significant costs in investigating and defending against these claims.

In addition, our services feature a property review platform, which allows travelers to post property reviews and other information about properties, property owners and managers. Although this feedback is generated by users and not by us, claims of defamation or other injury have been made against other Internet service providers offering similar forums and may be made against us for content posted in this forum. Our potential liability for information on our websites or distributed by us to others and for the activities of our owners, managers or travelers could require us to implement additional measures to reduce our exposure to such liability, which may require us to expend substantial resources and limit the attractiveness of our online marketplace to users. Our general liability insurance may not cover all potential claims to which we are exposed and may not be adequate to indemnify us for all liability that may be imposed.

Property owner, manager or traveler complaints or negative publicity about our company, our services or our business activities could diminish use of our online marketplace.

Property owner, manager or traveler complaints or negative publicity about our company, our services or our business activities could severely diminish consumer confidence in and use of our online marketplace. Measures we sometimes take to combat risks of fraud and breaches of privacy and security, such as removing suspected fraudulent listings or listings repeatedly reported by travelers to be significantly not as described, can damage relations with our owners and managers. These measures heighten the need for prompt and accurate customer service to resolve irregularities and disputes. Effective customer service requires significant personnel expense, and this expense, if not managed properly, could significantly impact our profitability. Failure to manage or train our customer service representatives properly could compromise our ability to handle owner, manager and traveler complaints effectively. If we do not handle these complaints effectively, our reputation may suffer, and we may lose our owners’, managers’ and travelers’ confidence. We may also be the subject of blog or forum postings that include inaccurate statements and create negative publicity. As a result of these complaints or negative publicity, property owners and managers of vacation rentals may discontinue their listing with us or travelers may discontinue their use of our websites, and our business and results of operations could be adversely impacted.

Our failure to achieve and maintain effective internal controls could adversely affect our financial position and lower our stock price. *

We are a newly publicly traded company. Our public offering closed on July 5, 2011. We are now subject to reporting and other obligations under the Securities Exchange Act of 1934, including the requirements of Section 404 of Sarbanes-Oxley, and starting for our fiscal year ending December 31, 2012, these provisions will require annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accounting firm addressing our assessments. We also operate in a complex environment and expect that these obligations, together with our rapid growth and expansion through acquisitions, place significant demands on our management and administrative resources, including accounting and tax resources. Although we have begun to expand the size and depth of the finance and accounting staff in our U.S. and European headquarters, we may need to hire additional personnel. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to attest that our management’s report is fairly stated or they are unable to express an opinion on our management’s assessment or on the effectiveness of our internal control over financial reporting, our investors could lose confidence in the accuracy and completeness of our financial reports.

In connection with the preparation of our financial statements for the year ended December 31, 2010, we and our independent auditors identified a significant deficiency relating to our internal control over income taxes. We believe we are remediating this deficiency by hiring additional personnel with tax and accounting expertise in the United States and Europe, and by completing implementation of new software tools to facilitate preparation of our tax accounting. Despite taking these measures, our internal resources and personnel may in the future be insufficient to avoid accounting errors and there can be no assurance that we will not have deficiencies in the future. Any failure to maintain adequate controls or to adequately implement required new or improved controls could harm our operating results or cause us to fail to meet our reporting obligations.

Changes in our effective tax rate could harm our future operating results.

We are subject to federal and state income taxes in the United States and various foreign jurisdictions. Our effective tax rate is affected by changes in the mix of earnings and losses in jurisdictions with differing statutory tax rates, certain non-tax deductible expenses including those arising from the requirement to expense stock options and our ability to utilize our net operating losses and other deferred tax assets. In addition, the manner in which we conduct our operations may impact our effective tax rate. For example, we recently incorporated a subsidiary in Geneva, Switzerland as part of our global restructuring plan to streamline our European operations and improve our internal controls in anticipation of becoming a publicly traded company, which we believe may result in a reduced overall effective tax rate. We may not be able to establish efficient operations, hire personnel, obtain office space, complete transfer pricing studies, or otherwise execute our restructuring plan in the timeframe or at the cost currently contemplated by us, which could negatively affect our effective tax rate.

In addition, current applicable U.S. and foreign tax rules, regulations and any changes to those rules and regulations could adversely affect our effective tax rate. Recently enacted and proposed changes in U.S. tax laws and regulations include limitations on the ability to claim and utilize foreign tax credits and deferral of interest expense deductions until non-U.S. earnings are repatriated to the United States. If these and other changes in applicable tax rules and regulations are implemented, or if we cannot effectively execute our restructuring plan, our effective tax rate may be higher than expected, which could harm our operating results.

We are exposed to fluctuations in currency exchange rates.

Because we conduct a significant and growing portion of our business outside the United States but report our results in U.S. dollars, we face exposure to adverse movements in currency exchange rates, which may cause our revenue and operating results to differ materially from expectations. In addition, the results of operations of many of our internationally focused websites are exposed to foreign exchange rate fluctuations as the financial results of the applicable subsidiaries are translated from the local currency into U.S. dollars upon consolidation.

A decline in the U.S. dollar relative to foreign currencies would increase our non-U.S. revenue, when translated into U.S. dollars. Conversely, if the U.S. dollar strengthens relative to foreign currencies, our revenue would be adversely affected. Our operating results could be negatively impacted depending on the amount of expense denominated in foreign currencies. Revenue in 2010 was negatively impacted by foreign currency translation of approximately $2.5 million and, in the three months ended June 30, 2011, was positively impacted by foreign currency translation of approximately $2.5 million. As exchange rates vary, revenue, cost of revenue, operating expenses and other operating results, when translated, may differ materially from expectations. In addition, our revenue and operating results are subject to fluctuation if our mix of U.S. and foreign currency denominated transactions and expenses changes in the future. We may enter into hedging arrangements in order to manage foreign currency translation but such activity may not completely eliminate fluctuations in our operating results.

If we do not adequately protect our intellectual property, our ability to compete could be impaired.

Our intellectual property includes the content of our websites, our registered domain names, our registered and unregistered trademarks and our patents and patent applications. We believe that our intellectual property is an essential asset of our business and that our homeaway.com, vrbo.com, vacationrentals.com, homelidays.com, holiday-rentals.co.uk, abritel.fr, fewo-direkt.de, aluguetemporada.com.br, bedandbreakfast.com, escapia.com, instantsoftware.com and other domain names and our technology infrastructure currently give us a competitive advantage in the online market for vacation rental listings. If we do not adequately protect our intellectual property, our brand and reputation could be harmed, property owners, managers and travelers could devalue the content of the websites comprising our online marketplace, and our ability to compete effectively would be impaired.

To protect our intellectual property we rely on a combination of copyright, trademark, patent and trade secret laws, contractual provisions and our user policy and restrictions on disclosure. Upon discovery of potential infringement of our intellectual property, we promptly take action we deem appropriate to protect our rights. We regularly deliver cease and desist letters to parties who misappropriate our trademarks or content, such as aggregators of vacation rental listing content who use automated technology to download content from our online marketplace and display it on their websites without our permission. We also enter into confidentiality agreements with our employees and consultants and seek to control access to and distribution of our proprietary information in a commercially prudent manner. The efforts we have taken to protect our intellectual property may not be sufficient or effective, and, despite these precautions, it may be possible for other parties to copy or otherwise obtain and use the content of our websites without authorization. We may be unable to prevent competitors from acquiring domain names or trademarks that are similar to, infringe upon or diminish the value of our domain names, service marks and our other proprietary rights. Even if we do detect violations and decide to enforce our intellectual property rights, litigation may be necessary to enforce our rights, and any enforcement efforts we undertake could be time-consuming and expensive, could divert our management’s attention and may result in a court determining that our intellectual property rights are unenforceable. A failure to protect our intellectual property in a cost-effective and meaningful manner could have a material adverse effect on our ability to compete.

As of June 30, 2011, we had one patent application and no issued patents, and no patents may issue with respect to our current or potential patent applications. Any future patents issued to us may be challenged, invalidated or circumvented, may not provide sufficiently broad protection or may not prove to be enforceable in actions against alleged infringers. Furthermore, effective patent, trademark, copyright and trade secret protection may not be available in every country in which our products are available over the Internet. In addition, the legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain and still evolving.

We may be subject to claims that we violated intellectual property rights of others, which are extremely costly to defend and could require us to pay significant damages and limit our ability to operate.

Companies in the Internet and technology industries, and other patent and trademark holders seeking to profit from royalties in connection with grants of licenses, own large numbers of patents, copyrights, trademarks and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. We have received in the past and may in the future receive notices that claim we have misappropriated or misused other parties’ intellectual property rights. There may be intellectual property rights held by others, including issued or pending patents and trademarks, that cover significant aspects of our technologies, content, branding or business methods. Any intellectual property claim against us, regardless of merit, could be time consuming and expensive to settle or litigate and could divert our management’s attention and other resources. These claims also could subject us to significant liability for damages and could result in our having to stop using technology, content, branding or business methods found to be in violation of another party’s rights. We might be required or may opt to seek a license for rights to intellectual property held by others, which may not be available on commercially reasonable terms, or at all. Even if a license is available, we could be required to pay significant royalties, which would increase our operating expenses. We may also be required to develop alternative non-infringing technology, content, branding or business methods, which could require significant effort and expense and make us less competitive in the online vacation rental market. If we cannot license or develop technology, content, branding or business methods for any allegedly infringing aspect of our business, we may be unable to compete effectively. Any of these results could harm our operating results.

We currently rely on a small number of third-party service providers to host and deliver a significant portion of our services, and any interruptions or delays in services from these third parties could impair the delivery of our services and harm our business.

We use a combination of third-party data centers located in the United States and the United Kingdom and a third-party co-location hosting center located in the United States to host our websites and core services. We do not control the operation of any of the third-party data center facilities we use. These facilities, including our co-location hosting center, may be subject to break-ins, computer viruses, denial-of-service attacks, sabotage, acts of vandalism and other misconduct. They are also vulnerable to damage or interruption from power loss, telecommunications failures, fires, floods, earthquakes, hurricanes, tornadoes and similar events. We currently do not have a comprehensive disaster recovery plan in place nor do our systems provide complete redundancy of data storage or processing. As a result, the occurrence of any of these events, a decision by our third-party service providers to close their data center facilities without adequate notice or other unanticipated problems could result in loss of data as well as a significant interruption in our services and harm to our reputation and brand. Additionally, our third-party data center facility agreements are of limited durations, and our third-party data center facilities have no obligation to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew our agreements with these facilities on commercially reasonable terms, we may experience delays in the provisioning of our services until an agreement with another data center facility can be arranged. This shift to alternate data centers could take more than 24 hours depending on the nature of the event.

Furthermore, we depend on continuous and uninterrupted access to the Internet through third-party bandwidth providers to operate our business. If we lose the services of one or more of our bandwidth providers for any reason or if their services are disrupted, for example due to viruses or “denial-of-service” or other attacks on their systems, we could experience disruption in our services or we could be required to retain the services of a replacement bandwidth provider, which could harm our business and reputation.

Our operations are dependent on the availability of electricity, which also comes from third-party providers. If we or the third-party data center facilities that we use to deliver our services were to experience a major power outage, it could result in disruption of our services and harm to our business.

Any errors, defects, disruptions or other performance problems with our services could harm our reputation and may damage our property owners’ and managers’ rental businesses. Interruptions in our services would likely reduce our revenue, require us to issue credits to our owners and managers, could cause owners and managers to terminate their listings with us and could adversely affect our renewal rates. Our business and results of operations would be harmed if our current and potential owners and managers believe our services are unreliable.

We will incur increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies, which could harm our operating results.

As a public company, we will incur significant legal, accounting, investor relations and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements. We also have incurred and will incur costs associated with current corporate governance requirements, including requirements under Section 404 and other provisions of the Sarbanes-Oxley Act, as well as rules implemented by the Securities and Exchange Commission, or SEC, and the exchange on which we list our common stock. We expect these rules and regulations to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We are unable to currently estimate these costs with any degree of certainty. We also expect that, as a public company, it will be more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantially higher costs to obtain coverage or to accept reduced policy limits and coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as our executive officers.

We might require additional capital to support business growth, and this capital might not be available.

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new products, services or enhance our existing products or services, enhance our operating infrastructure and acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock, including shares of common stock sold in this offering. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited.

Risks Related to the Ownership of our Common Stock *

Our stock price may be volatile.

The market price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to, among other things, the risk factors described in this section of this Quarterly Report on Form 10-Q, and other factors beyond our control. Factors affecting the trading price of our common stock will include:

•	variations in our operating results;

•	variations in operating results of similar companies;

•	changes in the estimates of our operating results or changes in recommendations by any securities analysts that elect to follow our common stock;

•	announcements of technological innovations, new products, services or service enhancements, strategic alliances or agreements by us or by our competitors;

•	marketing and advertising initiatives by us or our competitors;

•	the gain or loss of listings and advertising;

•	threatened or actual litigation;

•	major changes in our management;

•	recruitment or departures of key personnel;

•	market conditions in our industry, the travel industry and the economy as a whole;

•	the overall performance of the equity markets;

•	sales of shares of our common stock by existing stockholders;

•	the reports of industry research analysts who cover our competitors and us;

•	stock-based compensation expense under applicable accounting standards; and

•	adoption or modification of regulations, policies, procedures or programs applicable to our business.

Furthermore, the stock markets have experienced price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations and general economic, political and market conditions, such as recessions, interest rate changes or international currency fluctuations, may negatively affect the market price of our common stock regardless of our actual operating performance. Each of these factors, among others, could harm the value of your investment in our common stock.

In the past, many companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us, regardless of the merits or outcome, could result in substantial costs and divert our management’s attention from other business concerns, which could materially harm our business.

If securities analysts do not continue to publish research or publish negative research about our business, our stock price and trading volume could decline.

The trading market for our common stock will depend in part on the research and reports that securities analysts publish about us or our business. If one or more of the analysts who covers us downgrades our stock or publishes negative research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, we could lose visibility in the market for our stock and demand for our stock could decrease, which could cause our stock price or trading volume to decline.

The concentration of our capital stock ownership with insiders will likely limit your ability to influence corporate matters.

Our executive officers, directors, current five percent or greater stockholders and affiliated entities together beneficially own approximately 77.7% of our common stock outstanding as of June 30, 2011, assuming conversion of all outstanding shares of our Series C and Series D convertible preferred stock into 34,445,850 shares of common stock and redemption of all outstanding shares of our Series A and Series B redeemable preferred stock, which conversion and redemption occurred upon the closing of our initial public offering on July 5, 2011. As a result, these stockholders, acting together, may be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if such a change of control would benefit our other stockholders. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders.

Our stock price could decline due to the large number of outstanding shares of our common stock eligible for future sale.

The price of our common stock could decline if there are substantial sales of our common stock in the public stock market. We, our directors and executive officers and other securityholders have agreed to lock-up agreements with the underwriters of our initial public offering that restrict us, our directors and executive officers, and these securityholders, subject to specified exceptions, from selling or otherwise disposing of any shares of our stock for a period of 180 days after July 5, 2011, the closing date of our initial public offering, and in the case of one stockholder for a period of 12 months after July 5, 2011, in each case subject to a potential extension under certain circumstances, without the prior consent of the underwriters.

As of June 30, 2011, we had an aggregate of 74,405,370 outstanding shares of common stock, assuming conversion of all outstanding shares of our Series C and Series D convertible preferred stock into 34,445,850 shares of common stock and redemption of all outstanding shares of our Series A and Series B redeemable preferred stock, which conversion and redemption occurred upon the closing of our initial public offering on July 5, 2011, of which 71,347,347 shares, or 95.9%, are currently restricted as a result of the lock-up agreements entered into in connection with our initial public offering, but will be able to be sold in the near future as set forth below:

Number of shares and percentage of total outstanding	Date available for sale into public market

70,679,612 shares, or 95.0%	Generally, 180 days after July 5, 2011, the closing date of our initial public offering due to lock-up agreements between certain of the holders of these shares and the underwriters of our initial public offering and to contractual arrangements between the other holders of these shares and us, subject to certain exceptions and also to potential extensions under certain circumstances, of which 52,589,441 will be subject to volume and other sale restrictions.

667,735 shares, or 0.9%	12 months after July 5, 2011, the closing date of our initial public offering due to lock-up agreements between the holder of these shares and the underwriters of our initial public offering and to contractual arrangements between the holder of these shares and us, subject to certain exceptions and also to potential extensions under certain circumstances.

After the expiration of the lock-up period, the holders of an aggregate of 68,208,033 shares of our outstanding common stock will have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

We have also registered 11,947,401 shares of our common stock that we have issued or have reserved for issuance under our option plans. Of these shares, approximately 6,382,024 shares will be eligible for sale in the public market upon the exercise of vested options after the expiration of the lock-up agreements.

The underwriters may, in their sole discretion and without notice, release all or any portion of the shares from the restrictions of any lock-up agreements described above. Also, in the future, we may issue securities in connection with investments and acquisitions. The amount of our common stock issued in connection with an investment or acquisition could constitute a material portion of our then outstanding stock. Due to these factors, sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.

We do not anticipate paying any dividends on our common stock.

We do not anticipate paying any cash dividends on our common stock in the foreseeable future. If we do not pay cash dividends, you could receive a return on your investment in our common stock only if the market price of our common stock has increased when you sell your shares.

Our charter documents and Delaware law could prevent a takeover that stockholders consider favorable and could also reduce the market price of our stock.

Our amended and restated certificate of incorporation and our amended and restated bylaws contain provisions that could delay or prevent a change in control of our company. These provisions could also make it more difficult for stockholders to elect directors and take other corporate actions. These provisions include:

•	creating a classified board of directors whose members serve staggered three-year terms;

•	not providing for cumulative voting in the election of directors;

•	authorizing our board of directors to issue, without stockholder approval, preferred stock with rights senior to those of our common stock;

•	prohibiting stockholder action by written consent; and

•	requiring advance notification of stockholder nominations and proposals.

Certain provisions under Delaware law, the provisions listed above, and other provisions to be included in our amended and restated certificate of incorporation and our amended and restated bylaws could discourage potential takeover attempts, reduce the price that investors might be willing to pay in the future for shares of our common stock and result in the market price of our common stock being lower than it would be without these provisions.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities

1. On April 1, 2011, we sold and issued an aggregate of 187,500 shares of common stock pursuant to option exercises by holders of stock options issued under our 2004 Stock Plan, as amended, at a purchase price of $2.06 per share for an aggregate consideration of $386,250. The issuance and sale of these securities were deemed to be exempt from registration pursuant to Section 4(2) of the Securities Act, or Rule 506 of Regulation D promulgated under the Securities Act, as transactions by an issuer not involving a public offering.

2. On April 1, 2011, we sold and issued an aggregate of 2,213 shares of common stock pursuant to an option exercise by a holder of stock options issued under our 2004 Stock Plan, as amended, at a purchase price of $1.03 per share for an aggregate consideration of $2,279. The issuance and sale of these securities were deemed to be exempt from registration pursuant to Rule 701 promulgated under the Securities Act as transactions pursuant to a compensatory benefit plan approved by the registrant’s board of directors.

3. On April 6, 2011, we sold and issued an aggregate of 19,640 shares of common stock pursuant to option exercises by holders of stock options issued under our 2004 Stock Plan, as amended, at purchase prices ranging from $0.01 to $13.4936 per share for an aggregate consideration of $117,518. The issuance and sale of these securities were deemed to be exempt from registration pursuant to Rule 701 promulgated under the Securities Act as transactions pursuant to a compensatory benefit plan approved by the registrant’s board of directors.

4. On April 13, 2011, we sold and issued an aggregate of 136 shares of common stock pursuant to an option exercise by a holder of stock options issued under our 2004 Stock Plan, as amended, at a purchase price of $1.25 per share for an aggregate consideration of $170. The issuance and sale of these securities were deemed to be exempt from registration pursuant to Rule 701 promulgated under the Securities Act as transactions pursuant to a compensatory benefit plan approved by the registrant’s board of directors.

5. On April 14, 2011, we sold and issued an aggregate of 625 shares of common stock pursuant to an option exercise by a holder of stock options issued under our 2004 Stock Plan, as amended, at a purchase price of $1.25 per share for an aggregate consideration of $781. The issuance and sale of these securities were deemed to be exempt from registration pursuant to Rule 701 promulgated under the Securities Act as transactions pursuant to a compensatory benefit plan approved by the registrant’s board of directors.

6. On April 22, 2011, we sold and issued an aggregate of 2,083 shares of common stock pursuant to an option exercise by a holder of stock options issued under our 2004 Stock Plan, as amended, at a purchase price of $1.25 per share for an aggregate consideration of $2,604. The issuance and sale of these securities were deemed to be exempt from registration pursuant to Rule 701 promulgated under the Securities Act as transactions pursuant to a compensatory benefit plan approved by the registrant’s board of directors.

7. On April 29, 2011, we granted options under our 2004 Stock Plan, as amended, to purchase 401,425 shares of common stock to our employees, directors and consultants, having an exercise price of $20.62 per share for an aggregate exercise price of $8,277,384. The issuance and sale of these securities were deemed to be exempt from registration pursuant to Rule 701 promulgated under the Securities Act as transactions pursuant to a compensatory benefit plan approved by the registrant’s board of directors.

8. On May 2, 2011, we sold and issued an aggregate of 10,675 shares of common stock pursuant to option exercises by holders of stock options issued under our 2004 Stock Plan, as amended, at purchase prices ranging from $0.25 to $13.4936 per share for an aggregate consideration of $34,114. The issuance and sale of these securities were deemed to be exempt from registration pursuant to Rule 701 promulgated under the Securities Act as transactions pursuant to a compensatory benefit plan approved by the registrant’s board of directors.

9. On May 3, 2011, we sold and issued an aggregate of 10,126 shares of common stock pursuant to option exercises by a holder of stock options issued under our 2004 Stock Plan, as amended, at a purchase price of $13.49 per share for an aggregate consideration of $136,600. The sale and issuance of these securities were deemed to be exempt from registration pursuant to Rule 701 promulgated under the Securities Act as transactions pursuant to a compensatory benefit plan approved by the registrant’s board of directors.

10. On May 5, 2011, we sold and issued an aggregate of 3,667 shares of common stock pursuant to an option exercise by a holder of stock options issued under our 2004 Stock Plan, as amended, at a purchase price of $1.03 per share for an aggregate consideration of $3,777. The sale and issuance of these securities were deemed to be exempt from registration pursuant to Rule 701 promulgated under the Securities Act as transactions pursuant to a compensatory benefit plan approved by the registrant’s board of directors.

11. On May 11, 2011, we sold and issued an aggregate of 12,500 shares of common stock pursuant to an option exercise by a holder of stock options issued under our 2004 Stock Plan, as amended, at a purchase price of $1.03 per share for an aggregate consideration of $12,875. The sale and issuance of these securities were deemed to be exempt from registration pursuant to Rule 701 promulgated under the Securities Act as transactions pursuant to a compensatory benefit plan approved by the registrant’s board of directors.

12. On May 17, 2011, we sold and issued an aggregate of 15,000 shares of common stock pursuant to an option exercise by a holder of stock options issued under our 2004 Stock Plan, as amended, at a purchase price of $1.25 per share for an aggregate consideration of $18,750. The sale and issuance of these securities were deemed to be exempt from registration pursuant to Rule 701 promulgated under the Securities Act as transactions pursuant to a compensatory benefit plan approved by the registrant’s board of directors.

13. On May 23, 2011, we sold and issued an aggregate of 4,700 shares of common stock pursuant to an option exercise by a holder of stock options issued under our 2004 Stock Plan, as amended, at a purchase price of $13.49 per share for an aggregate consideration of $63,403. The sale and issuance of these securities were deemed to be exempt from registration pursuant to Rule 701 promulgated under the Securities Act as transactions pursuant to a compensatory benefit plan approved by the registrant’s board of directors.

14. On May 24, 2011, we sold and issued an aggregate of 1,042 shares of common stock pursuant to an option exercise by a holder of stock options issued under our 2004 Stock Plan, as amended, at a purchase price of $1.25 per share for an aggregate consideration of $1,303. The sale and issuance of these securities were deemed to be exempt from registration pursuant to Rule 701 promulgated under the Securities Act as transactions pursuant to a compensatory benefit plan approved by the registrant’s board of directors.

15. On May 26, 2011, we sold and issued an aggregate of 937 shares of common stock pursuant to option exercises by holders of stock options issued under our 2004 Stock Plan, as amended, at purchase prices ranging from $1.25 to $19.97 per share for an aggregate consideration of $3,034. The sale and issuance of these securities were deemed to be exempt from registration pursuant to Rule 701 promulgated under the Securities Act as transactions pursuant to a compensatory benefit plan approved by the registrant’s board of directors.

16. On May 28, 2011, we sold and issued an aggregate of 105,000 shares of common stock pursuant to an option exercise by a holder of stock options issued under our 2004 Stock Plan, as amended, at a purchase price of $0.25 per share for an aggregate consideration of $26,250. The sale and issuance of these securities were deemed to be exempt from registration pursuant to Section 4(2) of the Securities Act, or Rule 506 of Regulation D promulgated under the Securities Act, as transactions by an issuer not involving a public offering.

17. On May 31, 2011, we sold and issued an aggregate of 10,000 shares of common stock pursuant to an option exercise by a holder of stock options issued under our 2004 Stock Plan, as amended, at a purchase price of $1.03 per share for an aggregate consideration of $10,300. The sale and issuance of these securities were deemed to be exempt from registration pursuant to Rule 701 promulgated under the Securities Act as transactions pursuant to a compensatory benefit plan approved by the registrant’s board of directors.

18. On June 1, 2011, we sold and issued an aggregate of 60,125 shares of common stock pursuant to option exercises by holders of stock options issued under our 2004 Stock Plan, as amended, at purchase prices ranging from $2.06 to $13.49 per share for an aggregate consideration of $125,286. The sale and issuance of these securities were deemed to be exempt from registration pursuant to Rule 701 promulgated under the Securities Act as transactions pursuant to a compensatory benefit plan approved by the registrant’s board of directors.

19. On June 2, 2011, we sold and issued an aggregate of 6,920 shares of common stock pursuant to option exercises by holders of stock options issued under our 2004 Stock Plan, as amended, at purchase prices ranging from $1.03 to $13.49 per share for an aggregate consideration of $60,171. The sale and issuance of these securities were deemed to be exempt from registration pursuant to Rule 701 promulgated under the Securities Act as transactions pursuant to a compensatory benefit plan approved by the registrant’s board of directors.

20. On June 3, 2011, we sold and issued an aggregate of 22,671 shares of common stock pursuant to option exercises by holders of stock options issued under our 2004 Stock Plan, as amended, at purchase prices ranging from $0.15 to $13.49 per share for an aggregate consideration of $77,528. The sale and issuance of these securities were deemed to be exempt from registration pursuant to Rule 701 promulgated under the Securities Act as transactions pursuant to a compensatory benefit plan approved by the registrant’s board of directors.

21. On June 4, 2011, we sold and issued an aggregate of 1,250 shares of common stock pursuant to an option exercise by a holder of stock options issued under our 2004 Stock Plan, as amended, at a purchase price of $1.25 per share for an aggregate consideration of $1,562. The sale and issuance of these securities were deemed to be exempt from registration pursuant to Rule 701 promulgated under the Securities Act as transactions pursuant to a compensatory benefit plan approved by the registrant’s board of directors.

22. On June 6, 2011, we sold and issued an aggregate of 23,066 shares of common stock pursuant to option exercises by holders of stock options issued under our 2004 Stock Plan, as amended, at purchase prices ranging from $0.25 to $15.32 per share for an aggregate consideration of $115,260. The sale and issuance of these securities were deemed to be exempt from registration pursuant to Rule 701 promulgated under the Securities Act as transactions pursuant to a compensatory benefit plan approved by the registrant’s board of directors.

23. On June 7, 2011, we sold and issued an aggregate of 4,025 shares of common stock pursuant to an option exercise by a holder of stock options issued under our 2004 Stock Plan, as amended, at a purchase price of $13.4936 per share for an aggregate consideration of $54,312. The sale and issuance of these securities were deemed to be exempt from registration pursuant to Rule 701 promulgated under the Securities Act as transactions pursuant to a compensatory benefit plan approved by the registrant’s board of directors.

24. On June 8, 2011, we sold and issued an aggregate of 3,000 shares of common stock pursuant to an option exercise by a holder of stock options issued under our 2004 Stock Plan, as amended, at a purchase price of $1.25 per share for an aggregate consideration of $3,750. The sale and issuance of these securities were deemed to be exempt from registration pursuant to Rule 701 promulgated under the Securities Act as transactions pursuant to a compensatory benefit plan approved by the registrant’s board of directors.

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions. Stock certificates issued in the foregoing transactions bear appropriate Securities Act legends as to the restricted nature of such securities. Each recipient of the securities in these transactions represented his or her intention to acquire the securities for investment only and not with a view to, or for resale in connection with, any distribution thereof, and appropriate legends were affixed to the share certificates issued in each such transaction. In each case, the recipient received adequate information about the Company or had adequate access, through his or her relationship with the Company, to information about the Company.

(b) Use of Proceeds from Initial Public Offering of Common Stock

Subsequent to the close of the Company’s second quarter on June 30, 2011, on July 5, 2011, the Company completed its initial public offering (“IPO”) of 9,200,000 shares of common stock, at $27.00 per share, before underwriting discounts and commissions. The Company sold 5,931,335 shares and existing stockholders sold an aggregate of 3,268,665 shares, including 1,200,000 shares as a result of the underwriters’ exercise of their over-allotment option to purchase additional shares. The initial public offering generated net proceeds to the Company of approximately $148.9 million, after deducting underwriting discounts. Expenses incurred by the Company for the sale of common stock were approximately $2.6 million and will be recorded against the proceeds received from the sale of common stock. The Company did not receive any proceeds from the sale of shares by the selling stockholders.

There have been no material change in the planned use of proceeds from the Company’s IPO from that described in the final prospectus filed with the SEC pursuant to Rule 424(b) on June 28, 2011. With the proceeds of the offering, the Company redeemed its outstanding shares of Series A and B preferred stock for $55.8 million and $9.2 million, respectively, as well as paid in full all accrued but unpaid dividends on its outstanding shares of Series C preferred stock, which totaled $32.9 million.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Reserved

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

HomeAway, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOMEAWAY, INC.

Dated: August 15, 2011	By:	/s/ Lynn Atchison
Lynn Atchison
Chief Financial Officer and Secretary

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation, as currently in effect	S-1	333-172178	3.2	March 11, 2011

3.2	Amended and Restated Bylaws, as currently in effect	S-1	333-172178	3.4	March 11, 2011

10.1	Form of Indemnification Agreement for directors and officers	S-1/A	333-172178	10.1B	May 31, 2011

10.2	2011 Equity Incentive Plan and forms of agreements thereto	S-1/A	333-172178	10.14, 10.15	June 10, 2011

10.3	Executive Employment Agreement between the Registrant and Brian H. Sharples dated May 27, 2011	S-1/A	333-172178	10.17A	May 31, 2011

10.4	Executive Employment Agreement between the Registrant and Lynn Atchison dated May 27, 2011	S-1/A	333-172178	10.18A	May 31, 2011

10.5	Executive Employment Agreement between the Registrant and Carl G. Shepherd dated May 27, 2011	S-1/A	333-172178	10.19A	May 31, 2011

10.6	Executive Employment Agreement between the Registrant and Thomas Hale dated May 27, 2011	S-1/A	333-172178	10.21A	May 31, 2011

10.7	Executive Employment Agreement between the Registrant and Brent Bellm dated May 27, 2011	S-1/A	333-172178	10.23A	May 31, 2011

10.8	Executive Employment Agreement between the Registrant and Ross A. Buhrdorf dated May 27, 2011	S-1/A	333-172178	10.23B	May 31, 2011

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Furnished herewith.
**	XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.