Form 10-Q
period 2011-09-30
HOMEAWAY INC
filed 2011-11-04
CIK 1366684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

Indicate by check mark whether registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date.

Class	Outstanding at November 2, 2011
Common Stock, $0.0001 par value per share	80,582,163

HomeAway, Inc.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

HomeAway, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except for share and per share information)

(unaudited)

	September 30,	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$170,243	$65,697
Short-term investments	1,833	11,812
Accounts receivable, net of allowance for doubtful accounts of $502 and $120 as of September 30, 2011 and December 31, 2010, respectively	12,387	8,961
Income tax receivable	10,701	845
Prepaid expenses and other current assets	4,527	4,138
Restricted cash	1,046	862
Deferred tax assets	2,075	2,572

Total current assets	202,812	94,887
Property and equipment, net	24,061	21,545
Goodwill	303,526	300,780
Intangible assets, net	64,493	69,790
Restricted cash	254	2,000
Deferred tax assets	2,949	303
Other non-current assets	4,583	437

Total assets	$602,678	$489,742

Liabilities, redeemable preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$3,083	$4,812
Income tax payable	15,147	2,465
Accrued expenses	22,297	21,974
Deferred revenue	102,885	86,120

Total current liabilities	143,412	115,371
Deferred revenue, less current portion	2,374	2,431
Deferred tax liabilities	15,778	6,073
Other non-current liabilities	3,893	3,976

Total liabilities	165,457	127,851

Commitments and contingencies (Note 6)
Redeemable preferred stock
Series A: $0.0001 par value per share; 28,780,925 shares authorized; zero and 26,389,604 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively; liquidation preference of $0 and $54,428 as of September 30, 2011 and December 31, 2010, respectively	—	48,931
Series B: $0.0001 par value per share; 3,550,000 shares authorized; zero and 3,252,805 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively; liquidation preference of $0 and $8,901 as of September 30, 2011 and December 31, 2010, respectively	—	7,975
Convertible redeemable preferred stock
Series C: $0.0001 par value per share; 21,200,000 shares authorized; zero and 19,140,633 shares issued and outstanding as of September 30, 2011 and December 31, 2010; liquidation preference of $0 and $124,742 as of September 30, 2011 and December 31, 2010, respectively	—	124,318
Series D: $0.0001 par value per share; 15,305,217 shares authorized; zero and 15,305,217 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively; liquidation preference of $0 and $333,041 as of September 30, 2011 and December 31, 2010, respectively	—	297,741
Stockholders’ equity (deficit)
Common stock: $0.0001 par value; 104,163,858 shares authorized; 80,567,039 and 38,987,423 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	8	4
Additional paid-in capital	552,377	—
Accumulated other comprehensive loss	(4,234)	(3,732)
Accumulated deficit	(110,930)	(113,346)

Total stockholders’ equity (deficit)	437,221	(117,074)

Total liabilities, redeemable preferred stock and stockholders’ equity (deficit)	$602,678	$489,742

The accompanying notes are an integral part of these financial statements.

HomeAway, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except for per share information)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue:
Listing	$52,499	$40,640	$148,667	$112,551
Other	8,621	4,009	23,101	9,849

Total revenue	61,120	44,649	171,768	122,400
Costs and expenses:
Cost of revenue (exclusive of amortization shown separately below)	8,439	6,166	25,548	18,204
Product development	8,650	4,532	24,089	12,730
Sales and marketing	17,851	12,404	61,129	42,203
General and administrative	12,700	10,487	34,386	29,173
Amortization expense	3,053	2,526	8,853	7,241

Total costs and expenses	50,693	36,115	154,005	109,551

Operating income	10,427	8,534	17,763	12,849
Other income (expense):
Interest expense	—	(21)	—	(22)
Interest income	124	42	240	159
Other income (expense)	(1,746)	586	(2,135)	(2,498)

Total other income (expense)	(1,622)	607	(1,895)	(2,361)

Income before income taxes	8,805	9,141	15,868	10,488
Income tax (expense) benefit	(6,072)	(4,640)	(9,434)	8,076

Net income	2,733	4,501	6,434	18,564
Cumulative preferred stock dividends and discount accretion	(6,794)	(8,855)	(24,678)	(26,287)

Net loss attributable to common stockholders	$(4,061)	$(4,354)	$(18,244)	$(7,723)

Net loss per share attributable to common stockholders:
Basic and diluted	$(0.05)	$(0.11)	$(0.35)	$(0.20)

Weighted average number of shares outstanding:
Basic and diluted	78,528	38,423	52,386	37,970

The accompanying notes are an integral part of these financial statements.

HomeAway, Inc.

Consolidated Statement of Changes in Redeemable Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands)

(unaudited)

	Redeemable Preferred Stock
	Series A Redeemable		Series B Redeemable		Series C Convertible Redeemable		Series D Convertible Redeemable		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)	Total Comprehensive Income
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2010	26,390	$48,931	3,253	$7,975	19,141	$124,318	15,305	$297,741	38,987	$4	$—	$(3,732)	$(113,346)	$(117,074)
Accretion of preferred stock to redemption values	—	5,514	—	963	—	75	—	12,778	—	—	(18,799)	—	(531)	(19,330)
Accretion of dividends	—	1,360	—	227	—	3,761	—	—	—	—	(1,861)	—	(3,487)	(5,348)
Redemption of preferred stock	(26,390)	(36,945)	(3,253)	(6,506)	—	—	—	—	—	—	—	—	—	—
Conversion of preferred stock to common stock	—	—	—	—	(19,141)	(95,237)	(15,305)	(310,519)	34,446	3	405,753	—	—	405,756
Payment of dividends on preferred stock	—	(18,860)	—	(2,659)	—	(32,917)	—	—	—	—	—	—	—	—
Common stock issued in a public offering, net of underwriting discount and offering expenses	—	—	—	—	—	—	—	—	5,931	1	146,327	—	—	146,328
Exercise of stock options	—	—	—	—	—	—	—	—	1,203	—	2,737	—	—	2,737
Stock compensation expenses	—	—	—	—	—	—	—	—	—	—	17,179	—	—	17,179
Excess tax benefits from stock-based compensation	—	—	—	—	—	—	—	—	—	—	1,041	—	—	1,041

	Redeemable Preferred Stock
	Series A Redeemable		Series B Redeemable		Series C Convertible Redeemable		Series D Convertible Redeemable		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)	Total Comprehensive Income
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Comprehensive Income:
Cumulative translation adjustments	—	—	—	—	—	—	—	—	—	—	—	(509)	—	(509)	$(509)
Unrealized gain on short-term investments	—	—	—	—	—	—	—	—	—	—	—	7	—	7	7
Net income	—	—	—	—	—	—	—	—	—	—	—	—	6,434	6,434	6,434

Total comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	$5,932

Balance at September 30, 2011	—	$—	—	$—	—	$—	—	$—	80,567	$8	$552,377	$(4,234)	$(110,930)	$437,221

The accompanying notes are an integral part of these financial statements.

HomeAway, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities
Net income	$6,434	$18,564
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,220	4,282
Amortization of intangible assets	8,853	7,241
Amortization of note discount and other	29	377
Stock-based compensation	17,179	9,725
Excess tax benefit from stock-based compensation	(1,041)	—
Deferred income taxes	6,755	(8,768)
(Gain) loss on sale of investments and other	40	(12)
Unrealized foreign exchange loss	752	1,491
Realized loss on foreign currency forwards	1,642	428
Changes in operating assets and liabilities, net of assets and liabilities assumed in business combinations:
Accounts receivable	(3,572)	(4,007)
Income tax receivable	(9,809)	320)
Prepaid expenses and other assets	(4,036)	(1,635)
Accounts payable	(1,720)	(315)
Accrued expenses	(73)	1,424
Income taxes payable	14,056	(1,728)
Deferred revenue	15,996	16,927
Deferred rent and other non-current liabilities	(234)	341

Net cash provided by operating activities	57,471	44,655

Cash flows from investing activities
Cash paid for businesses acquired, net of cash acquired	(4,698)	(36,574)
Change in restricted cash	1,538	—
Cash paid for trademarks and other assets acquired	(262)	(63)
Purchases of short-term investments	—	(86,890)
Proceeds from sales and maturities of marketable securities	10,035	70,296
Net settlement of foreign currency forwards	(1,642)	(428)
Purchases of property and equipment	(8,904)	(6,148)

Net cash used in investing activities	(3,933)	(59,807)

Cash flows from financing activities
Proceeds from exercise of options to purchase common stock	2,737	1,705
Payments of dividends on preferred stock	(54,436)	(4,051)
Proceeds from initial public offering, net of underwriting discount and offering expenses	146,303	—
Payments for redemption of preferred stock	(43,451)	(3,942)
Excess tax benefit from stock-based compensation	1,041	—

Net cash provided by (used in) financing activities	52,194	(6,288)

Effect of exchange rate changes on cash	(1,186)	(988)

Net increase (decrease) in cash and cash equivalents	104,546	(22,428)
Cash and cash equivalents at beginning of period	65,697	92,425

Cash and cash equivalents at end of period	$170,243	$69,997

Cash paid for taxes	$2,785	$3,600
Supplemental disclosure of noncash investing activities
Issuance of equity in connection with acquisitions	$—	$8,251
Supplemental disclosure of noncash financing activities
Conversion of preferred stock to common shares	$405,756	$—

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of HomeAway, Inc. and all of its wholly owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, for interim financial reporting and applicable quarterly reporting regulations of the Securities and Exchange Commission, or the SEC. All significant intercompany transactions and balances have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying interim unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting of normal recurring adjustments and those items discussed in these Notes, necessary for a fair presentation of the Company’s financial position, as of September 30, 2011, the results of operations for the three and nine months ended September 30, 2011 and 2010, the cash flows for the nine months ended September 30, 2011 and 2010 and stockholders’ equity for the nine months ended September 30, 2011. Certain information and disclosures normally included in the notes to the annual financial statements prepared in accordance with GAAP have been omitted from these interim condensed consolidated financial statements pursuant to the rules and regulations of the SEC. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the accompanying Notes for the fiscal year ended December 31, 2010, which are included in the Company’s prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, with the SEC on June 28, 2011. Operating results for this interim period are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 or for any other period.

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

Money Market Funds and Short-Term Investments

In order to determine fair value of the Company’s money market funds and short-term investments, quoted prices in active markets for identical assets are used. Therefore, the Company’s money market funds and short-term investments are considered Level 1 items. At September 30, 2011 and December 31, 2010, the Company did not have any financial instruments that qualified as Level 2 or 3 items.

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

The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued liabilities and deferred revenue approximate fair value at September 30, 2011 and December 31, 2010, respectively, because of the relatively short maturity of these instruments.

The following table summarizes the basis used to measure certain financial assets and liabilities at fair value on a recurring basis in the Company’s consolidated balance sheets at September 30, 2011 and December 31, 2010 (in thousands):

	Balance as of September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents
Money market funds	$49,033	$49,033	$—	$—

Total cash equivalents	49,033	49,033	—	—
Short-term investments
Mutual fund securities	1,833	1,833	—	—

Total short-term investments	1,833	1,833	—	—

Total financial assets	$50,866	$50,866	$—	$—

	Balance as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents
Money market funds	$10,971	$10,971	$—	$—

Total cash equivalents	10,971	10,971	—	—
Short-term investments
Mutual fund securities	1,779	1,779	—	—
U.S. government agency bonds	10,033	10,033	—	—

Total short-term investments	11,812	11,812	—	—

Total financial assets	$22,783	$22,783	$—	$—

Business Segment

The Company has one operating and reporting segment consisting of various products and services that are all related to its online marketplace of rental listing websites. The Company’s chief operating decision maker is the Chief Executive Officer. The chief operating decision maker allocates resources and assesses performance of the business and other activities at the single reporting segment level.

Cash and Cash Equivalents

Cash and cash equivalents include investments in money market funds and certificates of deposit that are readily convertible into cash. Cash and cash equivalents are stated at cost, which approximates fair value. The Company considers all highly liquid investments purchased with an original maturity date of three months or less to be cash equivalents.

Restricted Cash

Of the $1,300,000 in restricted cash at September 30, 2011, amounts totaling $312,000 are restricted to collateralize a letter of credit issued by the Company in conjunction with expansion of the Company’s corporate office lease in Austin, Texas, and amounts totaling $254,000 are restricted in conjunction with a new office lease for office space in Geneva, Switzerland. Amounts totaling $734,000 are restricted to protect the Company’s bank from default on credit card payments and reimbursable direct debits due from the Company.

Short-term Investments

Short-term investments generally consist of marketable securities that have remaining maturities of less than one year from the respective balance sheet dates. Investments in which the Company has the ability and intent, if necessary, to liquidate in order to support its current operations (including those with contractual maturities greater than one year from the date of purchase) are classified as short-term. The Company’s investment securities are classified as available-for-sale and are presented at estimated fair value with any unrealized gains and losses included in other comprehensive income (loss). Fair values are based on quoted market prices. Short-term investments consisted of the following at September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011
	Gross Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mutual fund securities	$1,671	$173	$(11)	$1,833

Total short-term investments	$1,671	$173	$(11)	$1,833

	December 31, 2010
	Gross Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mutual fund securities	$1,628	$158	$(7)	$1,779
U.S. government agency bonds	10,029	4	—	10,033

Total short-term investments	$11,657	$162	$(7)	$11,812

The $1,833,000 invested in mutual fund securities at September 30, 2011 do not have contractual maturities.

There were no securities sold or gains or losses realized in the nine months ended September 30, 2011.

Accounts Receivable

Accounts receivable are generated from multiple sources. Amounts due from credit card merchants who process the Company’s credit card sales from property listings and remit the proceeds to the Company are the primary source of accounts receivable. Accounts receivables are also generated from Internet display advertising amounts due in the ordinary course of business as well as amounts due to the Company for property listings or other products purchased on account. Accounts receivable from Internet display advertising revenue and products purchased on account are recorded at the invoiced amount and are non-interest bearing. Accounts receivable outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by reviewing amounts past due by customer to identify specific customers with known disputes or collectability issues.

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

The Company capitalizes certain internally developed software costs in accordance with authoritative guidance. These capitalized costs were approximately $17,353,000 and $13,708,000 at September 30, 2011 and December 31, 2010 , respectively, and are included in property and equipment, net, in the balance sheet with depreciation expense in the three and nine months ended September 30, 2011 of approximately $428,000 and $1,777,000, respectively. The internally developed software costs are depreciated over five years.

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

Intangible assets with definite lives are amortized over their estimated useful lives on a straight-line basis and reviewed for impairment whenever events or changes in circumstances indicate that an asset’s carrying value may not be recoverable (see Note 3). The straight-line method of amortization represents the Company’s best estimate of the distribution of the economic value of the identifiable intangible assets.

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

The Company earns a commission for a portion of its online reservations, and the revenue is calculated as a percentage of the value of the reservation. This revenue is included in other revenue in the consolidated statement of operations.

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

As a result of certain 2010 acquisitions, revenue in the three and nine months ended September 30, 2011 includes revenue from the licensing of software products, from the sale of maintenance agreements and from the sale of hosted software solutions. For software license sales, typically one year of maintenance is included as part of the initial purchase price of the bundled offering with annual renewals of the maintenance component of the agreement following in subsequent years.

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

Stock-Based Compensation

The cost of stock-based transactions is recognized in the financial statements based upon the fair value of the Company’s common stock on the date of grant. The fair value of restricted stock awards is determined based on the number of shares granted and the fair value of the Company’s common stock as of the grant date. The fair value of stock options is determined as of the grant date using the Black–Scholes valuation model. Fair value is generally recognized as an expense on a straight-line basis, net of estimated forfeitures, over the employee requisite service period. Accordingly, stock-based compensation for the three and nine months ended September 30, 2011 and September 30, 2010 has been reduced for estimated forfeitures. When estimating forfeitures, the Company considers voluntary termination behaviors as well as trends of actual option forfeitures.

The benefits of tax deductions in excess of recognized compensation costs are reported as financing cash flows, but only when such excess tax benefits are realized by a reduction to current taxes payable. The Company recognized tax benefits of approximately $700,000 and $1,041,000 during the three and nine months ended September 30, 2011, respectively, from the exercise of stock options. These tax benefits have been recorded as additional paid-in capital on the Company’s consolidated balance sheets as of September 30, 2011.

Income Taxes

The Company recognizes income taxes using an asset and liability approach. This approach requires the recognition of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company’s consolidated financial statements or tax returns. The measurement of current and deferred taxes is based on provisions of the enacted tax law and the effects of future changes in tax laws or rates are not anticipated.

A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. Evaluating the need for an amount of a valuation allowance for deferred tax assets often requires judgment and analysis of all the positive and negative evidence available to determine whether all or some portion of the deferred tax assets will not be realized. Based on the available evidence and judgment, the Company has determined that it is more likely than not that certain net operating losses and certain non-trading losses will not be realized; therefore, the Company has established a valuation allowance for such deferred tax assets to reduce the loss carryforward assets to amounts expected to be utilized. If there is a change in the Company’s ability to realize its deferred tax assets, then the Company’s tax provision may decrease in the period in which it determines that realization is more likely than not.

As a multinational corporation, the Company conducts its business in many countries and is subject to taxation in many jurisdictions. The taxation of the Company’s business is subject to the application of various and sometimes conflicting tax laws and regulations as well as multinational tax conventions. The Company’s effective tax rate is highly dependent upon the geographic distribution of its worldwide earnings or losses, the tax regulations and tax holidays in each geographic region, the availability of tax credits and carryforwards, and the effectiveness of its tax planning strategies. The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws themselves are subject to change as a result of changes in fiscal policy, changes in legislation, and the evolution of regulations and court rulings. Consequently, taxing authorities may impose tax assessments or judgments against the Company that could materially impact its tax liability and/or its effective income tax rate.

The Company is subject to income tax audits by the respective tax authorities in all of the jurisdictions in which the Company operates. The Company is currently undergoing an audit at one of its subsidiaries in France. The Company recognizes the effect of income tax positions only if these positions are more likely than not to be sustained. Recognized income tax positions are measured at the largest amount that is more than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records interest and penalties related to unrecognized tax benefits in income tax expense. The calculation of the Company’s tax liabilities involves the inherent uncertainty associated with the application of U.S. GAAP and complex tax laws. The Company believes it has adequately provided in its financial statements for additional taxes that it estimates may be required to be paid as a result of such examinations. While the Company believes that it has adequately provided for all tax positions, amounts asserted by tax authorities could be greater or less than the Company’s accrued position. These tax liabilities, including the interest and penalties, are released pursuant to a settlement with tax authorities, completion of audit or expiration of various statutes of limitation. The material jurisdictions in which the Company may be subject to potential examination by tax authorities throughout the world include such major jurisdictions as the United States, Switzerland, the United Kingdom, Germany, France, Brazil, and Australia.

Foreign Currency Translation

The functional currency of the Company’s foreign subsidiaries is generally their respective local currency. The financial statements of the Company’s international operations are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities, the historical exchange rate for stockholders’ equity, and a weighted average exchange rate for each period for revenues, expenses, and gains and losses. Foreign currency translation adjustments are recorded as a separate component of stockholders’ equity. Gains and losses from foreign currency denominated transactions are recorded in other income in the Company’s consolidated statements of operations. For the three months ended September 30, 2011 and 2010, the Company recorded a net transaction loss of approximately $1,725,000 and a net transaction gain of approximately $582,000, respectively. For the nine months ended September 30, 2011 and 2010, the Company recorded transaction losses of approximately $2,160,000 and $2,532,000, respectively.

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

Comprehensive Income

Comprehensive income consists of net income (loss), cumulative foreign currency translation adjustments, and unrealized gains and losses on available-for-sale securities.

Recently Issued Accounting Standards

In 2011, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance that amends some fair value measurement principles and disclosure requirements. The new guidance states that the concepts of highest and best use and valuation premise are only relevant when measuring the fair value of nonfinancial assets and prohibits the grouping of financial instruments for purposes of determining their fair values when the unit of account is specified in other guidance. The Company will adopt this accounting standard upon its effective date for periods beginning on or after December 15, 2011, and does not anticipate that this adoption will have a significant impact on its financial position or results of operations.

In 2011, the FASB issued new disclosure guidance related to the presentation of the Statement of Comprehensive Income. This guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity and requires presentation of reclassification adjustments on the face of the income statement. The Company will adopt this accounting standard upon its effective date for periods beginning on or after December 15, 2011, and does not anticipate that this adoption will have a significant impact on its financial position or results of operations.

In 2011, the FASB issued new accounting guidance that simplifies goodwill impairment tests. The new guidance states that a “qualitative” assessment may be performed to determine whether further impairment testing is necessary. The guidance is effective for periods beginning on or after December 15, 2011; however, early adoption is permitted. The Company intends to adopt the FASB’s guidance early in the fiscal fourth quarter of 2011, and does not anticipate that this adoption will have a significant impact on its financial position or results of operations.

3. Goodwill and Other Intangible Assets

Goodwill

Changes in the Company’s goodwill balance for the year ended December 31, 2010 and the period ended September 30, 2011 are summarized in the table below (in thousands):

Balance at December 31, 2009	$246,822
Acquired in business combinations	58,747
Foreign currency translation adjustment	(4,789)

Balance at December 31, 2010	$300,780
Acquired in business combinations	2,114
Foreign currency translation adjustment	632

Balance at September 30, 2011	$303,526

Intangible Assets

The Company’s intangible assets, excluding goodwill, consist of intangible assets acquired primarily in business combinations and were recorded at their estimated fair values on the date of acquisition. The finite-lived intangible assets that are being amortized are summarized in the table below (in thousands):

		September 30, 2011			December 31, 2010
	Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade names	10	$1,150	$(754)	$396	$1,141	$(666)	$475
Developed technology	2-8	24,364	(18,001)	6,363	22,585	(15,379)	7,206
Customer relationships	6-13	53,188	(25,731)	27,457	52,239	(20,093)	32,146
Noncompete agreements and domain names	2-5	3,335	(2,154)	1,181	3,108	(1,541)	1,567

Total		$82,037	$(46,640)	$35,397	$79,073	$(37,679)	$41,394

Amortization of non-compete agreements is recorded over the term of the agreements.

Amortization expense for the three months ended September 30, 2011 and 2010 was approximately $3,053,000 and $2,526,000, respectively. Amortization expense for the nine months ended September 30, 2011 and 2010 was approximately $8,853,000 and $7,241,000, respectively.

The Company has the following indefinite-lived intangible assets recorded in its consolidated balance sheet as of September 30, 2011 and December 31, 2010, respectively (in thousands):

	September 30, 2011	December 31, 2010
Trademarks, trade names and other	$29,096	$28,396

4. Accrued Expenses

The Company’s accrued expenses are comprised of the following at September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011	December 31, 2010
Compensation and related benefits	$8,092	$7,322
Gift cards	4,121	5,162
Taxes	2,942	2,750
Other	7,142	6,740

Total	$22,297	$21,974

5. Commitments and Contingencies

Leases

The Company leases its facilities and certain office equipment under non-cancellable operating leases. Rental expense was approximately $1,208,000 and $3,250,000 for the three and nine months ended September 30, 2011, respectively.

Guarantees

The Company offers two guarantee products to travelers: Basic Rental Guarantee and Carefree Rental Guarantee. The Basic Rental Guarantee is offered to travelers that book a vacation rental property listed on any one of the Company’s websites to protect 50% of their vacation rental payments up to $1,000 against Internet fraud. Travelers additionally may purchase additional protection to cover 100% of vacation rental payments up to $10,000 against Internet fraud, misrepresentation, wrongful denial of entry, or wrongful deposit loss by the purchase of the Carefree Rental Guarantee. The Company does not maintain insurance from any third party against claims under the guarantees, and any amounts payable for claims made under these guarantees are payable by the Company. Amounts recorded for estimated future claims under the guarantees are based on historical experience and estimates of potential future claims made by the Company are recorded in general and administrative expense in the Company’s consolidated statement of operations. At September 30, 2011 and December 31, 2010, the Company had recorded approximately $198,000 and $232,000, respectively as an accrued expense for potential future claims.

Changes for the traveler guarantees for the year ended December 31, 2010 and the period ended September 30, 2011, which are presented as a current liability in the Company’s consolidated balance sheets, are as follows (in thousands):

Traveler guarantee liability at December 31, 2009	$538
Costs accrued for new rentals	—
Release of expected guarantee	(141)
Guarantee obligations honored	(165)

Traveler guarantee liability at December 31, 2010	$232
Costs accrued for new rentals	91
Release of expected guarantee	—
Guarantee obligations honored	(125)

Traveler guarantee liability at September 30, 2011	$198

Since 2008, the Company has maintained a guarantee of £2,200,000 in favor of a bank in the United Kingdom for extending credit to the Company in connection with the wholly owned United Kingdom subsidiary’s business of collecting its subscription revenues in advance via credit card payments. In November 2009, the guarantee was amended to increase the maximum aggregate guarantee amount to £5,000,000 (approximately $7,814,000 as of September 30, 2011).

Legal

From time to time, the Company is involved in litigation relating to claims arising in the ordinary course of business. The Company assesses its potential liability by analyzing specific litigation and regulatory matters using available information. Views on estimated losses are developed by management in consultation with inside and outside counsel, which involves a subjective analysis of potential results and outcomes, assuming various combinations of appropriate litigation and settlement strategies. After taking all of the above factors into account, the Company determines whether an estimated loss from a contingency related to litigation should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. The Company further determines whether an estimated loss from a contingency related to litigation should be disclosed by assessing whether a material loss is deemed reasonably possible. Such disclosures will include an estimate of the additional loss or range of loss or will state that such an estimate cannot be made.

Management believes that there are no claims or actions pending or threatened against the Company, the ultimate disposition of which would have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

6. Stockholders’ Equity and Stock-Based Compensation

Common Stock

In May 2011, the Company amended its certificate of incorporation to authorize 104,163,858 shares of common stock with a par value of $0.0001 per share. At September 30, 2011 and December 31, 2010, there were 80,567,039 and 38,987,423 shares of common stock outstanding, respectively. Additionally, as part of the amended certificate of incorporation, the Company’s board of directors has the authority, without action by stockholders, to designate and issue up to 10 million shares of preferred stock in one or more series. The board of directors may also designate the rights, preferences and privileges of each series of preferred stock, any or all of which may be greater than the rights of the common stock.

Initial Public Offering

On July 5, 2011, the Company completed its initial public offering (“IPO”) of 9,200,000 shares of common stock, at $27.00 per share, before underwriting discounts and commissions. The Company sold 5,931,335 shares and existing stockholders sold an aggregate of 3,268,665 shares, including 1,200,000 shares as a result of the underwriters’ exercise of their over-allotment option to purchase additional shares. The initial public offering generated net proceeds to the Company of approximately $146.3 million, after deducting underwriting discounts and other expenses incurred by the Company for the sale of common stock. The Company did not receive any proceeds from the sale of shares by the selling stockholders.

With the proceeds of the offering, the Company redeemed all outstanding shares of Series A and B preferred stock, including accrued but unpaid dividends, for $55.8 million and $9.2 million, respectively, as well as paid in full all accrued but unpaid dividends on outstanding shares of Series C preferred stock, which totaled $32.9 million.

Historically, the Company recorded preferred stock accretion on all series of preferred stock using an effective interest method to a value equal to a redemption value as of October 2014 determined pursuant to the terms of the preferred stock set forth in the Company’s certificate of incorporation. To reflect the final redemption value as of the IPO date of July 5, 2011, the Company recorded accelerated accretion charges of $6.8 million in July 2011. This amount was recorded as additional paid-in capital on the Company’s balance sheet and negatively impacted net income (loss) attributable to common stockholders in the three and nine months ended September 30, 2011.

The outstanding shares of Series C and Series D convertible redeemable preferred stock converted on a one-to-one basis into shares of common stock concurrent with the IPO. Series C and Series D convertible redeemable preferred stock converted into 19,140,633 and 15,305,217 shares, respectively of common stock on July 5, 2011. Following the IPO, there were no shares of our preferred stock outstanding.

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

2004 Plan

At September 30, 2011, there were 11,073,344 options outstanding under the 2004 Plan. Following the effectiveness of the Company’s 2011 Plan in May 2011, no further awards will be made under the 2004 Plan, although each option previously granted under the 2004 Plan will remain outstanding subject to its terms. Any such shares of common stock that are subject to awards under the 2004 Plan which are forfeited or lapse unexercised and would otherwise have been returned to the share reserve under the 2004 Plan instead will be available for issuance under the 2011 Plan.

2005 Plan

As of September 30, 2011, there were 55,301 options outstanding under the 2005 Plan. Following the effectiveness of the Company’s 2011 Plan in May 2011, no further awards will be made under the 2005 Plan, although each option previously granted under the 2005 Plan will remain outstanding subject to its terms. Any such shares of common stock that are subject to awards under the 2005 Plan which are forfeited or lapse unexercised and would otherwise have been returned to the share reserve under the 2005 Plan instead will be available for issuance under the 2011 Plan.

2011 Plan

In May 2011, the Company adopted the 2011 Plan, providing for the granting of incentive stock options, as defined by the Internal Revenue Code, to employees and for the grant of non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares to employees, directors and consultants. The exercise price of the options granted are generally equal to the value of the Company’s common stock on the date of grant, as determined by the closing price of the Company’s stock on the Nasdaq Global Select Market or by the Company’s board of directors. Options are exercisable and vest in accordance with each option agreement. The term of each option is no more than ten years from the date of the grant. The 2011 Plan also provides for the automatic grant of option awards to our non-employee directors. As of September 30, 2011, shares of common stock reserved for issuance under the 2011 Plan consists of 12,272,959 shares of common stock. In addition, the number of shares available for issuance under the 2011 Plan will be increased annually on the first day of the Company’s fiscal year by an amount equal to the lesser of (a) four percent of the outstanding shares of the Company’s common stock as of the last day of the Company’s immediately preceding fiscal year or (b) such other amount as the Company’s board of directors may determine. At September 30, 2011, there were 374,875 options outstanding under the 2011 Plan.

Accounting for Stock Based Compensation

The Company uses the Black–Scholes option pricing model in valuing its stock options. The Black–Scholes model requires estimates regarding risk-free rate of return, dividend yields, expected term of the award, volatility and estimated forfeitures of awards during the service period.

The risk-free interest rate assumption used by the Company is based on observed market interest rates appropriate for the term of the Company’s employee options. During the three and nine months ended September 30, 2011 and 2010, the Company estimated expected term based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The dividend yield assumption is based on historical and expected dividend payouts. Since the Company was a private entity prior to its IPO in July 2011 with no historical data regarding the volatility of its common stock price, the Company based the expected volatility on the historical and implied volatility of comparable companies from a representative industry peer group. The Company determined expected volatility of options granted using an average of the historical volatility measures of this peer group of companies.

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

The fair value of stock option grants has been estimated at the date of grant using the Black–Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Risk-free interest rate	1.25% to 1.29%	1.87%	1.25% to 2.84%	1.87% to 2.89%
Expected term	6.25 years	6.25 years	6.25 years	6.25 years
Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected volatility	53.80% to 54.10%	55.60%	53.30% to 54.10%	55.60% to 57.10%

The following table summarizes the total stock-based compensation expense that the Company recorded for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Cost of revenue	$425	$190	$1,314	$593
Product development	1,292	531	3,628	1,738
Sales and marketing	1,361	384	4,542	1,203
General and administrative	2,886	2,197	7,695	6,191

Total	$5,964	$3,302	$17,179	$9,725

7. Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consists of the following at September 30, 2011 and December 31, 2010, respectively, (in thousands):

	September 30,	December 31,
	2011	2010
Foreign currency translation	$(4,396)	$(3,887)
Unrealized gains on investments	162	155

Total	$(4,234)	$(3,732)

8. Income Taxes

For the three and nine months ended September 30, 2011, the Company recorded income tax expense of $6,072,000 and $9,434,000, respectively, resulting in an effective tax rate of 69.0% and 59.5%, respectively. For the three and nine months ended September 30, 2010, the Company recorded income tax expense (benefit) of $4,640,000 and ($8,076,000), respectively, resulting in an effective tax rate of 50.8% and (77.0)%, respectively . At September 30, 2011, the Company’s effective tax rate estimate for the year ended December 31, 2011 differed from the statutory rate primarily due to non-deductible stock compensation charges, the effect of different statutory tax rates in foreign jurisdictions, partially offset by the release in the period ended March 31, 2011 of reserves for uncertain tax positions of $1,310,000 due to the completion of audits of two of the Company’s foreign subsidiaries At September 30, 2010, the Company’s effective tax rate estimate for the year ended December 31, 2010 differed from the statutory rate primarily due to non-deductible stock compensation charges, offset by the release in the period ended June 30, 2010 of approximately $13,364,000 of valuation allowance, based on the Company’s belief that it was more likely than not that the Company would generate sufficient future taxable income to realize the Company’s U.S. deferred tax assets.

9. Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share of common stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Numerator
Net income	$2,733	$4,501	$6,434	$18,564
Cumulative preferred stock dividends and discount accretion	(6,794)	(8,855)	(24,678)	(26,287)

Net loss attributable to common stockholders	$(4,061)	$(4,354)	$(18,244)	$(7,723)

Denominator
Weighted average common shares outstanding-basic	78,528	38,423	52,386	37,970
Dilutive effect of stock options, warrants and convertible preferred stock	—	—	—	—

Weighted average common shares outstanding-diluted	78,528	38,423	52,386	37,970

Net loss per share-basic and diluted	$(0.05)	$(0.11)	$(0.35)	$(0.20)

The following common equivalent shares were excluded from the calculation of net loss per share as their inclusion would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30
	2011	2010	2011	2010
Stock options and warrants	11,511	8,098	11,511	8,098
Series C convertible redeemable preferred stock	—	19,141	—	19,141
Series D convertible redeemable preferred stock	—	15,305	—	15,305
Restricted stock awards	246	293	246	293

Total common equivalent shares excluded	11,757	42,837	11,757	42,837

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Cautionary Statement

This quarterly report on Form 10-Q contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to our management. The statements contained in this quarterly report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may be signified by terms such as “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions and the negatives of those terms. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified under the heading “Risks Relating to Our Business” below, and those discussed in other documents we file with the Securities and Exchange Commission. Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this quarterly report on Form 10-Q. You should read this quarterly report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We hereby qualify our forward-looking statements by these cautionary statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

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

Overview

We operate the world’s largest online marketplace for the vacation rental industry. Vacation rentals are fully furnished, privately owned residential properties, including homes, condominiums, villas and cabins that can be rented on a nightly or weekly basis. Our marketplace brings together millions of travelers seeking vacation rentals online with hundreds of thousands of owners and managers of vacation rental properties located in over 145 countries around the world. As of September 30, 2011, our global marketplace included more than 614,000 paid vacation rental listings.

We have achieved significant growth since our commercial launch in 2005. In 2010 we generated $167.9 million of revenue representing year-over-year growth of 39.6%. In the three and nine months ended September 30, 2011, we generated $61.1 million and $171.8 million of revenue, respectively, representing year-over-year growth of 36.9% and 40.3%, respectively. We view our market opportunity as global, and, in both the three and nine months ended September 30, 2011, 40.4% of our revenue came from outside the United States. We have historically generated strong cash flows and have had predictable financial results because of our advance payment, subscription-based model and our high annual listing renewal rate. Listings contributed 85.9% and 86.6% of our revenue in the three and nine month periods ended September 30, 2011. In the same periods, we generated Adjusted EBITDA of $21.6 million and $50.0 million, respectively, representing year-over-year increases of 36.5% and 46.6%, respectively, and we generated net income of $2.7 million and $6.4 million, respectively. In the three and nine months ended September 30, 2011, we generated free cash flow of $13.9 million and $48.6 million, respectively, representing year-over-year increases of 64.0% and 26.1%, respectively, and we generated cash from operating activities of $17.0 million and $57.5 million, respectively, representing year-over-year increases of 57.6% and 28.7%, respectively.

For further discussion regarding Adjusted EBITDA and free cash flow, see the table in the section of this quarterly report on Form 10-Q titled “Discussion Regarding Adjusted EBITDA and Free Cash Flow and Reconciliation to GAAP.”

To date, we have derived substantially all of our revenue from the sale of paid listings on our websites to property owners and professional property managers. Typically, owners and managers purchase listings and pay for such listings in advance at the beginning of the listing term. We recognize revenue monthly over the term of the listing, which is generally one year. For some professional property managers, we offer pay-for-performance listings whereby the customer pays a fee based on the number of inquiries or bookings received. In the three and nine months ended September 30, 2011, pay-for-performance listings generated 1.1% and 1.4% of our total revenue, respectively. Renewals are important for our subscription business. For the twelve month period ended September 30, 2011, our renewal rate was 76.4% compared to 75.4% for the twelve month period ended September 30, 2010.

Our revenue increased from $8.4 million in 2005 to $167.9 million in 2010 and has increased from $44.6 million and $122.4 million in the three and nine month periods ended September 30, 2010 to $61.1 million and $171.8 million in the comparable periods in 2011. Our revenue growth over the past six years was attributable to our acquisitions of other online listings businesses, an increase in the number of listings that property owners and managers purchase from us, an increase in the average revenue we receive per listing due to additional features and price increases, as well as the introduction of related products and services. Since inception we have acquired 17 businesses, and while acquisitions have been integral to our revenue growth, we have also increased revenue organically 28.6% in 2010, 28.7% in the three months ended September 30, 2011 and 30.7% in the nine months ended September 30, 2011, respectively, as compared to the comparable prior year periods. We consider growth to be organic if generated from businesses that we have owned for at least 12 months.

In April 2011, we acquired the businesses of realholidays.com.au in Australia and Second Porch, Inc. in the United States. However, revenue related to these acquisitions did not significantly contribute to the $61.1 million and $171.8 million increases in revenue in the three and nine months ended September 30, 2011, respectively.

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

Our ability to continue to grow our revenue will depend largely on increasing the number of paid listings and maintaining and introducing new revenue sources through our marketplace. Our number of paid listings grew from 338,396 as of December 31, 2008 to 527,535 as of December 31, 2010, a compound annual growth rate of 24.9%, and increased to 626,528 as of September 30, 2011. We will continue to offer more value and choice to property owners and managers by giving vacation rental owners and managers the option to pay more for increased distribution and placement in search results. We believe that this strategy will enhance our ability to increase average listing prices in future periods, while keeping base prices as low as possible. Another key driver of our revenue growth is our ability to retain existing and attract new property owners and managers. The fragmented nature of the vacation rental industry makes it challenging for us to acquire vacation rental listings, and we must therefore focus on a combination of direct and indirect marketing to add new listings.

We believe that attracting travelers to our online marketplace is necessary to attract and retain vacation rental owners and managers. In addition to increasing the number of visitors to our websites, it is critical to our future success for us to increase the likelihood that these visitors actually choose to book a vacation rental with the property owners and managers advertising through our websites. To meet these challenges, we are focused on a combination of marketing tactics, including pay-per-click advertising, search engine optimization, and broad reach marketing, to drive visits as well as increase the exposure of the vacation rental category. We are also investing in product enhancements to increase the number of travelers visiting our websites and encouraging them to make inquiries. We believe this will increase the satisfaction with our services for both travelers and vacation rental owners and managers, and will lead to strong renewal rates consistent with the level in 2010 and levels we are experiencing in 2011. We will continue to expand into adjacent markets which are highly fragmented, such as our 2010 entry into the bed and breakfast and property manager software markets. We plan to introduce new products and services for travelers, property owners and managers, which will provide further opportunities to generate revenue through our marketplace.

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

In the three and nine months ended September 30, 2011, we generated net income of $2.7 million and $6.4 million, respectively. After deemed dividends and preferred stock discount accretion of $6.8 million and $24.7 million in the same periods, we incurred net loss attributable to common stockholders of $4.1 million and $18.2 million, respectively.

On July 5, 2011, during the third quarter ended September 30, 2011, we completed our initial public offering (“IPO”) of 9,200,000 shares of common stock, at $27.00 per share, before underwriting discounts and commissions. We sold 5,931,335 shares and existing stockholders sold an aggregate of 3,268,665 shares, including 1,200,000 shares as a result of the underwriters’ exercise of their over-allotment option to purchase additional shares. The initial public offering generated net proceeds to us of approximately $146.3 million, after deducting underwriting discounts and other offering expenses incurred by us for the sale of common stock. We did not receive any proceeds from the sale of shares by the selling stockholders.

With the proceeds of the offering, we redeemed our outstanding shares of Series A and B preferred stock, including accrued but unpaid dividends, for $55.8 million and $9.2 million, respectively, as well as paid in full all accrued but unpaid dividends on its outstanding shares of Series C preferred stock, which totaled $32.9 million.

Historically, we have recorded preferred stock accretion on all series of preferred stock using an effective interest method to a value equal to a redemption value as of October 2014 determined pursuant to the terms of the preferred stock set forth in our certificate of incorporation. To reflect the final redemption value as of the IPO date of July 5, 2011, we recorded accelerated accretion charges of $6.8 million in July 2011. This amount was recorded as additional paid-in capital on our balance sheet and negatively impacted net loss attributable to common stockholders in the three and nine months ended September 30, 2011.

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

Concurrent with the IPO, we received proceeds of approximately $161,000 from the exercise of warrants to purchase shares of common stock.

Key Business Metrics

In addition to traditional financial and operational metrics, we use the following business metrics to monitor and evaluate results:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Key Business Metrics:
Adjusted EBITDA (in thousands)(1)	$21,634	$15,853	$50,040	$34,130
Free cash flow (in thousands)(2)	$13,885	$8,466	$48,567	$38,507
Paid listings, end of period	626,528	511,667	626,528	511,667
Average revenue per listing	$335	$314	$344	$318
Renewal rate, end of period	76.4%	75.4%	76.4%	75.4%
Visits to websites (in millions)(3)	57	58	173	183

(1)	See Discussion Regarding Adjusted EBITDA and Free Cash Flow and Reconciliation to GAAP below for a further discussion of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income.
(2)	See Discussion Regarding Adjusted EBITDA and Free Cash Flow and Reconciliation to GAAP below for a further discussion of free cash flow and a reconciliation of free cash flow to cash flows from operating activities.
(3)	This figure represents the total visits received across the selected group of our websites, and is based on the comScore Media Metrix Media Trend report for the time periods shown. Total visits is defined as the total number of times during a report period that a unique person accessed content within a website with at least a 30 minute break in between times of access. The websites included were: homeaway.com, vrbo.com, homelidays.com, abritel.fr, alugetemporada.com.br, vacationrentals.com, fewo-direkt.de, holiday-rentals.co.uk, ownersdirect.co.uk, bedandbreakfast.com, realholidays.com.au, homeawayconnect.com, homeaway.es, villanao.com, homeaway.it, homelidays.es, cyberrentals.com, greatrentals.com, homeaway.nl, homelidays.co.uk, homeaway.pt, homelidays.de, homeaway.fr, a1vacations.com and homeawayrealestate.com. comScore’s report did not include data for our remaining websites.

Adjusted EBITDA. We define this metric as net income (loss) plus depreciation, amortization of intangible assets; interest expense, net; income tax (expense) benefit; stock-based compensation expense, all net of any foreign exchange income or expense. We believe that the use of Adjusted EBITDA is useful in evaluating our operating performance because it excludes certain non-cash expenses, including depreciation, amortization and stock-based compensation. See “Discussion Regarding Adjusted EBITDA and Free Cash Flow and Reconciliation to GAAP” below for a further discussion of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income.

For the three months ended September 30, 2011, Adjusted EBITDA was $21.6 million, or 35.4% of revenue. This compares to $15.9 million, or 35.5% of revenue, for the same period in 2010. For the nine months ended September 30, 2011, Adjusted EBITDA was $50.0 million, or 29.1% of revenue. This compares to $34.1 million, or 27.9% of revenue, for the same period in 2010. Adjusted EBITDA as a percentage of revenue increased in the nine month period ended September 30, 2011, as compared to the same period in 2010 as revenue growth outpaced increased expenses for the same period in 2010 primarily as a result of higher organic revenue growth in 2011 and as a result of our acquisitions of BedandBreakfast.com and AlugueTemporada.com in March 2010, Instant Software and Escapia in October 2010 and realholidays.com.au in April 2011.

Free Cash Flow. We view free cash flow as an additional measure of our operating performance. We define free cash flow as our cash provided by operating activities, adjusted for cash interest expense and income, and subtracting capital expenditures. For the three months ended September 30, 2011, our cash provided by operating activities was $17.0 million and capital expenditures were $3.1 million, resulting in free cash flow of $13.9 million. This compares to $10.8 million in cash provided by operating activities and $2.3 million in capital expenditures, resulting in free cash flow of $8.5 million for the same period in 2010. For the nine months ended September 30, 2011, our cash provided by operating activities was $57.5 million and capital expenditures were $8.9 million, resulting in free cash flow of $48.6 million. This compares to $44.7 million in cash provided by operating activities and capital expenditures of $6.2 million, resulting in free cash flow of $38.5 million for the same period in 2010. We experience seasonality in our listing business as a greater number of listing additions and renewals occur in the first half of each year as property owners and managers desire to advertise to travelers during this travel planning period, resulting in higher cash flows during that period since most listings are annual and fully paid at the time the listing is purchased or renewed. See “Discussion Regarding Adjusted EBITDA and Free Cash Flow and Reconciliation to GAAP” below for a further discussion of free cash flow and a reconciliation of free cash flow to cash flows from operating activities.

Paid Listings. In the first nine months of 2011, 86.6% of our revenue was derived from paid listings. We regularly track paid listings as a key revenue growth driver and to identify trends in our business and industry. We believe the number of paid listings is a key indicator of the growth of our marketplace and the vacation rental industry. As the number of paid listings increases, we believe that we will generate additional revenue while also expanding the value of the marketplace to travelers, thus increasing the likelihood that travelers will find a property that is suitable to their needs. We define a paid listing as a fee to list a property advertisement on one or more websites in our marketplace. A paid listing allows a property owner or manager to include a description of the property, along with location, pricing, availability, a specified number of photos and contact information. Most listings are sold on a subscription basis, and some listing packages may include listings on more than one of our websites. When purchased at the same time in one bundle, we count this as one paid listing. As of September 30, 2011, our global marketplace included more than 614,000 paid listings of vacation rentals. Including paid listings from BedandBreakfast.com, we had a total of 626,528 paid listings as of September 30, 2011. Paid listings increased 22.4% year-over-year and were consistent with the second quarter of 2011, reflecting the expected seasonality. It is possible that a specific property may be listed on more than one of our websites without indicating that the multiple listings refer to the same property. We have used various technologies to estimate the number of unique properties and are implementing systems and processes to identify the number of unique properties that comprise our paid listings, which we estimate was 531,000 as of September 30, 2011. We experience seasonality in our paid listings as described further below under the heading “Seasonality and Quarterly Results.”

Average Revenue per Listing. We believe that trends in revenue per listing are important to understanding the price sensitivity of our listings, the value we bring to owners and managers, and the overall health of our marketplace. We use trends in revenue per listing, as well as trends in paid listings, in order to formulate financial projections and make strategic business decisions. Increases in revenue per listing may increase our earnings or may be leveraged for future investment. Average revenue per listing for the three and nine months ended September 30, 2011 increased 6.7% and 8.2%, respectively as compared to the three and nine months ended September 30, 2010. We compute average revenue per listing as listing revenue divided by the average of paid listings at the beginning and end of the period, then annualizing the result. The price of listings varies by website and can include various additional fees associated with listing enhancements. The average revenue per listing may fluctuate based on the timing and nature of acquisitions, impacting the number of average paid listings for a given period; changes in our base pricing; uptake and timing of listing enhancements; changes in the pricing of enhancements; changes in brand mix; and the impact of foreign exchange rates on our listing revenue outside of the United States. Average revenue per listing for only those brands that we owned for each of the full comparative three and nine month periods ended September 30, 2010 and September 30, 2011, increased by 9.6% and 11.2% during the three and nine months ended September 30, 2011, as compared to the three and nine months ended September 30, 2010 due to higher base prices, additional listing enhancements, and changes in brand mix. The growth rate decreased in the three and nine months ended September 30, 2011 as compared to the three and nine months ended September 30, 2010 by 2.9% and 3.0%, respectively, primarily as a result of the acquisition of realholidays.com.au in Australia in April 2011. Foreign exchange rates positively impacted the average revenue per listing growth rate for both the three and nine month periods ended September 30, 2011, in each case, by less than 10%. The growth rate in annual revenue per listing may decrease in the future if owners and managers become dissatisfied with increases in our base prices or prices for listing enhancements or with the effectiveness of listing enhancements. The growth rate may also increase or decrease depending on our mix of revenue. Additionally, our average annual revenue per listing is impacted by fluctuations in foreign exchange rates. If we are not able to successfully increase our base prices or prices for listing enhancements, increase adoption of listing enhancements, or if foreign exchange rates decline, our average revenue per listing may suffer.

Renewal Rate. Renewal of paid listings is a key driver of revenue for our business. Also, we track renewal rate in order to understand and improve upon the satisfaction of our owners and managers and to help us more accurately estimate our future revenue and cash flows. Renewal rates vary among our websites and can fluctuate due to a variety of factors, including customer satisfaction, changes in our processes associated with renewal activity, such as the introduction of automatic renewal, and general market conditions. The renewal rate for our subscription listings at the end of any period is defined as the percentage of those paid listings that were active at the end of the period ended twelve months prior that are still active as of the end of the reported period. We do not include all brands in our calculation of renewal rate. Brands included in our calculation of renewal rate for 2010 were HomeAway.com, VRBO.com, VacationRentals.com, FeWo-Direkt.de, Holiday-Rentals.co.uk, OwnersDirect and Abritel. Homelidays.com was added to the calculation of renewal rate as of June 30, 2011, and Aluguatemporada.com.br was added to the calculation of renewal rate as of September 30, 2011. BedandBreakfast.com and realholidays.com.au remain excluded until we can further develop our database system. However, based on our review of other internal renewal rate data, we do not believe that the exclusion of this brand from the renewal rate calculation would materially impact the result. Customers’ satisfaction with our solutions is the primary driver of our renewal rate. We believe that property owners and managers measure their satisfaction with our websites based largely on the number of inquiries and rental bookings that they receive from travelers. When the underlying vacation properties are sold or taken off the market, the owner or manager has no further need for the listings, and this attrition is a natural and ongoing component of non-renewal of listings. In addition, some properties may not be appealing to travelers due to factors such as their location, condition or availability. For these properties, owners and managers may not generate sufficient interest and therefore may not renew their subscription listing. Our renewal rate for 2010 and the twelve months ended September 30, 2011, was 75.9% and 76.4%, respectively.

Visits to Websites. We view visits to websites as a key indicator of growth in our brand awareness among users and our ability to provide our property owners and managers with inquiries from travelers. Growth in visits to websites will be driven by our marketing strategies and has an indirect impact on our financial performance.

We use a variety of tools to measure visits to our websites. These tools include solutions from third parties such as Omniture, Google Analytics and eStat. We also use third-party published reports to measure our results against comparable companies. According to comScore’s Media Metrix Media Trend reports for the applicable time periods, visits to our websites increased annually by 35.4% and 21.9% in 2009 and 2010, respectively. The increase in 2010 is attributable to our overall global brand-building and marketing activities, such as spending on pay-per-click advertising, our broad reach marketing campaign and our ongoing search engine optimization, or SEO, activities. For the three and nine months ended September 30, 2011, according to comScore’s Media Metrix Media Trend report for the applicable periods, visits to our websites decreased by 1.3% and 5.3%, respectively, compared to the same periods in 2010. However, according to our internal measurements, visits to our websites have increased by 23.2% and 25.0% for the three and nine months ended September 30, 2011, compared to the three and nine months ended September 30, 2010. Historically, trends in our visits data reported by comScore have been consistent with trends reflected in our internal data, although the number of visits to our websites reported by comScore has been consistently lower than the number of visits according to our internal measures. However, according to our internal measurements, visits to our websites for each of the first, second and third quarters of 2011 show significantly higher growth trends than reported by comScore. As a result, we are reporting on both metrics. We are not aware of other material disparities between statistics measured internally and comparable third-party measurements. The increase reflected in our internal measurements is the result of the same factors that caused the increase in 2010, as well as the addition of BedandBreakfast.com and Aluguetemporada.com.br for a full nine months ended September 30, 2011 and the addition of realholidays.com.au for a full three months ended September 30, 2011.

Key Components of Our Results of Operations

Revenue

We derive most of our revenue from paid listings from our property owners and managers. Our customers generally pay for their listings at the beginning of the listing term, and revenue is recognized monthly over the term of the listing, which is generally one year. We offer pay-for-performance listings to professional managers, which represented 1.1% and 1.4% of our revenue in the three and nine months ended September 30, 2011, respectively. This offering is generally taken when a property manager has a marketing budget that is allocated over many managed properties. They can elect to list more properties and pay us each month for the number of inquiries that are generated.

To date, our primary source of new property listings has been through the use of search engines such as Google, where property owners and managers search to find vacation rental listings websites. In addition, word-of-mouth referrals, primarily from existing property owners and managers that have been successful in renting their vacation rentals or travelers who have been successful in finding a property to rent using our websites, are another source for new listings. We have an inside sales organization for professional managers.

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

Costs and Expenses

A large component of our costs and expenses is personnel costs. Personnel costs include salaries, benefits, bonuses and related expenses (including stock-based compensation). We grew from 781 employees at December 31, 2010 to 905 employees at September 30, 2011. We expect that personnel costs will be higher in absolute dollars in 2011 than in 2010 based on an expected increase in the number of employees in 2011.

Cost of Revenue. Cost of revenue consists of customer service personnel and web-hosting personnel costs, merchant fees charged by credit card processors, and costs associated with the hosting of our websites. Personnel costs include salaries, benefits and related expenses, and stock-based compensation. To the extent that the number of paid listings on our marketplace grows or as we introduce new products, we intend to invest additional resources in customer service systems and personnel. Our customer service personnel help our property owners and managers use our websites to list their properties, answer their questions, and perform listing reviews and other processes as a part of our efforts to ensure trust and security. Our merchant fees are based on a contractual rate per transaction and will increase in absolute dollars as sales of listings increase, but we expect them to remain relatively constant and commensurate with 2010 levels, as a percentage of revenue. In general, as we add more features and functionality to our websites and increase the number of travelers accessing the websites, we must increase our spending on hardware and software required for hosting, but we expect such spending to remain at 2010 levels as a percentage of revenue.

We view the operation of our websites as a foundation upon which different revenue streams are generated. Cost of revenue as described above, which includes the cost of customer service personnel, web hosting and merchant fees, directly supports our listing revenue, which was 13.8% of total revenue in both the three months ended September 30, 2011 and 2010, and was 14.9% of total revenue in both the nine months ended September 30, 2011 and 2010. These same expenses support the overall operation of our websites and therefore our other revenue. There are no other material distinct costs of revenue for any period presented. The reporting of cost of revenue as one category in our consolidated financial statements is consistent with the manner in which we manage our business.

Product Development. Product development expenses consist primarily of personnel costs, third-party contracting and consulting fees associated with our research and development of new services, expenses associated with improvements to, and maintenance of, existing services, and depreciation. We have historically focused our product development efforts on increasing the functionality and enhancing the ease of use of our websites, both for property owners and managers and for travelers. We intend to significantly increase our technology and product resources by hiring additional personnel in future periods as we develop new features and products. We increased headcount in product development by 43.1% to 206 employees as of September 30, 2011 as compared to ending headcount as of September 30, 2010. We expect these additional investments to cause our product development expenses, including compensation and non-cash stock compensation expenses, to increase in absolute dollars and as a percentage of revenue in future periods.

Sales and Marketing. Sales and marketing expenses consist primarily of amounts paid for pay-per-click, or PPC, online advertising, broad reach advertising, personnel costs for our marketing, search engine optimization, or SEO, sales and marketing staff, and consulting and other services firms fees, expenses associated with email marketing programs, and public relations expenses and depreciation. We utilize PPC advertising primarily to increase the number of travelers to our websites who are seeking properties in specific geographical areas in order to increase the number of inquiries regarding vacation rentals. Our sales and marketing team also focuses on increasing the placement of our websites in search rankings on Google, Bing and other search engines, which results in owner, manager and traveler acquisition at relatively little incremental expense. We intend to significantly increase our marketing efforts to support our new products, increase the traffic to our websites and increase overall brand awareness. We expect our sales and marketing expenses to increase in absolute dollars in future periods but to remain relatively stable as a percentage of revenue.

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

Depreciation

Property and equipment, office tenant improvements and software licenses are recorded at cost and are depreciated using the straight-line method over their estimated useful lives. Equipment and computer hardware are depreciated over three years and furniture and fixtures over five to ten years. Leasehold improvements are recorded at cost and amortized over the shorter of the term of the related lease or the estimated life of the leasehold improvement. Software licenses are depreciated over three years. We allocate depreciation to expense categories based on the relative number of employees in each category. Based on our current estimated level of capital expenditures, we expect our depreciation expense to increase in absolute dollars and as a percentage of revenue in the coming year.

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

Historically, we have generated most of our current taxable income outside of the United States. In 2011, we expect to pay corporate income taxes associated with our operations in several states within the United States as well as in France, the United Kingdom, Germany and Brazil. We will continue to expand our business outside of the United States, in which case, we will become subject to further taxation based on foreign statutory tax rates in those jurisdictions where we operate, and our effective tax rate may fluctuate as a result. In the United States, we have a net operating loss carryforward, or NOL, which increases our cash flows but does not affect tax expense.

During the second and third quarters of 2011, we began implementing a restructuring that involves transferring key intellectual property from our existing businesses in Europe and the United States to our new European headquarters in Geneva, Switzerland. Our Swiss and U.S. subsidiaries also entered into an agreement to share the costs of website development going forward. The impact of these transfers and the start-up period in Switzerland have negatively impacted tax expense in 2011; however, we expect tax savings in future periods as a result of the restructuring.

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

Recent Accounting Pronouncements

In 2011, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance that amends some fair value measurement principles and disclosure requirements. The new guidance states that the concepts of highest and best use and valuation premise are only relevant when measuring the fair value of nonfinancial assets and prohibits the grouping of financial instruments for purposes of determining their fair values when the unit of account is specified in other guidance. We will adopt this accounting standard upon its effective date for periods beginning on or after December 15, 2011, and do not anticipate that this adoption will have a significant impact on our financial position or results of operations.

In 2011, the FASB issued new disclosure guidance related to the presentation of the Statement of Comprehensive Income. This guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity and requires presentation of reclassification adjustments on the face of the income statement. We will adopt this accounting standard upon its effective date for periods beginning on or after December 15, 2011, and do not anticipate that this adoption will have a significant impact on our financial position or results of operations.

In 2011, the FASB issued new accounting guidance that simplifies goodwill impairment tests. The new guidance states that a “qualitative” assessment may be performed to determine whether further impairment testing is necessary. The guidance is effective for periods beginning on or after December 15, 2011; however, early adoption is permitted. We intend to adopt the FASB’s guidance early in the fiscal fourth quarter of 2011, and do not anticipate that this adoption will have a significant impact on our financial position or results of operations.

Results of Operations

The following table presents our operating results and our operating results as a percentage of revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue:
Listing	$52,499	$40,640	$148,667	$112,551
Other	8,621	4,009	23,101	9,849

Total revenue	61,120	44,649	171,768	122,400
Costs and expenses:
Cost of revenue (exclusive of amortization shown separately below)	8,439	6,166	25,548	18,204
Product development	8,650	4,532	24,089	12,730
Sales and marketing	17,851	12,404	61,129	42,203
General and administrative	12,700	10,487	34,386	29,173
Amortization expense	3,053	2,526	8,853	7,241

Total costs and expenses	50,693	36,115	154,005	109,551

Operating income	10,427	8,534	17,763	12,849
Other income (expense):
Interest expense	—	(21)	—	(22)
Interest income	124	42	240	159
Other income (expense)	(1,746)	586	(2,135)	(2,498)

Total other income (expense)	(1,622)	607	(1,895)	(2,361)

Income before income taxes	8,805	9,141	15,868	10,488
Income tax (expense) benefit	(6,072)	(4,640)	(9,434)	8,076

Net income	2,733	4,501	6,434	18,564
Cumulative preferred stock dividends and discount accretion	(6,794)	(8,855)	(24,678)	(26,287)

Net loss attributable to common stockholders	$(4,061)	$(4,354)	$(18,244)	$(7,723)

Net loss per share attributable to common stockholders:
Basic and diluted	$(0.05)	$(0.11)	$(0.35)	$(0.20)

Weighted average number of shares outstanding
Basic and diluted	78,528	38,423	52,386	37,970

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Consolidated Statements of Operations as a Percentage of Revenue:
Revenue:
Listing	85.9%	91.0%	86.6%	92.0%
Other	14.1	9.0	13.4	8.0

Total revenue	100.0	100.0	100.0	100.0
Costs and expenses:
Cost of revenue (exclusive of amortization shown separately below)	13.8	13.8	14.9	14.9
Product development	14.2	10.2	14.0	10.4
Sales and marketing	29.2	27.8	35.6	34.5
General and administrative	20.8	23.5	20.0	23.8
Amortization expense	5.0	5.7	5.2	5.9

Total costs and expenses	82.9	80.9	89.7	89.5
Operating income	17.1	19.1	10.3	10.5
Other income (expense):
Interest expense	—	—	—	—
Interest income	0.2	0.1	0.1	0.1
Other income (expense)	(2.9)	1.3	(1.2)	(2.0)

Total other income (expense)	(2.7)	1.4	(1.1)	(1.9)

Income before income taxes	14.4	20.5	9.2	8.6
Income tax (expense) benefit	(9.9)	(10.4)	(5.5)	6.6

Net income	4.5%	10.1%	3.7%	15.2%

Comparison of the Three Months and Nine Months Ended September 30, 2011 and 2010

Revenue

	Three Months Ended September 30,
	2011		2010		Change
Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Listings	$52,499	85.9%	$40,640	91.0%	$11,859	29.2%
Other	8,621	14.1	4,009	9.0	4,612	115.0

Total	$61,120	100.0%	$44,649	100.0%	$16,471	36.9%

United States	$36,413	59.6%	$27,225	61.0%	$9,188	33.7%
International	24,707	40.4	17,424	39.0	7,283	41.8

Total	$61,120	100.0%	$44,649	100.0%	$16,471	36.9%

	Nine Months Ended September 30,
	2011		2010		Change
Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Listings	$148,667	86.6%	$112,551	92.0%	$36,116	32.1%
Other	23,101	13.4	9,849	8.0	13,252	134.6

Total	$171,768	100.0%	$122,400	100.0%	$49,368	40.3%

	Nine Months Ended September 30,
	2011		2010		Change
Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
United States	$102,341	59.6%	$73,996	60.5%	$28,345	38.3%
International	69,427	40.4	48,404	39.5	21,023	43.4

Total	$171,768	100.0%	$122,400	100.0%	$49,368	40.3%

For the Three Months Ended September 30, 2011

Revenue was $61.1 million in the three months ended September 30, 2011, compared to $44.6 million in the three months ended September 30, 2010, an increase of $16.5 million, or 36.9%. Our U.S. revenue was $36.4 million, or 59.6% of our total revenue during the third quarter, compared to $27.2 million, or 61.0% of our total revenue in the same quarter during 2010.

Our listing business revenue increased by $11.9 million in the three months ended September 30, 2011, compared to the three months ended September 30, 2010, primarily due to an increased number of new listings and an increase in revenue per listing. Paid listings increased from 511,667 at September 30, 2010, to 626,528 at September 30, 2011, an increase of 22.4%. Our average annual revenue per listing was $335 for the three months ended September 30, 2011, compared to $314 for the three months ended September 30, 2010, an increase of $21, or 6.7%. In addition, we recognized three months of revenue from realholidays.com.au, the Australian business we acquired in April 2011, in the three months ended September 30, 2011, contributing $0.3 million to the increase in listing revenue.

With respect to other revenue, software licensing and maintenance as well as other software-related revenue increased by $2.8 million in the three months ended September 30, 2011 compared to the three months ended September 30, 2010, primarily as a result of the acquisitions of the Instant Software and Escapia businesses, which were completed in the fourth quarter of 2010 and therefore were not part our product offerings in the three months ended September 30, 2010. Advertising revenue increased by $706,000 in the three months ended September 30, 2011 compared to the three months ended September 30, 2010, due to improved economic conditions for online advertising in 2011, as well as changes made to our websites to better serve advertisers. Revenue from our owner reservation tool and the related merchant bank credit card royalties increased by $634,000 in the three months ended September 30, 2011 compared to the three months ended September 30, 2010. We no longer offer a vacation booking service, which was part of a pilot program in 2010, and therefore revenue in this area was lower by $64,000. The balance of the increased revenue was generated from products focused on travelers, such as trip insurance and the Carefree Rental Guarantee, which generated increased revenues of $552,000 in the three months ended September 30, 2011, compared to the same period in 2010.

For the Nine Months Ended September 30, 2011

Revenue was $171.8 million in the nine months ended September 30, 2011, compared to $122.4 million in the nine months ended September 30, 2010, an increase of $49.4 million, or 40.3%. Our U.S. revenue was $102.3 million or 59.6% of our total revenue during the first three quarters of the year, compared to $74.0 million, or 60.5% of our total revenue in the same period during 2010.

Our listing business revenue increased by $36.1 million in the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010, primarily due to an increased number of new listings and an increase in revenue per listing. Paid listings increased from 511,667 at September 30, 2010, to 626,528 at September 30, 2011, an increase of 22.4%. Our average annual revenue per listing was $344 for the nine months ended September 30, 2011, compared to $318 for the nine months ended September 30, 2010, an increase of $26, or 8.2%. In addition, we recognized six months of revenue from realholidays.com.au, the Australian business we acquired in April 2011, in the nine months ended September 30, 2011, contributing $0.6 million to the increase in listing revenue.

With respect to other revenue, software licensing and maintenance as well as other software-related revenue increased by $7.3 million in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010, primarily as a result of the acquisitions of the Instant Software and Escapia businesses, which were completed in the fourth quarter of 2010 and therefore were not part our product offerings in the nine months ended September 30, 2010. Advertising revenue increased by $2.1 million in the nine months ended September 30, 2011 compared to the nine months ended

September 30, 2010, due to improved economic conditions for online advertising in 2011, as well as changes made to our websites to better serve advertisers. Revenue from our owner reservation tool and the related merchant bank credit card royalties increased by $2.0 million in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. We no longer offer a vacation booking service, which was part of a pilot program in 2010, and therefore revenue in this area was lower by $340,000. The balance of the increased revenue was generated from products focused on travelers, such as trip insurance and the Carefree Rental Guarantee, which generated increased revenues of $1.5 million in the nine months ended September 30, 2011, compared to the same period in 2010.

Cost of Revenue

	Three Months Ended September 30,
	2011		2010		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Cost of revenue	$8,439	13.8%	$6,166	13.8%	$2,273	36.9%

	Nine Months Ended September 30,
	2011		2010		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Cost of revenue	$25,548	14.9%	$18,204	14.9%	$7,344	40.3%

For the Three Months Ended September 30, 2011

Cost of revenue was $8.4 million in the three months ended September 30, 2011, compared to $6.2 million in the three months ended September 30, 2010, an increase of $2.3 million, or 36.9%. The majority, or 50.4%, of the increase was due to a $1.1 million increase in salaries, benefits, bonuses and related expenses (including non-cash stock compensation) for our customer service and web-hosting personnel. At September 30, 2011, we had 63 additional customer support personnel and 5 additional personnel to support our web-hosting operations compared to the number of our customer service and web-hosting personnel at September 30, 2010. With increased customer service employees, as well as increased investment in hosting equipment, we incurred $579,000 in additional expense for facilities and depreciation. Merchant fees are generally incurred as a percentage of credit card receipts and increased by $312,000, increasing slightly below revenue growth on a percentage basis. Expenses associated with web hosting increased by $213,000 as we added more computing capacity for increased growth in visits to our websites. Other significant increases included $81,000 related to an increased number of software licenses and maintenance for our corporate systems. We expect our cost of revenue to increase on an absolute basis but stay relatively steady as a percentage of total revenue.

For the Nine Months Ended September 30, 2011

Cost of revenue was $25.5 million in the nine months ended September 30, 2011, compared to $18.2 million in the nine months ended September 30, 2010, an increase of $7.3 million, or 40.3%. A large part of the increase was due to a $3.9 million increase in salaries, benefits, bonuses and related expenses (including non-cash stock compensation) for our customer service and web-hosting personnel. Consistent with the increase in cost of revenue for the three months ended September 30, 2011, at September 30, 2011 we had 63 additional customer support personnel and five additional personnel to support our web-hosting operations compared to the number of our customer service and web-hosting personnel at September 30, 2010. With increased customer service employees, as well as increased investment in hosting equipment, we incurred $1.5 million in additional expense for facilities and depreciation. Merchant fees are generally incurred as a percentage of credit card receipts and increased by $906,000, increasing slightly below revenue growth on a percentage basis. Expenses associated with web hosting increased by $560,000 as we added more computing capacity for increased growth in visits to our websites. Other significant increases included $345,000 related to an increased number of software licenses and maintenance for our corporate systems.

Product Development

	Three Months Ended September 30,
	2011		2010		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Product development	$8,650	14.2%	$4,532	10.2%	$4,118	90.9%
Capitalized software development costs	1,187	1.9	923	2.1	264	28.6

Total product and technology costs expensed and capitalized	$9,837	16.1%	$5,455	12.2%	$4,382	80.3%

	Nine Months Ended September 30,
	2011		2010		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Product development	$24,089	14.0%	$12,730	10.4%	$11,359	89.2%
Capitalized software development costs	3,532	2.1	2,529	2.1	1,003	39.7

Total product and technology costs expensed and capitalized	$27,621	16.1%	$15,259	12.5%	$12,362	81.0%

For the Three Months Ended September 30, 2011

Product development expense was $8.7 million in the three months ended September 30, 2011, compared to $4.5 million in the three months ended September 30, 2010, an increase of $4.1 million, or 90.9%. A large part of the increase was due to a $3.4 million increase in salaries, benefits, bonuses and related expenses (including non-cash stock compensation), offset by an increase in capitalized software costs of $264,000. At September 30, 2011, we had 62 additional employees in product development compared to September 30, 2010. Overall increases in headcount also drove higher facilities and depreciation expense of $511,000 in the three months ended September 30, 2011. Contracting expense increased $354,000 in the three months ended September 30, 2011, compared to the three months ended September 30, 2010, due to increased use of outsourced technology resources. We expect our product development expenses to increase both on an absolute basis and as a percentage of revenue.

For the Nine Months Ended September 30, 2011

Product development expense was $24.1 million in the nine months ended September 30, 2011, compared to $12.7 million in the nine months ended September 30, 2010, an increase of $11.4 million, or 89.2%. A large part of the increase was due to a $9.1 million increase in salaries, benefits, bonuses and related expenses (including non-cash stock compensation), offset by an increase in capitalized software costs of $1.0 million. Consistent with the increase in product development expenses for the three months ended September 30, 2011, at September 30, 2011 we had 62 additional employees in product development compared to September 30, 2010. Contracting expense increased $1.2 in the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010, due to increased use of outsourced technology resources. Overall increases in headcount also drove higher facilities and depreciation expense of $1.4 in the nine months ended September 30, 2011.

Sales and Marketing

	Three Months Ended September 30,
	2011		2010		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Sales and marketing	$17,851	29.2%	$12,404	27.8%	$5,447	43.9%

	Nine Months Ended September 30,
	2011		2010		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Sales and marketing	$61,129	35.6%	$42,203	34.5%	$18,926	44.8%

For the Three Months Ended September 30, 2011

Sales and marketing expense was $17.9 million in the three months ended September 30, 2011, compared to $12.4 million in the three months ended September 30, 2010, an increase of $5.4 million, or 43.9%. Salaries, benefits, bonuses and related expenses (including non-cash stock compensation) increased $4.7 million in the three months ended September 30, 2011, due primarily to an increase in the number of our employees. At September 30, 2011, we had 107 additional employees in sales and marketing compared to September 30, 2010. As part of the increase, beginning in 2011, 27 existing general and administrative employees were redeployed into new roles within our sales and marketing organization to continue our focus on the growth of our business. During the three months ended September 30, 2011, the related compensation costs were captured in sales and marketing, accounting for $2.2 million of the total increase of $4.7 million of compensation-related expenses during the period.

In the three months ended September 30, 2011, direct marketing expenses decreased by $413,000 due to lower expenses associated with print and television advertising and email campaigns.

Facilities and depreciation expenses allocated to sales and marketing increased by $815,000 and contracting and travel expenses increased by $317,000. On an annual basis, we expect sales and marketing expenses to increase on an absolute basis and continue to remain relatively consistent as a percentage of revenue. The expense quarter-to-quarter may fluctuate due to the timing of media campaigns.

For the Nine Months Ended September 30, 2011

Sales and marketing expense was $61.1 million in the nine months ended September 30, 2011, compared to $42.2 million in the nine months ended September 30, 2010, an increase of $18.9 million, or 44.8%. Salaries, benefits, bonuses and related expenses (including non-cash stock compensation) increased $13.8 million in the nine months ended September 30, 2011, due primarily to an increase in the number of our employees. Consistent with the increase in sales and marketing expenses for the three months ended September 30, 2011, at September 30, 2011 we had 107 additional employees in sales and marketing compared to September 30, 2010, including 27 existing general and administrative employees that were redeployed in 2011 into new roles within our sales and marketing organization to continue our focus on the growth of our business. During the nine months ended September 30, 2011, the related compensation costs were captured in sales and marketing, accounting for $5.8 million of the total increase of $13.8 million of compensation-related expenses during the period.

In the nine months ended September 30, 2011, marketing expenses increased by $1.0 million due to higher expenses associated with pay-per-click and affiliates advertising to support the growth of the overall business.

Facilities and depreciation expenses allocated to sales and marketing increased by $2.2 million and contracting and travel expenses increased by $1.4 million.

General and Administrative

	Three Months Ended September 30,
	2011		2010		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
General and administrative	$12,700	20.8%	$10,487	23.5%	$2,213	21.1%

	Nine Months Ended September 30,
	2011		2010		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
General and administrative	$34,386	20.0%	$29,173	23.8%	$5,213	17.9%

For the Three Months Ended September 30, 2011

General and administrative expense was $12.7 million in the three months ended September 30, 2011, compared to $10.5 million in the three months ended September 30, 2010, an increase of $2.2 million, or 21.1%. Salaries, benefits, bonuses and related expenses (including non-cash stock compensation) increased by $1.2 million in the three months ended September 30, 2011, compared to the three months ended September 30, 2010. At September 30, 2011, we had no additional employees and executives in operations, finance, human resources, and legal compared to September 30, 2010. The increase in compensation-related expenses of $1.2 million is net of a decrease of $2.2 million in compensation-related expenses due to the centralization of administrative functions as part of our integration efforts and the redeployment of employees into the sales and marketing organization, resulting in these expenses being recognized within sales and marketing rather than in general and administrative in the current period.

Consulting, professional fees and contracting increased $387,000 in the three months ended September 30, 2011, due to increased legal, accounting and consulting services subsequent to our initial public offering. In addition, other operating tax expenses increased by $419,000, and we incurred $103,000 in bad debt expense during the three months ended September 30, 2011 as compared to no expense for bad debt in the comparable prior year period. The balance of the increased expenses was due to equipment and subscription and maintenance expenses. We expect general and administrative expenses to increase on an absolute basis but continue to represent the same or a slightly lower percentage of revenue.

For the Nine Months Ended September 30, 2011

General and administrative expense was $34.4 million in the nine months ended September 30, 2011, compared to $29.2 million in the nine months ended September 30, 2010, an increase of $5.2 million, or 17.9%. Salaries, benefits, bonuses and related expenses (including non-cash stock compensation) increased by $2.0 million in the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010. Consistent with the increase in general and administrative expenses for the three months ended September 30, 2011, at September 30, 2011 we had no additional employees and executives in operations, finance, human resources, and legal compared to September 30, 2010. The increase in compensation-related expenses of $2.0 million is net of a decrease of $5.8 million in compensation-related expenses due to the centralization of administrative functions as part of our integration efforts and the redeployment of employees into the sales and marketing organization, resulting in these expenses being recognized within sales and marketing rather than general and administrative in the current period.

Consulting, professional fees and contracting increased $2.5 million in the nine months ended September 30, 2011, due to increased legal, accounting and consulting associated with the integration of our late 2010 acquisitions and the closing and integration of our 2011 acquisitions, preparation of the business for and completion of our initial public offering and the investigation of potential new strategic transactions. Additionally, during the nine months ended September 30, 2011 we incurred $372,000 in bad debt expense relating primarily to our on-account internet display advertising and uncollectible amounts related to online reservations made through our professional software for bed and breakfasts. We did not incur any bad debt expense in the comparable prior year period. The balance of the increased expenses was due to an increase in equipment expense of $641,000, and subscription and maintenance expenses of $375,000.

Amortization

	Three Months Ended September 30,
	2011		2010		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Amortization expense	$3,053	5.0%	$2,526	5.7%	$527	20.9%

	Nine Months Ended September 30,
	2011		2010		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Amortization expense	$8,853	5.2%	$7,241	5.9%	$1,612	22.3%

For the Three Months Ended September 30, 2011

Amortization expense was $3.1 million in the three months ended September 30, 2011, compared to $2.5 million in the three months ended September 30, 2010, an increase of $0.5 million, or 20.9%.

Amortization expense increased by $595,000 in the three months ended September 30, 2011 due to the addition of identifiable intangible assets from our four acquisitions in 2010 and our two acquisitions in 2011. Also contributing to the increase are foreign exchange rate fluctuations on our intangibles assets held in local currencies in France, Germany, the United Kingdom, Australia and Brazil. These increases were partially offset by a decrease in our amortization expense resulting from the expiration of identifiable intangible assets from prior acquisitions of $114,000.

For the Nine Months Ended September 30, 2011

Amortization expense was $8.9 million in the nine months ended September 30, 2011, compared to $7.2 million in the nine months ended September 30, 2010, an increase of $1.6 million, or 22.3%.

Amortization expense increased by $1.9 million in the nine months ended September 30, 2011 due to the addition of identifiable intangible assets from our four acquisitions in 2010 and our two acquisitions in 2011. Also contributing to the increase are foreign exchange rate fluctuations on our intangibles assets held in local currencies in France, Germany, the United Kingdom, Australia and Brazil. These increases were partially offset primarily by a decrease in our amortization expense resulting from the expiration of identifiable intangible assets from prior acquisitions of $417,000.

Other Income (Expense)

	Three Months Ended September 30,
	2011		2010		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Other income (expense)	$(1,622)	(2.7)%	$607	1.4%	$(2,229)	(367.2)%

	Nine Months Ended September 30,
	2011		2010		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Other income (expense)	$(1,895)	(1.1)%	$(2,361)	(1.9)%	$466	(19.7)%

For the Three Months Ended September 30, 2011

We recorded $582,000 in gains from foreign currency denominated transactions for the three months ended September 30, 2010. We have engaged in forward contracts to offset foreign currency impact on certain of our intercompany loans during the three months ended September 30, 2011, which resulted in $1.7 million in losses from foreign currency denominated transactions for the three months ended September 30, 2011. Interest income was $124,000 for the three months ended September 30, 2011, compared to $42,000 in the three months ended September 30, 2010 as a result of increased cash balances on hand.

For the Nine Months Ended September 30, 2011

We recorded $2.5 million in losses from foreign currency denominated transactions for the nine months ended September 30, 2010. We have engaged in forward contracts to offset foreign currency impact on certain of our intercompany loans during the nine months ended September 30, 2011, which resulted in $2.2 million in losses from foreign currency denominated transactions for the nine months ended September 30, 2011. Interest income was $240,000 for the nine months ended September 30, 2011, compared to $159,000 in the nine months ended September 30, 2010 as a result of increased cash balances on hand.

Income Taxes

	Three Months Ended September 30,
	2011		2010		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Income tax (expense) benefit	$(6,072)	(9.9)%	$(4,640)	(10.4)%	$(1,432)	30.9%

	Nine Months Ended September 30,
	2011		2010		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Income tax (expense) benefit	$(9,434)	(5.5)%	$8,076	6.6%	$(17,510)	(216.8)%

For the Three Months Ended September 30, 2011

Our income tax expense was $6.1 million for the three months ended September 30, 2011, compared to $4.6 million for the three months ended September 30, 2010. The expense in the three months ended September 30, 2011 is primarily due to tax expense of $5.7 million determined using our estimated annual effective tax rate of 65.1%. The estimated annual effective tax rate at September 30, 2011 differed from the statutory rate primarily due to non-deductible stock-based compensation charges and the effect of different statutory rates in foreign jurisdictions. The expense in the three months ended September 30, 2010 was due to tax expense of $4.7 million determined using an estimated annual effective tax rate of 50.8%. The estimated annual effective tax rate at September 30, 2010 differed from the statutory rate primarily due to non-deductible stock based-compensation.

For the Nine Months Ended September 30, 2011

Our income tax expense was $9.4 million for the nine months ended September 30, 2011, compared to a benefit of $8.1 million for the nine months ended September 30, 2010. The expense in the nine months ended September 30, 2011 is primarily due to tax expense of $10.3 million determined using our estimated annual effective tax rate of 65.1%, offset by the release in the period ended March 31, 2011 of reserves for uncertain tax positions for completed audits of two of our foreign subsidiaries of $1.3 million. The estimated annual effective tax rate at September 30, 2011 differed from the statutory rate primarily due to non-deductible stock-based compensation charges and the effect of different statutory rates in foreign jurisdictions. The benefit in the nine months ended September 30, 2010 was due to tax expense of $5.2 million determined using an estimated annual effective tax rate of 50.0%, offset by a one-time benefit of $13.4 million due to the release in the period ended September 30, 2010 of the valuation allowance against U.S. federal and state deferred tax assets. The estimated annual effective tax rate at September 30, 2010 differed from the statutory rate primarily due to non-deductible stock based-compensation.

Seasonality and Quarterly Results

Our operating results may fluctuate for a variety of reasons, including seasonal factors and economic cycles that influence the vacation travel market. Property owners and managers tend to buy listings and listing enhancements when travelers are most likely to make vacation plans. The timing depends on whether travelers are taking a winter or summer vacation and may depend on the country. Historically, we have experienced the highest level of new and renewed listings in the first quarter of the year, which is typically when travelers are making plans for summer vacations in the United States and Europe. The lowest level of new listings and renewals occurs in the third quarter. By the fourth quarter, we see property owners and managers of winter vacation destinations list and renew in time to meet the needs of travelers planning those trips. Other vacation areas outside of the United States and Europe, such as Brazil, also have seasonality, but the seasonality may not be reflected in the same quarters.

In 2010 and 2011, we saw a decrease in paid listings during the third quarter as compared to the second quarter. This decrease in paid listings is driven in part by a large number of listings which are taken off our websites in France in the third quarter of each year due to the seasonal nature of the products sold. Excluding the French sites, total ending paid listings would have increased by 2% and 3% sequentially from June 30 to September 30 in 2010 and 2011, respectively. In 2011, we saw paid listings remain flat during the third quarter as compared to the second quarter, partially as a result of the migration of our French sites on to our common technology platform.

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

Discussion Regarding Adjusted EBITDA and Free Cash Flow and Reconciliation to GAAP

We define Adjusted EBITDA as net income (loss) plus depreciation, amortization of intangible assets; interest expense, net; income tax expense (benefit); stock-based compensation expense, all net of any foreign exchange income or expense.

The following table presents a reconciliation of net income to Adjusted EBITDA (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income	$2,733	$4,501	$6,434	$18,564
Add:
Depreciation and amortization	5,264	4,013	15,073	11,523
Stock-based compensation	5,964	3,302	17,179	9,725
Interest expense	—	21	—	22
Interest income	(124)	(42)	(240)	(159)
Foreign exchange expense (income)	1,725	(582)	2,160	2,531
Income tax expense (benefit)	6,072	4,640	9,434	(8,076)

Adjusted EBITDA	$21,634	$15,853	$50,040	$34,130

We define free cash flow as our cash provided by operating activities, adjusted for cash interest expense and income, and subtracting capital expenditures. For the purpose of calculating free cash flow, we consider purchases of property, equipment, tenant improvements for our offices, and software licenses (including costs associated with internally developed software) as capital expenditures.

The following table presents a summary of cash flows and a reconciliation of cash flows from operating activities to free cash flows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Cash provided by operating activities	$17,004	$10,790	$57,471	$44,655
Cash paid for interest	—	—	—	—
Capital expenditures	(3,119)	(2,324)	(8,904)	(6,148)

Free cash flow	$13,885	$8,466	$48,567	$38,507

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

Adjusted EBITDA and free cash flow should not be reviewed in isolation. You should consider them in addition to, and not as substitutes for, measures of our financial performance reported in accordance with GAAP. Our Adjusted EBITDA or free cash flow may not be comparable to similarly titled measures of other companies and because other companies may not calculate such measures in the same manner as we do. Adjusted EBITDA and free cash flow have limitations as analytical tools. As an example, although depreciation and amortization are non-cash charges, the assets being depreciated or amortized will often need to be replaced in the future, and Adjusted EBITDA and free cash flow do not reflect any cash requirements for these replacements. In addition, neither of these measures reflects future requirements for contractual obligations.

Further limitations of Adjusted EBITDA include:

•	this measure does not reflect changes in working capital;

•	this measure does not reflect interest income or interest expense; and

•	this measure does not reflect cash requirements for income taxes.

Supplemental Financial Information

The following tables present stock-based compensation and depreciation included in the respective line items in our Consolidated Statements of Operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Stock-based compensation:
Cost of revenue	$425	$190	$1,314	$593
Product development	1,292	531	3,628	1,738
Sales and marketing	1,361	384	4,542	1,203
General and administrative	2,886	2,197	7,695	6,191

Total	$5,964	$3,302	$17,179	$9,725

Depreciation:
Cost of revenue	$696	$508	$1,998	$1,498
Product development	510	323	1,392	872

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Sales and marketing	721	399	2,049	1,182
General and administrative	284	257	781	730

Total	$2,211	$1,487	$6,220	$4,282

Liquidity and Capital Resources

From our incorporation in 2004 until September 30, 2011, we financed our operations and acquisitions primarily through private placements of our capital stock and bank borrowings, which have been fully repaid, and from cash flows from operations. As of September 30, 2011, our cash, cash equivalents and short-term investments totaled $172.1 million, compared to $77.5 million at December 31, 2010. Cash and short-term investments at September 30, 2011 include the net cash received from our initial public offering, which was completed on July 5, 2011.

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2011	2010
	(in thousands)
Consolidated Statements of Cash Flow Data:
Net cash provided by operating activities	$57,471	$44,655
Net cash used in investing activities	(3,933)	(59,807)
Net cash provided by (used in) financing activities	52,194	(6,288)
Effect of exchange rate changes on cash	(1,186)	(988)

Net increase (decrease) in cash and cash equivalents	104,546	(22,428)
Cash and cash equivalents at beginning of period	65,697	92,425

Cash and cash equivalents at end of period	$170,243	$69,997

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $57.5 million in the nine months ended September 30, 2011 compared to $44.7 million in the comparable prior year period, representing an increase of $12.8 million, or 28.7%.

A key driver of our cash from operations is the upfront collection of fees for new and renewed listing subscriptions. In the nine months ended September 30, 2011, cash was generated primarily through an increase in new and renewed listing subscriptions, resulting in higher upfront collection of listing fees and increased deferred revenue of $16.0 million for the period. During the nine months ended September 30, 2011, we generated net income of $6.4 million. Included in our net income was depreciation expense of $6.2 million, amortization expense of $8.9 million, non-cash stock compensation expense of $17.2 million and a non-cash income tax expense of $6.8 million. Net income, excluding these non-cash reductions, contributed $45.4 million to cash provided by operating activities during the nine months ended September 30, 2011.

In the nine months ended September 30, 2010, cash was generated primarily through new and renewed listing subscriptions, resulting in higher upfront collection of listing fees and increased deferred revenue of $16.9 million for the period. During the nine months ended September 30, 2010, we generated net income of $18.6 million. Included in our net income was depreciation expense of $4.3 million, amortization expense of $7.2 million, non-cash stock compensation expense of $9.7 million and a non-cash income tax benefit of $8.8 million. Net income, excluding these non-cash reductions, contributed $31.0 million to cash provided by operating activities during the nine months ended September 30, 2010.

The growth in our number of paid listings, the impact of other revenue and expenses, the timing and amount of future working capital changes and tax payments will affect the future amount of cash used in or provided by operating activities.

Net Cash Used in Investing Activities

Net cash used in investing activities was $3.9 million in the nine months ended September 30, 2011 compared to $59.8 million in the comparable period in the prior year, representing a decrease of $55.9 million. Our investing activities reflect acquisitions we have made as well as capital expenditures and changes in our short-term investments. We may have acquisitions in the future that could have a material impact on our cash flows and operations.

During the nine months ended September 30, 2011 we invested $4.7 million, net of cash acquired, for the acquisitions of realholidays.com.au and Second Porch, Inc. Capital expenditures were $8.9 million and included $3.5 million in capitalized software development costs. Proceeds received from the sale of short-term investments during the nine months ended September 30, 2011 were $10.0 million.

During the nine months ended September 30, 2010 we invested $36.6 million, net of cash acquired, for the acquisitions of BedandBreakfast.com and AlugueTemporada.com. Capital expenditures were $6.2 million and included $2.5 million in capitalized software development costs. Purchases of short-term investments, net of proceeds received from the sale of short-term investments during the nine months ended September 30, 2010 resulted in $16.6 million of cash used during the period.

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

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $52.2 million in the nine months ended September 30, 2011 compared to net cash used in financing activities of $6.3 million in the comparable prior year period, representing an increase of $58.5 million, or 930.1%.

Cash provided by financing activities in the nine month period ended September 30, 2011 was comprised of $146.3 million of proceeds we received from the sale of shares of our common stock by us in our initial public offering, net of underwriting discount and offering expenses. We did not receive any proceeds from the sale of shares by the selling stockholders in our initial public offering. With the proceeds of the offering, we redeemed our outstanding shares of Series A and B preferred stock, for $55.8 million and $9.2 million, respectively, as well as paid in full all accrued but unpaid dividends on our outstanding shares of Series C preferred stock, which totaled $32.9 million.

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

Contractual Obligations and Commitments

The majority of our property owners and managers pay for their listings by credit card because it simplifies and expedites the payment process and is a relatively secure form of payment. We have multiple agreements with credit card companies to support these activities. Most of our property owners and managers purchase an annual listing, for which payment is made at the beginning of the listing. There is a risk that we may fail to fully perform our obligations under the listing, which could result in an obligation of the credit card companies to reimburse their customers for a portion or the entire listing fee. We would be obligated to reimburse the credit card companies for all such amounts they pay pursuant to our agreements with them, under which we have obtained our credit card acceptance privileges.

Due to the nature of this risk, credit card companies have required from time to time, and may require in the future, that we set aside additional collateral or cash reserves. As of September 30, 2011, we had £1.5 million on deposit in the United Kingdom, €135,000 on deposit in Germany and $150,000 on deposit in the United States for this purpose. We also guarantee

£5.0 million to a bank for one of our subsidiaries in the United Kingdom in lieu of establishing cash reserves related to processing of credit cards.

We have $312,000 in restricted cash to support a line of credit related to our Austin, Texas headquarters lease, $550,000 held in restricted cash to protect a bank from default on credit cards used in our operations and 200,000 Swiss francs in restricted cash to support a line of credit related to our new European headquarters lease in Geneva, Switzerland. As we enter into new leases and as we make changes to our credit card merchants and acquiring banks, we may have increases to restricted cash and deposits.

There have been no material changes in our contractual obligations from our disclosures within our prospectus filed with the SEC on June 28, 2011.

Off-Balance Sheet Arrangements

During the nine months ended September 30, 2011, we did not, and we do not currently, have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates involving the British pound, the Euro, the Brazilian Reais, the Swiss Franc and the Australian dollar. We currently enter into forward contracts to offset fluctuations in the value of certain intercompany debt denominated in foreign currencies but do not enter into any other derivative financial instruments for trading or speculative purposes. Fluctuations in currency exchange rates could harm our business in the future. Because we conduct a significant and growing portion of our business outside the United States but report our results in U.S. dollars, we face exposure to adverse movements in currency exchange rates, which may cause our revenue and operating results to differ materially from expectations. In addition, the results of operations of many of our internationally focused websites are exposed to foreign exchange rate fluctuations as the financial results of the applicable subsidiaries are translated from the local currency into U.S. dollars upon consolidation. A decline in the U.S. dollar relative to foreign currencies would increase our non-U.S. revenue and improve our operating results. Conversely, if the U.S. dollar strengthens relative to foreign currencies, our revenue and operating results would be adversely affected. The effect of an immediate 10% adverse change in exchange rates on foreign denominated cash and receivables as of September 30, 2011, would result in a loss of approximately $0.5 million and a reduction in value on the balance sheet of approximately $6.7 million.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2011, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since our inception, we have experienced rapid growth. As our operations have expanded, we have grown from 87 employees at December 31, 2005 to 905 employees at September 30, 2011, of whom 319 were located outside the United States. Our business is becoming increasingly complex, especially in light of the number of acquisitions we have integrated and are in the process of integrating, our limited operating history and our reliance on multiple websites and brands that are currently supported on several different technology platforms. This complexity and our rapid growth have demanded, and will continue to demand, substantial resources and attention from our management. We expect to continue to increase headcount and to hire more specialized personnel in the future as we grow our business. We will need to continue to hire, train and manage additional qualified website developers, software engineers, client and account services personnel, and sales and marketing staff and improve and maintain our technology to properly manage our growth. If our new hires perform poorly, if we are unsuccessful in hiring, training, managing and integrating these new employees or if we are not successful in retaining our existing employees, our business may be harmed.

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

Our quarterly financial results are subject to fluctuations. As a result, we could fail to meet or exceed expectations of analysts or investors, which could cause our stock price to decline.*

Our revenue, expenses, operating results and cash flows have fluctuated from quarter to quarter in the past and are likely to continue to do so in the future. These fluctuations are due to, or may in the future result from, many factors, some of which are outside of our control, including:

•	the quantity of vacation rental listings on our websites;

•	changes in revenue and cash flow due to the seasonal nature of our listing renewals and new listing acquisition;

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

The market in which we participate is highly competitive, and we may be unable to compete successfully with our current or future competitors.*

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

As our operations have expanded, we have acquired businesses or established offices around the world. As of September 30, 2011, we maintained offices in the United States, France, the United Kingdom, Germany, Brazil, Switzerland and Australia. We have limited experience in operating in some foreign jurisdictions and are making significant investments to build our international operations. We plan to continue our efforts to expand globally, including the acquisition of international businesses and establishment of foreign offices in jurisdictions where we do not currently operate. Managing a global organization is difficult, time consuming and expensive and any international expansion efforts that we may undertake may not be successful. In addition, conducting international operations subjects us to risks that we generally do not face in the United States. These risks include:

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

If we fail to protect confidential information against security breaches, or if property owners and managers are reluctant to use our online marketplace because of privacy or cybersecurity concerns, we might face additional costs, and activity on our websites could decline.*

As part of our registration process, we collect and use personally identifiable information, such as email addresses and phone numbers of property owners, managers and travelers choose to include on our websites. Our servers may be vulnerable to computer viruses or physical or electronic break-ins that our security measures may not detect. In addition, third parties may target users of our websites directly with fraudulent identity theft schemes designed to appear as legitimate emails from us. This is commonly referred to as phishing. Phishers may be able to deceive travelers and enter into fraudulent transactions with them. Even though such phishing activity does not occur on our websites or systems, concern about phishing activity may keep users from using our websites.

Anyone that is able to circumvent our security measures or those of our property owners, managers or travelers could misappropriate confidential or proprietary information, engage in phishing activity, cause interruption in our operations, damage our computers or those of our users, or otherwise damage our reputation and business. We may need to expend significant resources to protect against security breaches or to address problems caused by breaches. Any actual security breaches could damage our reputation and expose us to a risk of loss or litigation and possible liability under various laws and regulations. In addition, industry-wide incidents or incidents with respect to our websites, including misappropriation of third-party information, phishing or cybersecurity breaches, could deter people from using the Internet or our online marketplace to conduct transactions. Concern among prospective owners, managers and travelers regarding our use of personal information collected on our websites could keep prospective owners, managers and travelers from using our online marketplace.

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

Because we conduct a significant and growing portion of our business outside the United States but report our results in U.S. dollars, we face exposure to adverse movements in currency exchange rates, which may cause our revenue and operating results to differ materially from expectations. In addition, the results of operations of many of our internationally focused websites are exposed to foreign exchange rate fluctuations as the financial results of the applicable subsidiaries are translated from the local currency into U.S. dollars upon consolidation. A decline in the U.S. dollar relative to foreign currencies would increase our non-U.S. revenue, when translated into U.S. dollars. Conversely, if the U.S. dollar strengthens relative to foreign currencies, our revenue would be adversely affected. Our operating results could be negatively impacted depending on the amount of expense denominated in foreign currencies. Revenue in 2010 was negatively impacted by foreign currency translation of approximately $2.5 million. In the three and nine months ended September 30, 2011, revenue was positively impacted by foreign currency translation of approximately $1.8 million and $4.4 million, respectively. As exchange rates vary, revenue, cost of revenue, operating expenses and other operating results, when translated, may differ materially from expectations. In addition, our revenue and operating results are subject to fluctuation if our mix of U.S. and foreign currency denominated transactions and expenses changes in the future. We may enter into hedging arrangements in order to manage foreign currency translation but such activity may not completely eliminate fluctuations in our operating results.

If we do not adequately protect our intellectual property, our ability to compete could be impaired.

Our intellectual property includes the content of our websites, our registered domain names, our registered and unregistered trademarks, our unregistered copyrights and our patents and patent applications. We believe that our intellectual property is an essential asset of our business and that our homeaway.com, vrbo.com, vacationrentals.com, homelidays.com, holiday-rentals.co.uk, abritel.fr, fewo-direkt.de, aluguetemporada.com.br, bedandbreakfast.com, escapia.com, instantsoftware.com and other domain names and our technology infrastructure currently give us a competitive advantage in the online market for vacation rental listings. If we do not adequately protect our intellectual property, our brand and reputation could be harmed, property owners, managers and travelers could devalue the content of the websites comprising our online marketplace, and our ability to compete effectively would be impaired.

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

As of September 30, 2011, we had one patent application and no issued patents, and no patents may issue with respect to our current or potential patent applications. Any future patents issued to us may be challenged, invalidated or circumvented, may not provide sufficiently broad protection or may not prove to be enforceable in actions against alleged infringers. Furthermore, effective patent, trademark, copyright and trade secret protection may not be available in every country in which our products are available over the Internet. In addition, the legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain and still evolving.

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

Our executive officers, directors, current five percent or greater stockholders and affiliated entities together beneficially own approximately 71.3% of our common stock outstanding as of September 30, 2011. As a result, these stockholders, acting together, may be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if such a change of control would benefit our other stockholders. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders.

Our stock price could decline due to the large number of outstanding shares of our common stock eligible for future sale.

The price of our common stock could decline if there are substantial sales of our common stock in the public stock market. We, our directors and executive officers and other securityholders have agreed to lock-up agreements with the underwriters of our initial public offering that restrict us, our directors and executive officers, and these securityholders, subject to specified exceptions, from selling or otherwise disposing of any shares of our stock for a period of 180 days after

June 28, 2011, the date of the final prospectus related to our initial public offering, and in the case of one stockholder for a period of 12 months after June 28, 2011, in each case subject to a potential extension under certain circumstances, without the prior consent of the underwriters.

As of September 30, 2011, we had an aggregate of 80,567,039 outstanding shares of common stock, of which 71,367,039 shares, or 88.6%, are currently restricted as a result of the lock-up agreements entered into in connection with our initial public offering, but will be able to be sold in the near future as set forth below:

Number of shares and percentage of total outstanding	Date available for sale into public market
70,699,304 shares, or 87.8%	Generally, 180 days after June 28, 2011 due to lock-up agreements between certain of the holders of these shares and the underwriters of our initial public offering and to contractual arrangements between the other holders of these shares and us, subject to certain exceptions and also to potential extensions under certain circumstances, of which 52,589,441 will be subject to volume and other sale restrictions.

667,735 shares, or 0.8%	12 months after June 28, 2011 due to lock-up agreements between the holder of these shares and the underwriters of our initial public offering and to contractual arrangements between the holder of these shares and us, subject to certain exceptions and also to potential extensions under certain circumstances.

After the expiration of the lock-up period, the holders of an aggregate of 68,208,033 shares of our outstanding common stock will have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

We have also registered 11,947,401 shares of our common stock that we have issued or have reserved for issuance under our option plans. Of these shares, approximately 6,314,207 shares will be eligible for sale in the public market upon the exercise of vested options after the expiration of the lock-up agreements.

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

(a) Sales of Unregistered Securities

1. On June 28, 2011, we granted options under our 2011 Equity Incentive Plan, to purchase 212,395 shares of common stock to our employees, directors and consultants, having an exercise price of $27.00 per share for an aggregate exercise price of $5,734,665. The issuance and sale of these securities were deemed to be exempt from registration pursuant to Rule 701 promulgated under the Securities Act as transactions pursuant to a compensatory benefit plan approved by the registrant’s board of directors.

2. July 5, 2011, we sold and issued an aggregate of 61,653 shares of common stock pursuant to exercises of warrants to purchase common stock at a purchase price of $0.01 per share for an aggregate consideration of $617. The issuance and sale of these securities were deemed to be exempt from registration pursuant to Section 4(2) of the Securities Act, or Rule 506 of Regulation D promulgated under the Securities Act, as transactions by an issuer not involving a public offering.

3. July 5, 2011, we sold and issued an aggregate of 80,000 shares of common stock pursuant to exercises of warrants to purchase common stock at a purchase price of $2.00 per share for an aggregate consideration of $160,000. The issuance and sale of these securities were deemed to be exempt from registration pursuant to Section 4(2) of the Securities Act, or Rule 506 of Regulation D promulgated under the Securities Act, as transactions by an issuer not involving a public offering.

4. On July 5, 2011, we sold and issued an aggregate of 68,989 shares of common stock pursuant to option exercises by holders of stock options issued under our 2005 Stock Plan, as amended, at a purchase price of $0.01 per share for an aggregate consideration of $690. The issuance and sale of these securities were deemed to be exempt from registration pursuant to Rule 701 promulgated under the Securities Act as transactions pursuant to a compensatory benefit plan approved by the registrant’s board of directors.

(b) Use of Proceeds from Initial Public Offering of Common Stock

On July 5, 2011, the Company completed its initial public offering (“IPO”) of 9,200,000 shares of common stock, at $27.00 per share, before underwriting discounts and commissions. The Company sold 5,931,335 shares and existing stockholders sold an aggregate of 3,268,665 shares, including 1,200,000 shares as a result of the underwriters’ exercise of their over-allotment option to purchase additional shares. The initial public offering generated net proceeds to the Company of approximately $146.3 million, after deducting underwriting discounts and other expenses incurred by the Company for the sale of common stock. The Company did not receive any proceeds from the sale of shares by the selling stockholders.

There has been no material change in the planned use of proceeds from the Company’s IPO from that described in the final prospectus filed with the SEC pursuant to Rule 424(b) on June 28, 2011. With the proceeds of the offering, the Company redeemed its outstanding shares of Series A and B preferred stock for $55.8 million and $9.2 million, respectively, as well as paid in full all accrued but unpaid dividends on its outstanding shares of Series C preferred stock, which totaled $32.9 million.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Reserved

Item 5.	Other Information

On October 27, 2011, we furnished a Current Report on Form 8-K which attached our press release of October 27, 2011 announcing our earnings results for the quarter ended September 30, 2011. The table titled “Condensed Consolidated Statements of Cash Flows” in the press release contained an incorrect figure. The figure corresponding to net cash used in investing activities during the nine months ended September 30, 2010, which was stated as $(56,807) was incorrect and should have been $(59,807). The correct figure is reflected in this Quarterly Report on Form 10-Q.

Item 6.	Exhibits

See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

HomeAway, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOMEAWAY, INC.

Dated: November 4, 2011	By:	/s/ Lynn Atchison
Lynn Atchison
Chief Financial Officer and Secretary

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation, as currently in effect	S-1	333-172178	3.2	March 11, 2011

3.2	Amended and Restated Bylaws, as currently in effect	S-1	333-172178	3.4	March 11, 2011

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Furnished herewith.
**	XBRL information is furnished and not filed or part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections.