Form 10-K
period 2011-12-31
HOMEAWAY INC
filed 2012-03-29
CIK 1366684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number 001-35215

HomeAway, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-0970381
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1011 W Fifth Street, Suite 300 Austin, Texas	78703
(Address of principal executive offices)	(Zip code)

(512) 684-1100

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Based on the closing price of the registrant’s common stock on July 5, 2011, the closing date of the registrant’s initial public offering, the aggregate market value of its shares held by non-affiliates on that date was approximately $843,875,000.

On March 23, 2012, 81,940,015 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held in 2012, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

Form 10-K

For the Fiscal Year Ended December 31, 2011

PART I

FORWARD-LOOKING STATEMENTS

Discussions under the captions “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These include statements that involve expectations, plans or intentions (such as those relating to future business, future results of operations or financial condition, new or planned features or services, or management strategies) based on our management’s current beliefs and assumptions. You can identify these forward-looking statements by words such as “may,” “will,” “would,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan” and other similar expressions. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those discussed under the caption “Risk Factors” of this Annual Report on Form 10-K, as well as in our consolidated financial statements, related notes, and the other information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission, or the SEC. Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements. We do not intend, and, except as required by law, we undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Item 1. Business.

Overview

HomeAway, Inc. and its subsidiaries (“HomeAway,” the “Company,” “we,” “us” and “our”) operate the world’s largest online marketplace for the vacation rental industry. Vacation rentals are fully furnished, privately owned residential properties, including homes, condominiums, villas and cabins, that property owners and managers rent to the public on a nightly, weekly or monthly basis. Our marketplace brings together millions of travelers seeking vacation rentals online with hundreds of thousands of owners and managers of vacation rental properties located in 168 countries around the world. As of December 31, 2011, we operated our online marketplace through 35 websites in 12 languages. In 2011, according to our internal metrics, our websites attracted over 496 million website visits. As of December 31, 2011, our global marketplace included more than 640,000 paid listings of vacation rentals.

Our portfolio includes the leading vacation rental websites HomeAway.com, VRBO.com and VacationRentals.com in the United States; HomeAway.co.uk and OwnersDirect.co.uk in the United Kingdom; HomeAway.de in Germany; Abritel.fr and Homelidays.com in France; HomeAway.es in Spain; AlugueTemporada.com.br in Brazil; and HomeAway.com.au in Australia.

In addition, we operate BedandBreakfast.com, the most comprehensive global site for finding bed and breakfast properties, providing travelers with another source for unique lodging alternatives to hotels, and HomeAway Software for Professionals at software.HomeAway.com, to offer software solutions to property managers and innkeepers.

Our ambition is to make every vacation rental in the world available to every traveler in the world through our online marketplace. Our online marketplace serve two major constituents: property owners and managers on one side and travelers on the other. Property owners and managers pay listing fees, which are typically annual subscriptions, to provide detailed listings of their properties on our websites and reach a broad audience of travelers seeking vacation rentals. Travelers visit our marketplace at no charge and are able to search and compare our large and detailed inventory of paid listings to find vacation rentals meeting their requirements.

Historically, we have derived substantially all of our revenue from the sale of paid listings on our websites to property owners and professional property managers. However, we also generate revenue from the sales of services provided to travelers, email and telephone leads to property managers, Internet display-based advertising on our websites, property management software licenses and related maintenance, gift cards and commissions.

The global vacation rental industry is large and growing, but also fragmented and inefficient. As we have grown, we have benefited by the network effect of having both a broad selection of vacation rental listings and a large audience of travelers. The broad selection of vacation rental listings attracts more travelers and the large audience of travelers in turn attracts more vacation rental listings from property owners and managers. The broad selection of listings helps travelers find the right vacation rental property for them and the large audience of travelers helps owners and managers ensure their properties are booked.

HomeAway, Inc. was incorporated in 2004 as CEH Holdings, Inc. in the State of Delaware. In 2006, we changed our name to HomeAway, Inc. Our principal executive offices are located at 1011 W. Fifth Street, Suite 300, Austin, Texas 78703 and our telephone number is (512) 684-1100. Our corporate website address is www.HomeAway.com. We do not incorporate the information contained on, or accessible through, our websites into this Annual Report on Form 10-K. We completed our initial public offering in July 2011, and our common stock is listed on The NASDAQ Global Select Market under the symbol “AWAY.”

Products and Services

Products and Services for Property Owners and Managers

Paid Products and Services

Paid Listings. Paid listings accounted for 86.6%, 91.1% and 96.4% of our revenue in 2011, 2010 and 2009, respectively and reflect our development of additional revenue sources. Generally, paid listings are purchased in advance by property owners or managers as a form of advertising to promote their vacation rentals to prospective travelers on one or more of our websites, typically for one year. Paid listings appear in search results on our websites when travelers search for vacation rentals based on location, type of property, size or other criteria. A paid listing includes a set of tools for the property owner or manager which enables them to manage an availability calendar, reservations, inquiries and the content of the listing. These tools allow the property owner or manager to create the listing by uploading photographs, text descriptions or lists of amenities, a map showing the location of the property, and property availability, all of which can be updated throughout the term of the subscription. Each listing provides travelers the ability to use email or other methods to contact property owners.

Enhanced Listing Features. Property owners and managers may purchase additional enhancements to their listings to increase the marketing exposure of their properties on certain of our websites, such as:

•	Cross-Sell Listings or Bundles: For an additional fee, property owners and managers can provide their full listings on more than one of our websites, including websites in other geographies.

•

Tiered Pricing: For an additional fee, property owners and managers can improve their position in search results on certain of our websites. Currently tiered pricing is available on HomeAway.com and VRBO.com in the United States.

•

Featured Listings, Special Offers and Deals: Property owners and managers may purchase additional enhancements to their listings to increase the marketing exposure of their vacation rentals on one or more of the websites comprising our online marketplace. These optional enhancements may include featuring a given vacation rental in the search result pages on our websites, enhancing the presentation of their listing in search results on our websites or promoting special price offers.

ReservationManager™. For property owners and managers in the United States who subscribe to HomeAway.com or VRBO.com, we offer ReservationManager, which includes tools and services to help run their vacation rental businesses more efficiently. ReservationManager enables property owners and managers to respond to and manage inquiries, configure and send rental quotes and payment invoices, allow guests to agree to rental agreements online, and process online payments via Visa, MasterCard, Discover or eCheck. Additionally, through ReservationManager, property owners and managers can provide value-added products such as property damage protection.

Transaction-Based Listings. We offer property managers with large inventories of vacation rentals the opportunity to post listings for no initial up-front fees and, instead, pay us fees based on the number of inquiries or reservations that result from their listing on our websites.

Property Management Software. Property managers can use our enterprise and web-based software solutions to manage their businesses, customers and properties. We provide software solutions to property managers under the brand names HomeAway Software for Professionals, Escapia, PropertyPlus, V12, Entech and First Resort and offer software tailored to professional bed and breakfast innkeepers under the brand names Webervations and Rezovations. Our software solutions enable professional property managers and innkeepers to manage inventory, reservations, and the check-in and check-out process, as well as schedule maid service and maintenance. In addition, our software produces escrow statements required by owners of their property managers. We provide applications both on a Software-as-a-Service basis and as on premise software. We receive licensing, maintenance and subscription fees directly from our property manager customers.

Third-Party Services. Through third parties, we offer property owners and managers several ancillary products and services on selected websites. These products and services include credit card merchant accounts, trip insurance and property damage protection, and tax return services. These services are sometimes integrated into our property owner and manager tools. We generally receive a percentage of the revenue generated from the sale of these third-party products and services through our websites.

Redistribution. Through our professional software for bed and breakfasts and professional property managers, we make selected, online e-bookable properties available to online travel agencies, including Expedia, Travelocity and Priceline, as well as channel partners such as FlipKey.com and PackLate.com. We receive a percentage of the transaction value or a fee from the property manager for making this inventory available to these channel partners.

Free Products and Services

Workflow Management. In addition to ReservationManager, we provide tools and services to help property owners and managers run their vacation rental businesses more efficiently. These tools enable property owners and managers to respond to inquiries from travelers, track inquiry history, retrieve contact information for past inquirers and renters, and track check-in and check-out dates though our reservation calendar. These tools are presented as part of a property owner’s or manager’s dashboard, which also enables property owners and managers to purchase and manage featured listings, special offers, and deals and to track the performance of their listings. Professional property managers using our platform can also view email, telephone and online reservation activity by property or across all their listed properties, as well as monitor their property listing fee expenses in real-time.

Form-Based Inquiry. In general, property owners and managers evaluate the performance of our online marketplace based on the number of inquiries they receive from prospective travelers by telephone, email or, in some cases, text message. The majority of inquiries on our websites are generated using our form-based inquiry tool, which distributes traveler inquiries about a property directly to our property owners and managers via email or text message. These inquiries contain important data about the traveler, including email address, name, telephone number, requested dates of stay and the number of travelers. While the majority of our properties use form-based inquiry, some of our listings provide travelers with the convenience of booking and paying for accommodations online, and we expect online booking and online payments to increase as ReservationManager is adopted by more of our property owners and managers.

Inquiry Spam Filters. Each of our websites uses proprietary and third-party technology designed to identify inappropriate spam inquiries sent by third parties. In general, property owners and managers evaluate the performance of our websites based on the number of qualified inquiries they receive from travelers by telephone, email or text message, and our efforts are designed to minimize the nuisance of non-qualified spam inquiries to our property owners and managers.

Property Owner and Manager Community. We provide resources for property owners and managers to seek advice and obtain answers to optimize their business. These resources include a community site, email newsletters, online forums and online seminars. Through these resources, we provide helpful information to property owners and managers on topics such as building a better listing, methods for increasing bookings, tips on managing the vacation rental process, safeguards against fraud, and relevant industry news. We also provide sample contracts, forms and checklists without charge for use by property owners and managers.

Products and Services for Travelers

The following products and services are offered to travelers at no cost.

Search and Compare. Our online marketplace provides travelers with tools to search for vacation rentals based on various criteria, such as location, type of property, number of bedrooms, amenities, availability or keywords. Our comparison function then allows travelers to filter queries by desired property criteria and sort search results by criteria, such as price and number of bedrooms.

Trust and Security. We review new listings selectively for content, appropriateness, and quality of description. Using a combination of technology and human review, listings are screened for indications of illegitimacy or fraud with the goal of providing only accurate and trustworthy information to travelers. Travelers who find and book a property listed on our websites may register their trips to qualify for fraud protection under our “Carefree Rental Guarantee,” which provides them with financial protection up to certain established limits if the property found on our website is illegitimate, not as advertised, or not available to the traveler upon check-in, and, as a result, the traveler incurs a financial loss.

Listing Reviews and Ratings. Travelers are invited to submit online reviews of the vacation rentals they have rented through our websites. These reviews are intended to convey the accuracy of the listing information found on our websites. As of December 31, 2011, there were approximately 1.6 million user-submitted reviews available on our online marketplace.

Traveler Community. Travelers who have made at least one inquiry on one of our websites are maintained in a database and receive regular communications, including notices about places of interest, special offers, new listings, and an email newsletter. The newsletter is available to any traveler who agrees to receive it and offers introductions to new destinations and vacation rentals, as well as tips and useful information when staying in vacation rentals.

Mobile Websites and Applications. We provide versions of our websites formatted for web browsers on smartphones and tablets so that travelers can access our websites and find and inquire about vacation rentals when they are away from a computer. We also provide applications for travelers to find and inquire about vacation rentals using their smartphones and tablets.

Advertising

Display Advertising. We sell Internet display advertising on the majority of our websites. Advertisers, including those offering complementary products of interest to the visitors to our websites, are able to purchase advertising positions for a fee based upon the number of impressions and the placement of the advertisement on the page. Advertising impressions are currently available on the majority of highly trafficked pages on our online marketplace.

Sponsorships and Site Integrations. We sell sponsorships and site integrations to selected advertisers on our online marketplace. Sponsors purchase a certain number of impressions for a fee, or in the case of site integrations, pay us on a cost-per-action basis.

Competition

The market to provide listing, searching and marketing services for the vacation rental industry is highly competitive and fragmented with limited barriers to entry. Each of the services that we provide to property owners, managers and travelers is currently available to property owners, managers and travelers by other companies that compete with us. Furthermore, vacation rentals are not typically marketed exclusively through any single channel and our listing agreements are not typically exclusive. Accordingly, our competitors could aggregate a set of listings similar to ours. We believe we compete primarily on the basis of the quantity of our listings, the quality of the direct relationships we have with property owners and managers, the volume of travelers who visit our websites, the number of inquiries provided to our property owners and managers, the global diversity of the vacation rentals available on our websites, the quality of our websites, customer service, brand identity, the success of our marketing programs, and price.

Our principal competitors include:

•	other vacation rental listing websites, such as TripAdvisor.com and its affiliated sites, FlipKey.com and HolidayLettings.co.uk;

•	international professional property managers who charge a percentage of booking revenue for their services, such as Wyndam Worldwide Corp. and InterHome, AG;

•	websites that aggregate listings from property managers who advertise and take bookings on the behalf of property managers, such as VacationRoost;

•

online travel websites, such as those operated by Expedia, Inc., Hotels.com LP, Kayak Software Corporation, Orbitz, Inc., priceline.com Incorporated and Travelocity.com Inc., which have traditionally provided comprehensive travel services and may or are now expanding into the vacation rental category;

•	timeshare exchange and other alternative lodging companies, such as Interval International, Inc. and RCI, LLC, and Airbnb, Inc.;

•

large Internet companies, such as craigslist, Inc., eBay Inc., Google Inc. and Bing, which provide vacation rental listing or search services in addition to a wide variety of other products or services; and

•	offline publishers of classified vacation rental listings, including regional newspapers and travel-related magazines.

Seasonality

Property owners and managers tend to buy listings at times when travelers are most likely to make vacation plans. The timing depends on whether travelers are taking a winter or summer vacation and tends to vary by country. Historically, we have experienced the highest level of new and renewed listings in the first quarter of the year, which is typically when travelers are making plans for summer vacations in the United States and Europe. The lowest level of new listings and renewals has occurred in the third quarter. By the fourth quarter, we typically see property owners and managers of winter vacation destinations list and renew in time to meet the needs of travelers planning those trips. Other vacation areas outside of the United States and Europe, such as Brazil and Australia, also have seasonality, but the seasonality may not be reflected in the same quarters.

This seasonality may not be seen as prominently in our revenue due to the ratable recognition of listing revenue. However, the seasonality results in higher cash flows during the first quarter as most listings are annual and fully paid at the time the listing is purchased. As we introduce new products for property owners, managers and travelers, the seasonality of those transactions may vary from the seasonality of our listing sales. We also experience seasonality in the number of visitors to our websites, with the first quarter similarly having the highest number of visitors. This is reflected in our quarterly financial results when we add customer service staff and hosting capabilities to support the increase.

Technology and Infrastructure

We have developed proprietary systems architecture to create, maintain and operate our websites. This technology consists of internal development by our staff of designers, developers and engineers and software acquired or licensed from outside developers and companies. Our systems are designed to serve property owners, managers and travelers in an automated and scalable fashion. While we use a variety of technologies, the majority of our software systems are written in Java and .Net. Our product development expenses were $32.7 million, $18.7 million and $13.2 million in 2011, 2010 and 2009, respectively.

Our websites are hosted using a combination of third-party data centers in the United States and the United Kingdom and a co-location hosting center in the United States. Our systems architecture has been designed to manage increases in traffic on our websites through the addition of server and network hardware without making software changes. Our third-party data centers provide our online marketplace with scalable and redundant Internet connectivity and redundant power and cooling to our hosting environments. All of our third-party data centers provide synchronized copies of their databases on a daily basis to our offsite backup location in the United States. We use security methods to ensure the integrity of our networks and protection of confidential data collected and stored on our servers, and we have developed and use internal policies and procedures to protect the personal information of our property owners, managers and travelers using our websites that we collect and use as part of our normal operations. Access to our networks, and the servers and databases on which confidential data is stored, is protected by industry standard firewall technology. We test for unauthorized external access to the network daily using automated services and conduct periodic audits performed by outsourced security consultants. Physical access to our servers and related equipment is secured by limiting access to the data center to operations personnel only.

Intellectual Property

Our intellectual property includes the content of our websites, our registered domain names, our registered and unregistered trademarks and our patent applications. We believe that our intellectual property is an essential asset of our business and that our registered domain names and our technology infrastructure currently give us a competitive advantage in the online market for vacation rental listings. We rely on a combination of trademark, copyright and trade secret laws in the United States, Australia, Brazil, Canada, Latin America and Europe, as well as contractual provisions, to protect our proprietary technology and our brands. We currently have trademarks registered or pending in the United States, Europe and Canada for our name and certain words and phrases that we use in our business. We also rely on copyright laws to protect software relating to our websites and our proprietary technologies, although to date we have not registered for copyright protection. We have registered numerous Internet domain names related to our business in order to protect our proprietary interests. As of December 31, 2011, we had six patent applications pending relating to our property management software and payment solutions. We also enter into confidentiality and invention assignment agreements with our employees and consultants and seek to control access to and distribution of our proprietary information in a commercially prudent manner. The efforts we have taken to protect our intellectual property may not be sufficient or effective, and, despite these precautions, it may be possible for other parties to copy or otherwise obtain and use the content of our websites without authorization. Please see the information under the heading “Risk Factors” under the caption “If we do not adequately protect our intellectual property, our ability to compete could be impaired.”

Employees

We employed 935 full-time and part-time employees at December 31, 2011. Additionally, we use independent contractors and temporary personnel to supplement our workforce, particularly on a seasonal basis. Although we have works councils and statutory employee representation obligations in certain countries, our employees are not represented by a labor union and we consider our employee relations to be good. Competition for qualified personnel in our industry has historically been intense, particularly for software engineers and developers, and other technical staff.

Segments

We operate as one operating and reporting segment consisting of products and services that are all related to our online marketplace of rental listing websites. For a discussion of revenue, net income and total assets, see Part II, Item 8 of this Annual Report on Form 10-K.

Geographic Information

Financial information about geographic areas is set forth in Note 13 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K. For a discussion of the risks attendant to foreign operations, see the information under the heading “Risk Factors” under the caption “Our long-term success depends, in part, on our ability to expand our owner, manager and traveler bases outside of the United States and, as a result, our business is susceptible to risks associated with international operations.”

Available Information

Our Internet address is www.HomeAway.com. Our investor relations website is located at http://investors.HomeAway.com. We make available free of charge on our investor relations website under the headings “Financial Information” and “SEC Filings” our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports as soon as reasonably practicable after such materials are electronically filed with (or furnished to) the SEC. Information contained on our websites is not incorporated by reference into this Annual Report on Form 10-K. In addition, the public may read and copy materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site, www.sec.gov, that includes filings of and information about issuers that file electronically with the SEC.

Item 1A. Risk Factors.

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

Our business depends substantially on property owners and managers renewing their listings. Any decline in our listing renewals would harm our future operating results. Property owners and managers generally market their vacation rentals on our websites pursuant to annual listings with no obligation to renew them. We may be unable to predict future listing renewal rates accurately, and our renewal rates may decline materially or fluctuate as a result of a number of factors, including owners’ decisions to sell or cease renting their properties or to utilize the services of our competitors, or dissatisfaction with our pricing, services or websites. For example, our adoption of new features such as property reviews by travelers, which are designed to attract more travelers, have discouraged and may continue to discourage owners and managers from establishing or renewing their listings. Owners and managers may not establish or renew listings if we cannot generate visits from large numbers of travelers seeking and inquiring about vacation rentals. In addition, from time to time we make changes to the features of listings available for purchase and the pricing for the listings and features of our listings. While such changes may be intended to result in customer satisfaction, there can be no guarantee that owners and managers will react positively to the changes and they may choose not to renew their listings. If owners and managers do not renew their listings or we are forced to accept renewals on less favorable terms, our revenue may decline and our business will suffer. Moreover, some of our owners and managers may live in states or countries that give subscribers the right to cancel their subscription agreements prior to the expiration of the terms of their agreements and receive refunds for the unused portions of their subscriptions, which can adversely affect our cash flows.

We recognize listing revenue ratably over the term of the applicable listing agreement, and the majority of our quarterly revenue represents revenue attributable to listings entered into during previous quarters. As a result, the effect of significant downturns in sales or renewals of listings in a particular quarter may not be fully reflected in our results of operations until future periods. Our business model also makes it difficult for any rapid increase in new or renewed listings to increase our revenue in any one period because revenue from new listings must be recognized over the applicable listing term.

We may be unable to effectively manage our growth.

Since our inception, we have experienced rapid growth. As our operations have expanded, we have grown from 87 employees at December 31, 2005 to 935 employees at December 31, 2011, of whom 329 were located outside the United States. Our business is becoming increasingly complex, especially in light of the number of acquisitions we have integrated and are in the process of integrating, our limited operating history and our reliance on multiple websites and brands that are currently supported on several different technology platforms. This complexity and our rapid growth have demanded, and will continue to demand, substantial resources and attention from our management. We expect to continue to increase headcount and to hire more specialized personnel in the future as we grow our business. We will need to continue to hire, train and manage additional qualified website developers, software engineers, client and account services personnel, and sales and marketing staff and improve and maintain our technology to properly manage our growth. If our new hires perform poorly, if we are unsuccessful in hiring, training, managing and integrating these new employees or if we are not successful in retaining our existing employees, our business may be harmed.

Further, to accommodate our expected growth we must add new hardware and software and improve and maintain our technology, systems and network infrastructure. Failure to effectively upgrade our technology or network infrastructure to support the expected increased listing and traveler traffic volume could result in unanticipated system disruptions, slow response times or poor experiences for owners, managers or travelers. To manage the expected growth of our operations and personnel and to support financial reporting requirements as a public company, we will need to continue to improve our transaction processing and reporting, operational and financial systems, procedures and controls. These improvements will be particularly challenging if we acquire new operations with different systems. Our current and planned personnel, systems, procedures and controls may not be adequate to support our future operations. If we are unable to expand our operations and hire additional qualified personnel in an efficient manner, it could adversely affect owner, manager or traveler satisfaction and cause our expenses to grow disproportionately relative to our revenue.

Our quarterly financial results are subject to fluctuations. As a result, we could fail to meet or exceed our projections or the expectations of analysts or investors, which could cause our stock price to decline.

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

•	advertising costs for paid search keywords that we deem relevant to our business and the success and costs of our broad reach and online advertising and marketing initiatives;

•	costs related to acquisitions or licensing of, or investments in, products, services, technologies or other businesses and our ability to successfully integrate and manage these acquisitions;

•	the amount and timing of operating expenses and capital expenditures related to the expansion of our operations and infrastructure;

•	the timing of revenue and expenses related to the development or acquisition and integration of technologies, products or businesses;

•	the timing and success of changes in our pricing or services or the introduction of new services;

•	the introduction of new services by us or our competitors;

•	our ability to keep our websites operating without technical difficulties or service interruptions;

•	development of or increases in the theft of our property owners’ or managers’ online identities through phishing or other security breaches of the email or other systems of ours or our customers;

•	declines or disruptions in the travel industry;

•	changes in the timing of holidays or other vacation events;

•	litigation and settlement costs, including unforeseen costs;

•	new accounting pronouncements and changes in accounting standards or practices, particularly any affecting the recognition of listing revenue or accounting for mergers and acquisitions; and

•	new laws or regulations, or interpretations of existing laws or regulations, that harm our business models or restrict the Internet, e-commerce, online payments, or online communications.

Fluctuations in our quarterly operating results may, particularly if unforeseen, cause us to miss any projections we may have provided or may lead analysts or investors to change their long-term models for valuing our common stock. In addition, such fluctuations may cause us to face short-term liquidity issues, impact our ability to retain or attract key personnel or cause other unanticipated issues. Any of these effects could cause our stock price to decline. As a result of the potential variations in our quarterly revenue and operating results, we believe that quarter-to-quarter comparisons of our revenue and operating results may not be meaningful and the results of any one quarter should not be relied upon as an indication of future performance.

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

Maintaining and enhancing our HomeAway brand identity and the brand identities we maintain through our other websites are critical to our ability to attract new property owners, managers and travelers to our marketplace, generate advertising revenue and successfully introduce new services and products. We may not be able to successfully build our HomeAway brand identity in the United States and overseas without losing some or all of the value associated with, or decreasing the effectiveness of, our other brand identities. We expect that the promotion of our brands will require us to make substantial investments, and, as our market becomes more competitive, these branding initiatives may become increasingly difficult and expensive. The successful promotion of our brands will depend largely on our marketing and public relations efforts. If we do not successfully maintain and enhance our brands, we could lose traveler traffic, which could, in turn, cause owners and managers of vacation rentals to terminate or elect not to renew their listings with us. Our brand promotion activities may not be successful or may not yield revenue sufficient to offset their cost, which could adversely affect our reputation and business.

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

The market for online vacation rentals is relatively new and unproven with little to no data or research available regarding the market and industry. It is uncertain whether this market will continue to develop or if our services will achieve and sustain a level of demand and market acceptance sufficient for us to generate revenue, net income and free cash flow growth. Our success will depend to a substantial extent on the willingness of property owners and managers to use commercial online rental property listing services. Some property managers have developed and use their own proprietary online listing services and, therefore, may be reluctant or unwilling to migrate to our websites. Furthermore, some travelers and property owners and managers may be reluctant or unwilling to use online listing services because of concerns regarding the security of data, the potential for fraud or phishing activity or the integrity of the online marketplace. If property owners and managers do not perceive the benefits of marketing their properties online, then our market may not develop as we expect, or it may develop more slowly than we expect, either of which would significantly harm our business and operating results. Moreover, our success will depend on travelers’ use of our online marketplace to search, locate and rent vacation rentals, which will depend on their willingness to use the Internet and their belief in the integrity of our websites. In addition, since we operate in unproven and unstudied markets, we have limited insight into trends that may develop in those markets and may affect our business. We may make errors in predicting and reacting to other relevant business trends, which could harm our business.

Unfavorable changes in, or interpretations of, government regulations or taxation of the evolving vacation rental, Internet and e-commerce industries could harm our operating results.

We operate in markets throughout the world, each of which has its own regulatory and taxation requirements. Since we began our operations in 2005, there have been, and continue to be, regulatory developments that affect the vacation rental industry and the ability of companies like us to list those rentals online. For example, some municipalities have adopted ordinances that limit the ability of property owners to rent certain properties for fewer than 30 consecutive days and other cities have introduced or may introduce similar regulations. Some cities also have fair housing or other laws governing the way properties may be rented, which they assert apply to vacation rentals. Many homeowners, condominium and neighborhood associations have adopted regulations that prohibit or restrict short-term rentals. These and other similar developments could reduce the number of listings on our websites, which could harm our business and operating results.

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

Additionally, new, changed, modified or newly interpreted or applied tax laws, statutes, rules, regulations or ordinances could increase our owners’ and managers’ and our compliance, operating and other costs, which could deter owners from renting their vacation properties, negatively affect our new subscription listings and renewals, or increase our cost of doing business. Any or all of these events could adversely impact our business and financial performance.

The market in which we participate is highly competitive, and we may be unable to compete successfully with our current or future competitors.

The market to provide listing, search and marketing services for the vacation rental industry is highly competitive and fragmented. All of the services that we provide to property owners, managers and travelers, including listing and search, are provided separately or in combination to our current or potential owners and managers by other companies that compete with us. Our current or new competitors may adopt aspects of our business model, which could reduce our ability to differentiate our services. Furthermore, listings in the vacation rental industry are not typically marketed exclusively through any single channel, and our listing agreements are not typically exclusive. Accordingly, our competitors could aggregate a set of listings similar to ours. Increased competition could result in a reduction in our revenue, the rate of our new listing acquisition, or the loss of existing listings or market share.

There are thousands of vacation rental listing websites in the United States and Europe that compete directly with us for listings, travelers, or both, such as FlipKey, aLeisure, InterHome, James Villas, TripAdvisor and Wyndham Worldwide. Many of these websites offer free or heavily discounted listings or focus on a particular geographic location or a specific type of rental property. Some of them also aggregate property listings obtained through various sources, including the websites of property managers some of whom also market their properties on our websites.

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

Some of our current or potential competitors are larger and have more resources than we do. Many of our current and potential competitors enjoy substantial competitive advantages, such as greater name recognition in their markets, longer operating histories and larger marketing budgets, as well as substantially greater financial, technical and other resources. In addition, our current or potential competitors may have access to larger property owner, manager or traveler bases. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or owner, manager or traveler requirements. Furthermore, because of these advantages, existing and potential owners, managers and travelers might accept our competitors’ offerings, even if they may be inferior to ours. For all of these reasons, we may not be able to compete successfully against our current and future competitors.

Other companies address the fragmented travel lodging market, such as Airbnb, Inc. in the United States and 9Flats.com in Europe, which list rooms to rent or allow advertisers who want to rent their homes occasionally instead of for a vacation season or full time. Some vacation rental property owners also list on these websites, and consequently these companies compete with us to some extent today and could become more significant competitors in the future.

In addition, competitors such as Perfect Places, Inc. and VacationRoost, Inc. serve the professional management marketplace for vacation rentals exclusively, and therefore have the capability of creating more targeted products and features for property manager constituents.

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

As our operations have expanded, we have acquired businesses or established offices around the world. As of December 31, 2011, we maintained offices in the United States, France, the United Kingdom, Germany, Brazil, Switzerland, Spain and Australia. We have limited experience in operating in some foreign jurisdictions and are making significant investments to build our international operations. We plan to continue our efforts to expand globally, including the acquisition of international businesses and establishment of foreign offices in jurisdictions where we do not currently operate. Managing a global organization is difficult, time consuming and expensive and any international expansion efforts that we may undertake may not be successful. In addition, conducting international operations subjects us to risks that we generally do not face in the United States. These risks include:

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

•	lack of familiarity with and the burden of complying with a wide variety of other foreign laws, legal standards and foreign regulatory requirements, which are subject to unexpected changes;

•	laws and business practices that favor local competitors or prohibit or limit foreign ownership of certain businesses;

•	challenges associated with joint venture relationships and minority investments, including dependence on our joint venture partners;

•	adapting to variations in payment forms from property owners, managers and travelers;

•	difficulties in managing and staffing international operations;

•	fluctuations in currency exchange rates;

•	potentially adverse tax consequences, including the complexities of foreign value added tax systems and restrictions on the repatriation of earnings;

•	increased financial accounting and reporting burdens and complexities and difficulties in implementing and maintaining adequate internal controls;

•	political, social and economic instability abroad, terrorist attacks and security concerns in general;

•	the potential failure of financial institutions internationally;

•	reduced or varied protection for intellectual property rights in some countries; and

•	higher telecommunications and Internet service provider costs.

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

Developing and delivering these new or upgraded products, services or features may increase our expenses, as this process is costly, and we may experience difficulties in developing and delivering these new or upgraded products, services or features. Moreover, we cannot assure that new or upgraded products, services or features will work as intended or provide value to travelers, property owners and managers. In addition, some new or upgraded products, services or features may be complex and challenging for us to market to customers and may also involve new pricing. We cannot guarantee that our property owners and managers will respond favorably.

In addition, successfully launching and selling a new product, service or feature will require the use of our marketing, sales or customer service resources. Efforts to enhance and improve the ease of use, responsiveness, functionality and features of our existing websites have inherent risks, and we may not be able to manage these product developments and enhancements successfully. If we are unable to continue to develop new or upgraded products, services or features, property owners and managers may choose not to use our online marketplace to market their vacation rentals.

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

In 2010, we acquired the property management software businesses of Escapia, Inc. and Instant Software, Inc., as well as BedandBreakfast.com, Inc., which included reservation management software for innkeepers. Prior to these acquisitions, we did not have any software product or services offerings. We continue to invest in the further development of the software products and services offerings of these businesses and in 2011 we combined our software offerings under our subsidiary, HomeAway Software, Inc. If we are not able to further develop compelling product offerings for property managers and innkeepers and maintain a high level of customer service, we may not be able to keep current software customers or attract new software customers. As a result, our business, financial condition or operating results could be harmed.

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

We also have a number of employees who were granted stock options over the past few years that have an exercise price per share that is significantly lower than the current fair market value of our common stock. These employees may choose to exercise their options and sell the shares, recognizing a substantial gain, and it may be difficult for us to retain these employees. Certain of these employees did choose to leave us after our initial public offering. While we have taken measures to smooth the transition of the roles of the departed employees, there can be no assurance that we will not experience any disruption in our operations. If we are unable to retain our key personnel and manage employee transitions smoothly, our business, financial condition or operating results could be harmed.

If we fail to protect confidential information against security breaches, or if property owners and managers are reluctant to use our online marketplace because of privacy or security concerns, we might face additional costs, and activity on our websites could decline.

As part of our registration process, we collect and use personally identifiable information, such as email addresses (but not passwords) and phone numbers of property owners, managers and travelers choose to include on our websites. Our servers may be vulnerable to computer viruses or physical or electronic break-ins that our security measures may not detect. In addition, third parties may target users of our websites directly with attempts to breach the security of their email accounts or management systems, such as phishing attacks, which are fraudulent identity theft schemes designed to appear as legitimate emails from us or from our property owners and managers. Such phishing attacks are generally not on our systems, however travelers who are victims may nevertheless seek recovery from us of funds they lost. As a result, we may be required to defend ourselves in costly litigation and may suffer harm to our reputation.

We also may suffer harm from breaches of our own technology systems. Anyone that is able to circumvent our security measures could misappropriate confidential or proprietary information, cause interruption in our operations, damage our computers or those of our users, or otherwise damage our reputation and business. We may need to expend significant resources to protect against security breaches or to address problems caused by breaches. Security breaches could damage our reputation and expose us to a risk of loss or litigation and possible liability under various laws and regulations. In addition, industry-wide incidents or incidents with respect to our websites, including misappropriation of third-party information or security breaches, could deter people from using the Internet or our online marketplace to conduct transactions. Concern among prospective owners, managers and travelers regarding our use of personal information collected on our websites could keep prospective owners, managers and travelers from using our online marketplace.

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

We periodically receive complaints related to certain activities on our websites, including disputes over the authenticity of the vacation rental listing, unauthorized use of credit card and bank account information and identity theft, phishing attacks, potential breaches of system security, libel and infringement of third-party copyrights, trademarks or other intellectual property rights. We have also experienced fraud by purported owners or managers listing properties which either do not exist or are significantly not as described in the listing. The methods used by perpetrators of fraud constantly evolve and are complex, and our trust and security measures may not detect all fraudulent activity. Consequently, we expect to continue to receive complaints from travelers and requests for reimbursement of their rental fees, as well as actual or threatened legal action against us if no reimbursement is made.

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

The card networks, such as Visa, MasterCard and American Express, have adopted rules and regulations that apply to all merchants who process and accept credit cards and include the Payment Card Industry Data Security Standards, or the PCI DSS. Under the PCI DSS, we are required to adopt and implement internal controls over the use, storage and security of card data to help prevent credit card fraud. We assess our compliance with the PCI DSS on a periodic basis and make necessary improvements to our internal controls. If we fail to comply with the rules and regulations adopted by the card networks, including the PCI DSS, we would be in breach of our contractual obligations to payment processors and merchant banks. Such failure to comply may subject us to fines, penalties, damages and civil liability and could eventually prevent us from processing or accepting credit cards. Further, there is no guarantee that, even if we comply with the rules and regulations adopted by the card networks, we will be able to maintain our compliance. We also cannot guarantee that such compliance will prevent illegal or improper use of our payments systems or the theft, loss or misuse of the credit card data of customers or participants.

The loss of, or the significant modification of, the terms under which we obtain credit card acceptance privileges would have a material adverse effect on our business, revenue and operating results.

Our revenue, expenses and operating results could be affected by changes in travel, real estate and vacation rental markets, as well as general economic conditions.

Our business is particularly sensitive to trends in the travel, real estate and vacation rental markets, which are unpredictable, as well as trends in the general economy. Therefore, our operating results, to the extent they reflect changes in the broader travel, real estate and vacation rental industries, may be subject to significant fluctuations.

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

We are a newly publicly traded company. Since our initial public offering closed on July 5, 2011, we have been subject to reporting and other obligations under the Securities Exchange Act of 1934, including the requirements of Section 404 of Sarbanes-Oxley, and starting for our fiscal year ending December 31, 2012, these provisions will require annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accounting firm addressing our assessments. We also operate in a complex environment and expect that these obligations, together with our rapid growth and expansion through acquisitions, place significant demands on our management and administrative resources, including accounting and tax resources. Although we have expanded the size and depth of the finance and accounting staff in our U.S. and European headquarters, we may need to hire additional personnel. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to attest that our management’s report is fairly stated or they are unable to express an opinion on our management’s assessment or on the effectiveness of our internal control over financial reporting, our investors could lose confidence in the accuracy and completeness of our financial reports.

In connection with the preparation of our financial statements for the year ended December 31, 2010, we and our independent auditors identified a significant deficiency relating to our internal control over income taxes. We believe we have remediated this deficiency by hiring additional personnel with tax and accounting expertise in the United States and Europe, and by completing implementation of new software tools to facilitate preparation of our tax accounting. Despite taking these measures, our internal resources and personnel may in the future be insufficient to avoid accounting errors and there can be no assurance that we will not have deficiencies in the future. Any failure to maintain adequate controls or to adequately implement required new or improved controls could harm our operating results or cause us to fail to meet our reporting obligations.

Changes in our effective tax rate could harm our future operating results.

We are subject to federal and state income taxes in the United States and various foreign jurisdictions. Our effective tax rate is affected by changes in the mix of earnings and losses in jurisdictions with differing statutory tax rates, certain non-tax deductible expenses, including those arising from the requirement to expense stock options and our ability to utilize our net operating losses and other deferred tax assets. In addition, the manner in which we conduct our operations may impact our effective tax rate. For example, we are in the process of a global restructuring plan to streamline our European operations and improve our internal controls, which we believe will result in a reduced overall effective tax rate. We may not be able to establish efficient operations, hire personnel, complete transfer pricing studies, or otherwise execute our restructuring plan in the timeframe or at the cost currently contemplated by us, which could negatively affect our effective tax rate.

In addition, current applicable U.S. and foreign tax rules and regulations and any changes to those rules and regulations could adversely affect our effective tax rate. Recently enacted changes in U.S. tax laws and regulations include limitations on the ability to claim and utilize foreign tax credits and deferral of interest expense deductions until non-U.S. earnings are repatriated to the United States. These and other changes in applicable tax rules and regulations and our ability to effectively execute our restructuring plan, could cause our effective tax rate to be higher than expected, which could harm our operating results.

We are exposed to fluctuations in currency exchange rates.

Because we conduct a significant portion of our business outside the United States but report our results in U.S. dollars, we face exposure to adverse movements in currency exchange rates, which may cause our revenue and operating results to differ materially from expectations. In addition, the results of operations of many of our internationally focused websites are exposed to foreign exchange rate fluctuations as the financial results of the applicable subsidiaries are translated from the local currency into U.S. dollars upon consolidation. A decline in the U.S. dollar relative to foreign currencies would increase our non-U.S. revenue, when translated into U.S. dollars. Conversely, if the U.S. dollar strengthens relative to foreign currencies, our revenue would be adversely affected. Our operating results could be negatively impacted depending on the amount of expense denominated in foreign currencies. Revenue in 2010 was negatively impacted by foreign currency translation of approximately $2.5 million, while revenue in 2011 was positively impacted by foreign currency translation of approximately $4.1 million. As exchange rates vary, revenue, cost of revenue, operating expenses and other operating results, when translated, may differ materially from expectations. In addition, our revenue and operating results are subject to fluctuation if our mix of U.S. and foreign currency denominated transactions and expenses changes in the future. In addition, we maintain intercompany loans and payables which are subject to translation losses due to foreign exchange fluctuation. We may enter into hedging arrangements in order to manage foreign currency translation but such activity may not completely eliminate fluctuations in our operating results.

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

As of December 31, 2011, we had six patent applications and no issued patents, and no patents may issue with respect to our current or potential patent applications. Any future patents issued to us may be challenged, invalidated or circumvented, may not provide sufficiently broad protection or may not prove to be enforceable in actions against alleged infringers. Furthermore, effective patent, trademark, copyright and trade secret protection may not be available in every country in which our products are available over the Internet. In addition, the legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain and still evolving.

We may be subject to claims that we violated intellectual property rights of others, which are extremely costly to defend and could require us to pay significant damages and limit our ability to operate.

Companies in the Internet and technology industries, and other patent and trademark holders seeking to profit from royalties in connection with grants of licenses, own large numbers of patents, copyrights, trademarks and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. We have received in the past and may in the future receive notices that claim we have misappropriated or misused other parties’ intellectual property rights. There may be intellectual property rights held by others, including issued or pending patents and trademarks, that cover significant aspects of our technologies, content, branding or business methods. Any intellectual property claim against us, regardless of merit, could be time-consuming and expensive to settle or litigate and could divert our management’s attention and other resources. These claims also could subject us to significant liability for damages and could result in our having to stop using technology, content, branding or business methods found to be in violation of another party’s rights. We might be required or may opt to seek a license for rights to intellectual property held by others, which may not be available on commercially reasonable terms, or at all. Even if a license is available, we could be required to pay significant royalties, which would increase our operating expenses. We may also be required to develop alternative non-infringing technology, content, branding or business methods, which could require significant effort and expense and make us less competitive in the online vacation rental market. If we cannot license or develop technology, content, branding or business methods for any allegedly infringing aspect of our business, we may be unable to compete effectively. Any of these results could harm our operating results.

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

As a public company, we have incurred and will incur significant legal, accounting, investor relations and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements. We also have incurred and will incur costs associated with current corporate governance requirements, including requirements under Section 404 and other provisions of the Sarbanes-Oxley Act, as well as rules implemented by the Securities and Exchange Commission, or SEC, and The Nasdaq Global Select Market, or NASDAQ. We expect these rules and regulations to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We continue to be unable to currently estimate these costs with any degree of certainty. We also expect that, as a public company, it will continue to be more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantially higher costs to obtain coverage or to accept reduced policy limits and coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as our executive officers.

We might require additional capital to support business growth, and this capital might not be available.

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new products or services or enhance our existing products or services, enhance our operating infrastructure and acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited.

Risks Related to the Ownership of our Common Stock

Our stock price may be volatile.

The market price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to, among other things, the risk factors described in this section of this Annual Report on Form 10-K, and other factors beyond our control. Factors affecting the trading price of our common stock could include:

•	variations in our operating results;

•	variations in operating results of similar companies;

•	changes in the estimates of our operating results or changes in recommendations by any securities analysts that elect to follow our common stock;

•	changes in our outlook for future operating results which are communicated to investors and analysts;

•	announcements of technological innovations, new products, services or service enhancements, strategic alliances or agreements by us or by our competitors;

•	marketing and advertising initiatives by us or our competitors;

•	the gain or loss of listings and advertising;

•	threatened or actual litigation;

•	major changes in our management;

•	recruitment or departures of key personnel;

•	market conditions in our industry, the travel industry and the economy as a whole;

•	the overall performance of the equity markets;

•	sales of shares of our common stock by existing stockholders;

•	the reports of industry research analysts who cover our competitors and us;

•	stock-based compensation expense under applicable accounting standards; and

•	adoption or modification of regulations, policies, procedures or programs applicable to our business.

Furthermore, the stock markets have experienced price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations and general economic, political and market conditions, such as recessions, interest rate changes or international currency fluctuations, may negatively affect the market price of our common stock regardless of our actual operating performance. Each of these factors, among others, could harm the value of our common stock.

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

The trading market for our common stock depends in part on the research and reports that securities analysts publish about us or our business. If one or more of the analysts who covers us downgrades our stock or publishes negative research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, we could lose visibility in the market for our stock and demand for our stock could decrease, which could cause our stock price or trading volume to decline.

The concentration of our capital stock ownership with insiders will likely limit your ability to influence corporate matters.

Our executive officers, directors, current five percent or greater stockholders and affiliated entities together beneficially own approximately 72.3% of our common stock outstanding as of December 31, 2011. As a result, these stockholders, acting together, may be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership could limit other stockholders’ ability to influence corporate matters and may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if such a change of control would benefit our other stockholders. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders.

We do not anticipate paying any dividends on our common stock.

We do not anticipate paying any cash dividends on our common stock in the foreseeable future. If we do not pay cash dividends, our stockholders could receive a return on their investment in our common stock only if the market price of our common stock has increased when they sell their shares.

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

Certain provisions under Delaware law, the provisions listed above, and other provisions included in our amended and restated certificate of incorporation and our amended and restated bylaws could discourage potential takeover attempts, reduce the price that investors might be willing to pay in the future for shares of our common stock and result in the market price of our common stock being lower than it would be without these provisions.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We lease our offices and do not own any real estate. Our principal executive offices are located at 1011 W. Fifth Street, Suite 300, in Austin, Texas, where we lease approximately 51,352 square feet of office space under a lease that expires on August 16, 2020. We lease two smaller offices in Austin, Texas as well totaling approximately 37,624 square feet where development and customer service teams work.

As of December 31, 2011, we maintained additional offices in the United States, Europe, South America and Australia. Our largest leased facilities outside of Austin, Texas include office space in Denver, Colorado; Seattle, Washington; Paris, France; Geneva, Switzerland and London, England. We also we lease space for our data center and computer servers in the United States and London, England. We believe our current and planned office facilities and data center space will be adequate for our needs for the foreseeable future.

For additional information regarding obligations under operating leases, see Note 7 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Item 3. Legal Proceedings.

From time to time, we may become involved in litigation related to claims arising from the ordinary course of our business. We believe that there are no claims or actions pending or threatened against us, the ultimate disposition of which would have a material adverse effect on us.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has been listed on the NASDAQ under the symbol “AWAY” since June 29, 2011. Prior to that date, there was no public trading market for our common stock. Our initial public offering was priced at $27.00 per share on June 28, 2011. The following table sets forth for the periods indicated the high and low sales prices per share of our common stock as reported on the NASDAQ:

	Sales Price Per Share in 2011
Year Ended December 31, 2011	Low	High
Fourth Quarter	$19.77	$38.11
Third Quarter	$30.07	$45.75

On March 23, 2012, the last reported sales price of our common stock on the NASDAQ was $25.00 per share and there were 127 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, this number is not indicative of the total number of stockholders represented by these stockholders of record.

Use of Proceeds

On July 5, 2011, we completed our initial public offering of 9,200,000 shares of common stock, at $27.00 per share, before underwriting discounts and commissions. We sold 5,931,335 shares and existing stockholders sold an aggregate of 3,268,665 shares, including 1,200,000 shares as a result of the underwriters’ exercise of their over-allotment option to purchase additional shares. The initial public offering generated net proceeds to us of approximately $146.2 million, after deducting underwriting discounts and other expenses. We did not receive any proceeds from the sale of shares by the selling stockholders.

As of December 31, 2011, we had used approximately $97.9 million of these proceeds for redemption and dividend payments to the holders of our preferred stock. There has been no material change in the planned use of proceeds from our initial public offering from that described in the final prospectus filed with the SEC pursuant to Rule 424(b) on June 28, 2011.

Dividend Policy

We have neither declared nor paid any cash dividends on our common stock and we do not expect to pay dividends on our common stock for the foreseeable future. We anticipate that all of our earnings will be used for the operation and growth of our business. Any future determination to pay dividends on our common stock would be subject to the discretion of our board of directors and would depend upon various factors, including our results of operations, financial condition and liquidity requirements, restrictions that may be imposed by applicable law and our contracts, and other factors deemed relevant by our board of directors.

Performance Graph

Notwithstanding any statement to the contrary in any of our filings with the SEC, the following information shall not be deemed “filed” with the SEC or “soliciting material” under the Securities Exchange Act of 1934 and shall not be incorporated by reference into any such filings irrespective of any general incorporation language contained in such filing.

The following graph compares the total cumulative stockholder return on our common stock with the total cumulative return of the NASDAQ Composite Index and the S&P North American Technology Internet Index during the period commencing on June 29, 2011, the initial trading day of our common stock, and ending on December 31, 2011. The graph assumes a $100 investment at the beginning of the period in our common stock, the stocks represented in the NASDAQ Composite Index and the stocks represented in the S&P North American Technology Internet Index, and reinvestment of any dividends. The S&P North American Technology Internet Index is a modified-capitalization weighted index of 28 stocks representing the Internet industry, including Internet content and access providers, Internet software and services companies and e-commerce companies. Historical stock price performance should not be relied upon as an indication of future stock price performance.

Equity Compensation Plan Information

For information regarding securities authorized for issuance under equity compensation plans, see Part III, Item 12 of this Annual Report on Form 10-K.

Item 6. Selected Financial Data.

We have derived the consolidated statements of operations data for the years ended December 31, 2011, 2010 and 2009 and the consolidated balance sheet data as of December 31, 2011 and 2010 from our audited consolidated financial statements included elsewhere in this filing. We have derived the consolidated statements of operations data for the years ended December 31, 2008 and 2007 and the consolidated balance sheet data as of December 31, 2009, 2008 and 2007 from our audited consolidated financial statements not included in this filing. To obtain further information about our historical results, including our historical acquisitions, for which results of operations are included in our consolidated financial statements beginning on the dates of acquisition, you should read the following selected consolidated financial data in conjunction with our consolidated financial statements and related notes, the information in the section of this filing titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the other financial information included elsewhere in this filing. Our historical results are not necessarily indicative of our future results.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands except per share data)
Consolidated Statements of Operations Data(1):
Revenue:
Listing	$199,457	$152,890	$115,881	$80,012	$52,947
Other	30,766	14,994	4,349	2,314	1,013

Total revenue	230,223	167,884	120,230	82,326	53,960
Costs and expenses:
Cost of revenue (exclusive of amortization shown separately below)	34,456	25,647	17,800	11,065	6,529
Product development	32,744	18,703	13,180	12,535	8,653
Sales and marketing	81,532	58,376	39,483	22,434	11,968
General and administrative	47,268	41,445	29,331	17,937	11,752
Amortization expense	11,542	9,953	9,516	9,026	8,351

Total costs and expenses	207,542	154,124	109,310	72,997	47,253

Operating income	22,681	13,760	10,920	9,329	6,707
Other income (expense):
Interest expense	—	(22)	(3)	(9,734)	(9,667)
Interest income	374	208	261	258	253
Other income (expense)	(4,384)	(3,326)	1,481	34	—

Total other income (expense)	(4,010)	(3,140)	1,739	(9,442)	(9,414)

Income (loss) before income taxes	18,671	10,620	12,659	(113)	(2,707)
Income tax (expense) benefit	(12,493)	6,314	(4,992)	(5,552)	(3,278)

Net income (loss)	6,178	16,934	7,667	(5,665)	(5,985)
Cumulative preferred stock dividends and discount accretion	(24,678)	(35,224)	(33,511)	(19,446)	(14,282)

Net loss attributable to common stockholders	$(18,500)	$(18,290)	$(25,844)	$(25,111)	$(20,267)

Net loss per share attributable to common stockholders:
Basic and diluted	$(0.31)	$(0.48)	$(0.70)	$(0.64)	$(0.53)

Weighted average number of shares outstanding:
Basic and diluted	59,549	38,143	37,172	39,081	38,574

	December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Consolidated Balance Sheet Data(1):
Cash and cash equivalents	$118,208	$65,697	$92,425	$136,085	$13,061
Working capital (deficit)	72,331	(20,484)	32,804	88,680	(32,600)
Total assets	604,631	489,742	427,095	395,645	289,768
Total liabilities	163,622	127,851	97,420	66,319	150,653
Total redeemable and convertible preferred stock	—	478,965	451,749	422,350	162,426
Total stockholders’ equity (deficit)	441,009	(117,074)	(122,074)	(93,024)	(23,311)
	December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Other Financial Data(1):
Adjusted EBITDA(2)	$66,756	$43,220	$30,568	$24,751	$17,290
Free cash flow(3)	63,994	51,461	32,345	33,896	24,139
Capital expenditures	12,978	10,396	12,617	4,485	3,219

(1)	Acquisitions of businesses we have made are included in our consolidated financial statements beginning on the dates of acquisition. Acquisitions we have made for the periods included above consist of: Abritel.fr in France in January 2007; VacationRentals.com in the United States in May 2007; OwnersDirect.co.uk in the United Kingdom in August 2007; Homelidays.com in France in January 2009; AlugueTemporada.com.br in Brazil in March 2010; BedandBreakfast.com in the United States in March 2010; Escapia, Inc. in the United States in October 2010; Instant Software in the United States in October 2010; RealHolidays.com.au in Australia in April 2011; and Second Porch, Inc. in the United States in April 2011.
(2)	We define Adjusted EBITDA as net income (loss) plus depreciation, amortization of intangible assets; interest expense, net; income tax expense (benefit); stock-based compensation expense, and net of any foreign exchange income or expense.

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA:

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Net income (loss)	$6,178	$16,934	$7,667	$(5,665)	$(5,985)
Depreciation and amortization	19,971	15,841	13,612	12,122	10,124
Stock-based compensation	23,933	13,512	5,978	3,295	459
Interest expense	—	22	3	9,734	9,667
Interest income	(374)	(208)	(261)	(258)	(253)
Foreign exchange expense (income)	4,555	3,433	(1,423)	(29)	—
Income tax expense (benefit)	12,493	(6,314)	4,992	5,552	3,278

Adjusted EBITDA	$66,756	$43,220	$30,568	$24,751	$17,290

The following table presents stock-based compensation and depreciation included in the above line items:

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Stock-based compensation:
Cost of revenue	$1,805	$861	$396	$462	$22
Product development	5,023	2,424	906	424	94
Sales and marketing	6,292	1,730	857	459	148
General and administrative	10,813	8,497	3,819	1,950	195

Total	$23,933	$13,512	$5,978	$3,295	$459

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Depreciation:
Cost of revenue	$2,703	$2,079	$1,505	$1,071	$240
Product development	1,885	1,211	817	765	811
Sales and marketing	2,763	1,605	1,110	780	268
General and administrative	1,078	993	664	480	454

Total	$8,429	$5,888	$4,096	$3,096	$1,773

(3)	We define free cash flow as our cash provided by operating activities, adjusted for cash interest expense and income, and subtracting capital expenditures. For the purpose of calculating free cash flow, we consider purchases of property, equipment, tenant improvements for our offices, and software licenses (including costs associated with internally developed software) as capital expenditures.

The following table presents a summary of cash flows:

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Cash provided by operating activities	$76,972	$61,857	$44,962	$31,746	$19,159
Cash used in investing activities	(73,502)	(81,031)	(70,962)	(8,819)	(74,763)
Cash provided by (used in) financing activities	51,630	(5,952)	(17,949)	101,513	58,564

The following table presents a reconciliation of cash provided by operating activities to free cash flow:

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Cash provided by operating activities	$76,972	$61,857	$44,962	$31,746	$19,159
Cash paid for interest	—	—	—	6,635	8,199
Capital expenditures	(12,978)	(10,396)	(12,617)	(4,485)	(3,219)

Free cash flow	$63,994	$51,461	$32,345	$33,896	$24,139

Discussion of Adjusted EBITDA and Free Cash Flow

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

•

securities analysts use Adjusted EBITDA and free cash flow as supplemental measures to evaluate the overall operating performance of companies, and we anticipate that our investor and analyst presentations will continue to include Adjusted EBITDA and free cash flow; and

•

Adjusted EBITDA excludes non-cash charges, such as depreciation, amortization and stock-based compensation, because such non-cash expenses in any specific period may not directly correlate to the underlying performance of our business operations and can vary significantly between periods.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this filing. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. These statements involve risks and uncertainties and our actual results could differ materially from those discussed below. See the “Forward Looking Statements” disclosure above for a discussion of the uncertainties, risks and assumptions associated with these statements. See also the “Risk Factors” disclosure above for additional discussion of such risks.

Overview

We operate the world’s largest online marketplace for the vacation rental industry. Our marketplace brings together millions of travelers seeking vacation rentals online with hundreds of thousands of owners and managers of vacation rental properties located in 168 countries around the world. During 2011, according to our internal metrics, our websites attracted over 496 million website visits and as of December 31, 2011, our global marketplace included more than 640,000 paid listings.

On July 5, 2011, we completed our initial public offering of 9,200,000 shares of common stock, at $27.00 per share, before underwriting discounts and commissions. We sold 5,931,335 shares and existing stockholders sold an aggregate of 3,268,665 shares, including 1,200,000 shares as a result of the underwriters’ exercise of their over-allotment option to purchase additional shares. The initial public offering generated net proceeds to us of approximately $146.2 million, after deducting underwriting discounts and other expenses incurred by the Company for the sale of common stock. We did not receive any proceeds from the sale of shares by the selling stockholders.

We made a number of key strategic investments in our business in 2011 that align with our strategy of offering more value and choice to property owners and managers by giving these property owners and managers the ability to obtain increased distribution and placement in search results by purchasing higher subscription levels. We call this tiered pricing, which we launched in the third quarter of 2011 on HomeAway.com. Tiered pricing allows property owners and managers to improve their position, or tier, in search results by subscribing for a higher tier. Property owners and managers can still purchase a base listing, which will not result in higher tier placement, or they have the option to pay more for an increase in tier placement. We believe that this strategy will enhance our ability to increase average listing prices in future periods, while keeping base prices as low as possible. Although we plan to launch tiered pricing on our other websites as well, we may use different strategies as we enter new markets and geographies or attempt to further penetrate the professional property manager market.

During 2011 we also launched a product called ReservationManager, which is currently available to our HomeAway.com and VRBO.com owners and managers in the United States. This product focuses on the key tasks involved in booking reservations. It includes a payments feature which allows owners and managers to accept credit cards and e-checks from travelers and allows us to earn revenues from ancillary products. The product is not currently available outside of the United States. We believe that adoption of this product over time will allow us to earn more revenue from ancillary products while providing a safe and secure payment mechanism for travelers. We plan to introduce new products and services for travelers, property owners and managers, which will provide further opportunities to generate revenue through our marketplace.

We believe that attracting travelers to our online marketplace is necessary to attract and retain vacation rental owners and managers. In addition to increasing the number of visitors to our websites, it is critical for us to increase the rate at which these visitors choose to book a vacation rental with our property owners and managers. To meet these challenges, we are focused on a combination of marketing tactics, including pay-per-click advertising, search engine optimization, and broad reach marketing, with a goal of driving visits to our sites as well as increasing the exposure of the vacation rental category. We are also investing in product enhancements to make it easier for travelers visiting our websites to search and find the right property, to inquire and to book their stay. We believe this will increase the travelers’ interactions with our vacation rental owners and managers, which will in turn increase the satisfaction levels of the owners and managers.

Key Financial Highlights

We have achieved significant growth since our commercial launch in 2005. Our revenue growth is attributable to our acquisitions of other online listings businesses, the organic growth in the number of listings that property owners and managers purchase from us, increases in the average revenue we receive per listing due to additional features and price increases, and the introduction of additional products and services related to our marketplace. We view our market opportunity as global and have historically generated strong cash flows. Additionally, we have had predictable financial results because of our advance payment, subscription-based model and our high annual listing renewal rates.

Key financial highlights for 2011 include the following:

•	Total revenue was $230.2 million for 2011 compared to $167.9 million for 2010, or an increase of 37.1%;

•	Percentage of total revenue coming from outside the United States was 39.8% for 2011, compared to 37.9% for 2010, and in 2011 included 37.8% from Europe and 2.0% from Latin America and Australia;

•	Listing revenues contributed 86.6% of total revenues for 2011 compared to 91.1% for 2010;

•	Organic revenue growth, which we consider to be growth for businesses that we have owned for at least 12 months, was 29.8% for 2011 compared to 28.6% in 2010;

•

Net income was $6.2 million for 2011 compared to $16.9 million for 2010; 2010 net income included the release of a deferred tax asset valuation allowance resulting in a one-time benefit of $13.4 million;

•	Cash from operating activities was $77.0 million for 2011 compared to $61.9 million for 2010, or an increase of 24.4%;

•	Adjusted EBITDA was $66.8 million for 2011 compared to $43.2 million for 2010, or an increase of 54.5%; and

•	Free cash flow was $64.0 million for 2011 compared to $51.5 million for 2010, or an increase of 24.4%.

For further discussion regarding Adjusted EBITDA and free cash flow, please see the information under the caption “Selected Financial Data” in Item 6 of this Annual Report on Form 10-K.

Acquisitions

Since our inception in 2004, we have acquired 17 businesses as part of our growth strategy. Each of these acquisitions has been accounted for using the acquisition method of accounting. Accordingly, the financial statements for these businesses have been included in our consolidated financial results since the applicable acquisition dates. The most recent acquisitions were in April 2011, when we acquired realholidays.com.au in Australia and Second Porch, Inc. in the United States. The acquisition of realholidays.com.au expanded our global presence into Australia and the acquisition of Second Porch enabled us to increase our social networking capabilities. For a listing of our acquisitions in the periods reported on in this Annual Report on Form 10-K, please see the information under the caption “Selected Financial Data.”

Our acquisitions have presented, and certain of them continue to present, significant integration challenges. They have required us to integrate new operations, offices and employees and to formulate and execute on marketing, product and technology strategies associated with the acquired businesses. In some cases, we continue to manage multiple brands and technology platforms of the acquired businesses, which has increased our cost of operations. Challenges of this nature are likely to arise if we acquire businesses in the future.

Growth Opportunities and Trends

Our ability to continue to grow our revenue will depend largely on increasing the number of paid listings, increasing revenue per listing and increasing other revenues from other products and services through our marketplace. We continually assess opportunities for strategic acquisitions. We also use indirect and direct marketing as well as telesales to reach owners and professional property managers. We believe that the growing awareness of vacation rentals, as a favorable alternative to hotels, has and will continue to support growth of our business.

Expenses

Our expenses are primarily composed of salaries and related expenses and marketing. We will continue to increase expenses across the organization to support our growth but expect our cost of revenue to remain relatively steady or grow only slightly as a percentage of revenue. We expect to incur higher expenses for sales and marketing as a percent of revenue to build our sales team to address the professional property managers and continue to build brand and category awareness. We expect to incur higher expenses for general and administrative expenses as a percentage of revenue to support expanded requirements of being a publicly traded company. We plan for our investment in capital expenditures to be consistent with 2011 spending as a percentage of revenue. We are in the process of reorganizing our corporate structure, which we believe will lower our tax expense over the longer term.

Key Business Metrics

In addition to traditional financial and operational metrics, we use the following business metrics to monitor and evaluate results.

	Year Ended December 31,
	2011	2010	2009
Paid listings, end of period	640,925	527,535	433,295
Average revenue per listing	$341	$318	$300
Renewal rate, end of period	76.8%	75.9%	72.8%
Visits to websites (in millions)	496	398	291

Paid Listings. In 2011, 2010 and 2009, 86.6%, 91.1% and 96.4% of our revenue was derived from paid listings, respectively. We regularly track paid listings as a key revenue growth indicator and to identify trends in our business and industry. From 2010 to 2011 and from 2009 to 2010, ending paid listings increased by 21.5% and 21.7%, respectively, contributing to listing revenue growth of 30.5% and 31.9%, respectively. The growth in paid listings was due to our marketing and selling new and additional listings to professional property managers, cross-selling listings to multiple websites to existing owners and managers, as well as organic growth from owners and managers who become aware of our websites and choose to market their properties. Growth in new listings is partially offset by loss of listings through attrition. As the number of paid listings increases, we believe that we will generate additional revenue while also expanding the value of the marketplace to travelers, thus increasing the likelihood that travelers will find a property that is suitable to their needs. We define a paid listing as a fee to list a property advertisement on one or more websites in our marketplace. A paid listing allows a property owner or manager to include a description of the property, along with location, pricing, availability, a specified number of photos and contact information. We also provide tools to enable them to manage their listings and rental business. Most listings are sold on a subscription basis, and some listing packages may include listings on more than one of our websites. When purchased at the same time in one bundle, we count this as one paid listing. It is possible that a specific property may be listed on more than one of our websites without indicating that the multiple listings refer to the same property. We have used various technologies to estimate the number of unique properties and are implementing systems and processes to identify the number of unique properties that comprise our paid vacation rental listings, which we estimate was 545,000 as of December 31, 2011.

Average Revenue per Listing. We believe that trends in revenue per listing, over an extended period, are important to understanding the value we bring to owners and managers, and the overall health of our marketplace. We use trends in revenue per listing, as well as trends in paid listings, in order to formulate financial projections and make strategic business decisions. At a consolidated level, increases in revenue per listing may increase our earnings or may be leveraged for future investment. The average revenue per listing may fluctuate based on the timing and nature of acquisitions, changes in our base pricing, uptake of listing enhancements, changes in the pricing of enhancements, changes in brand mix, and the impact of foreign exchange rates on our listing revenue outside of the United States.

From 2010 to 2011 and from 2009 to 2010, revenue per listing increased by 7.2% and 6.0%, respectively, which contributed to our overall listing revenue growth. We compute average revenue per listing as annualized listing revenue divided by the average of paid listings at the beginning and end of the period. The price of listings varies by website and can include various additional fees associated with listing enhancements. We have traditionally relied on increases in base pricing to increase revenue per listing but are now focused on the introduction of tiered pricing to our property owners and managers which may or may not include increases in our base price. In the third quarter of 2011, we began offering tiered pricing alternatives on HomeAway.com in the United States, which allows our property owners and managers to purchase a higher subscription level to increase the position of their listings in search results. As we implement tiered pricing on other sites, or change the prices or structure of tiered pricing, we may see an impact to listing sales in the current period with the impact on revenue seen over the length of the subscription period.

Renewal Rate. Renewal of paid subscription listings is a key driver of revenue for our business. Also, we track renewal rate in order to understand and improve upon the satisfaction of our property owners and managers and to help us more accurately estimate our future revenue and cash flows. While our overall renewal rate increased from 72.8% in 2009 to 75.9% in 2010, and then to 76.8% in 2011, renewal rates vary among our websites and can fluctuate due to a variety of factors, including customer satisfaction, changes in our processes associated with renewal activity, such as the introduction of automatic renewal, and general market conditions. The renewal rate for our subscription listings at the end of any period is defined as the percentage of those paid listings that were active at the beginning of the period that are still active as of the end of such period. We include most brands in our calculation of renewal rate. Homelidays.com and Aluguatemporada.com.br were included in the calculation beginning in 2011, and OwnersDirect and Abritel were included in the calculation starting in 2010. Subscriptions to BedandBreakfast.com and HomeAway.com.au remain excluded until we can further develop our database system. However, based on our review of other internal renewal rate data, we do not believe that the exclusion of these brands from the renewal rate calculation materially impacts the result. Property owners’ and managers’ satisfaction with our solutions is the primary driver of our renewal rate. We believe that property owners and managers measure their satisfaction with our websites based largely on the number of inquiries and rental bookings that they receive from travelers. When the underlying vacation properties are sold or taken off the market, the owner or manager has no further need for the listings, and this attrition is a natural and ongoing component of non-renewal of listings. We exclude pay-per-lead listings from our renewal rate analysis since they are not sold on a subscription basis.

Visits to Websites. We view visits to websites as a key indicator of growth in our brand awareness among users and our ability to provide our property owners and managers with inquiries from travelers. Growth in visits to websites will be driven by our marketing strategies and has an indirect impact on our financial performance. We use a variety of tools to measure visits to our websites. These tools include solutions from third parties such as Omniture, Google Analytics and eStat. We also use third-party published reports to measure our results against comparable companies; however these reports are not consistent with our internal measurements. Historically, trends in our visits data reported by comScore have been consistent with trends reflected in our internal data, although the number of visits to our websites reported by comScore has been consistently lower than the number of visits according to our internal measures. However, according to our internal measurements, visits to our websites during 2011 show significantly higher growth trends than reported by comScore. As a result, we are presenting both metrics. According to comScore’s Media Metrix Media Trend reports for the applicable time periods, visits to our websites were 216 million and 221 million for 2011 and 2010, respectively, representing a decrease of 2.3% in 2011 and an increase of 21.9% in 2010. However, according to our internal measurements using our other solutions, visits to our websites increased by 24.6% in 2011 and 37.1% in 2010.

Key Components of Our Results of Operations

Revenue

We derive most of our revenue from paid listings from our property owners and managers. Our customers generally pay for their listings at the beginning of the listing term, and revenue is recognized monthly over the term of the listing, which is generally one year. We offer pay-for-performance listings to professional property managers, which represented 1.2% of our revenue in 2011. This offering is generally taken when a property manager has a marketing budget that is allocated over many managed properties. They can elect to list more properties and pay us each month for the number of inquiries that are generated. We expect to offer more opportunities for pay-for-performance in the future, primarily to meet the needs of our customers who are professional property managers.

To date, our primary source of new property listings has been through the use of search engines such as Google, where property owners and managers search to find vacation rental listings websites. In addition, word-of-mouth referrals, primarily from existing property owners and managers that have been successful in renting their vacation rentals or travelers who have been successful in finding a property to rent using our websites, are another source for new listings. We have an inside sales organization for professional property managers.

We believe that in order to grow our revenue in the future, it will be important to introduce new features and functionality for our property owners and managers, allowing us to keep base prices low while offering expanded distribution and search placement for additional fees. It will also be important for us to continually improve the functionality of our sites to attract a large audience of travelers to help ensure our owners and managers receive sufficient inquiries and bookings.

Deferred revenue consists of payments received from sales of listings in excess of the revenue that we have recognized from the same listings, sales from hosted software solutions and related maintenance for which the estimated period of the hosting relationship is longer than one year and the portion of gift card sales, which we estimate will never be used. Deferred revenue increases as a result of new listings and decreases as a result of the recognition each month of the pro-rata share of revenue from cash collected in previous periods. We expect an increase in deferred revenue as we grow our core listing business, subject to the same seasonality as the rest of the business.

We also earn revenues from the sales of Internet display-based advertising on our websites, property management software licenses and related maintenance, gift cards, and commissions for online reservations. In addition, we offer other services to property owners, managers and travelers that result in revenues and royalties, such as our Carefree Rental Guarantee, travel insurance and property damage protection. We expect revenues and royalties from these products and services to increase as more owners begin to use our ReservationManager and payments platform, thus allowing us the opportunity to offer these products to travelers who have booked a reservation.

Costs and Expenses

A large component of our costs and expenses consists of personnel costs. Personnel costs include salaries, benefits, bonuses and related expenses, including stock-based compensation. We grew from 386 employees at December 31, 2008 to 935 at December 31, 2011. We expect that personnel costs will be higher in absolute dollars in 2012 than in 2011 based on an expected increase in the number of employees in 2012.

Cost of Revenue. Cost of revenue consists of customer service personnel and web-hosting personnel costs, merchant fees charged by credit card processors, and costs associated with the hosting of our websites. Personnel costs include salaries, benefits, bonuses and related expenses, including stock-based compensation. To the extent that the number of paid listings on our marketplace grows, we intend to invest additional resources in customer service systems and personnel. Our customer service personnel help our property owners and managers use our websites to list their properties, answer their questions, and perform listing reviews and other processes as a part of our efforts to ensure quality, trust and security. Our merchant fees are based on a contractual rate per transaction and will increase in absolute dollars as sales of listings increase, but in the coming year we expect for them to remain relatively constant and commensurate with 2011 levels, as a percentage of revenue. In general, as we add more features and functionality to our websites and anticipate an increase in the number of travelers accessing our websites, we will increase our spending on hardware and software required for hosting. However, we expect such spending in the coming year to remain at 2011 levels as a percentage of revenue.

We view the operation of our websites as a foundation upon which different revenue streams are generated. Cost of revenue as described above, which includes the cost of customer service personnel, web hosting and merchant fees, directly supports our listing revenue, which was 86.6%, 91.1% and 96.4% of total revenue in 2011, 2010 and 2009, respectively. These same expenses support the overall operation of our websites and therefore our other revenue. There are no other material distinct costs of revenue for any period presented. The reporting of cost of revenue as one category in our consolidated financial statements is consistent with the manner in which we manage our business.

Product Development. Product development expenses consist primarily of personnel costs, third-party contracting and consulting fees associated with our research and development of new services, expenses associated with improvements to, and maintenance of, existing services, and depreciation. We have historically focused our product development efforts on increasing the functionality and enhancing the ease of use of our websites, both for property owners and managers and for travelers. We intend to increase our technology and product resources by hiring additional personnel in future periods as we anticipate an increase in the number of listings and develop new features and products. We expect these additional investments to cause our product development expenses to increase in absolute dollars in the coming year, but remain flat or slightly lower as a percentage of revenue, compared to 2011.

Sales and Marketing. Sales and marketing expenses consist primarily of amounts paid for pay-per-click, or PPC, online advertising, broad reach advertising, personnel costs for our marketing, search engine optimization, or SEO, sales staff, and consulting and other services firms fees, expenses associated with email marketing programs, and public relations expenses and depreciation. We utilize PPC advertising primarily to increase the number of travelers to our websites who are seeking properties in specific geographical areas in order to increase the number of inquiries regarding vacation rentals. Our sales and marketing team also focuses on increasing the placement of our websites in search rankings on Google, Bing and other search engines, which results in owner, manager and traveler acquisition at relatively little incremental expense. We intend to significantly increase our sales expense to drive additional listing sales to professional property managers and increase marketing efforts to support our new products, increase the traffic to our websites and increase overall brand awareness. We expect our marketing and sales expenses to increase in absolute dollars, but to remain relatively stable as a percentage of revenue in the coming year.

General and Administrative. General and administrative expenses consist of personnel costs for our executive, finance and accounting, and management information systems personnel, professional fees for legal, audit, and other consulting services, allocated facility expenses, depreciation and other corporate overhead expenses. We expect to increase headcount to support our anticipated growth, which will result in an increase in other expenses, such as facilities, office and travel. We also expect to incur incremental costs associated with operating as a public company, including increases in our finance, accounting and legal personnel, additional consulting, legal and audit fees, insurance costs, board of directors’ compensation, and costs associated with compliance with the Sarbanes-Oxley Act and other requirements. As a result, we expect our general and administrative expenses to increase in both absolute dollars and as a percentage of revenue in the coming year.

Depreciation

Property and equipment, office tenant improvements and software licenses are recorded at cost and are depreciated using the straight-line method over their estimated useful lives. Equipment and computer hardware are depreciated over three years and furniture and fixtures over five to ten years. Leasehold improvements are recorded at cost and amortized over the shorter of the term of the related lease or the estimated life of the leasehold improvement. We allocate depreciation to expense categories based on the relative number of employees in each category. Based on our current estimated level of capital expenditures, we expect our depreciation expense to increase in absolute dollars but to remain relatively stable as a percentage of revenue in the coming year.

Amortization

Due to our historical acquisitions, we have recorded identifiable intangible assets, which are being amortized over their estimated useful lives. As a result, our amortization expense has grown as we have made acquisitions. We perform annual impairment testing of goodwill and intangibles with indefinite lives with the assistance of a third-party valuation firm, or whenever events or circumstances indicate that impairment may have occurred. We expect our amortization expenses to remain consistent in absolute dollars in 2012, compared to 2011, but to decrease as a percentage of revenue in the coming year. Amortization expense will depend on our future acquisition activity.

Other Income (Expense)

Interest expense is offset by interest earned on our excess cash, which is invested in short-term instruments. In 2009, we had operations in the United States, the United Kingdom, France and Germany. In 2010, we expanded operations to Brazil and Switzerland. In 2011, we expanded operations to Australia and Spain. As a result of operating in multiple countries, we incur gains and losses on foreign currency transactions, primarily related to the valuation of intercompany loans and short-term advances.

Income Taxes

We accrue federal, state, and foreign income taxes at the applicable statutory rates adjusted for certain items, including non-deductible expenses, the most significant of which are stock-based compensation, tax credits, changes in our reserves for uncertain tax positions and changes in our deferred tax asset valuation allowance.

Historically, we have generated most of our current taxable income outside of the United States. In 2011, we paid corporate income taxes associated with our operations in several states within the United States and in France, the United Kingdom, Germany and Brazil. We will continue to expand our business outside of the United States and we will become subject to further taxation based on foreign statutory tax rates in those jurisdictions where we operate, and our effective tax rate may fluctuate as a result. In the United States, we have a net operating loss carryforward, or NOL, which increases our cash flows by lowering our current income tax expense. Our NOL was created from operating losses in previous years, as well as tax deductions for the amortization of intangibles resulting from our U.S. asset acquisitions.

During 2011, our effective tax rate was 66.9%. Our effective tax rate in recent periods differed from our anticipated long-term effective tax rate, due to the impact of foreign tax rates, as well as non-deductible charges for stock-based compensation and tax credits. As a result of our historical losses generated in the United States as well as NOLs acquired in the acquisition of Escapia, Inc., we had federal NOLs of approximately $15.3 million and $29.0 million as of December 31, 2011 and 2010, respectively. We had state NOLs of approximately $348,000 and $449,000 as of December 31, 2011 and 2010, respectively. Additionally, we had foreign NOLs of $9.8 million as of December 31, 2011, and $2.4 million as of December 31, 2010. Our mix of foreign versus U.S. income, our ability to generate tax credits and our incurrence of any non-deductible expenses will likely cause our effective tax rate to fluctuate in the future.

Critical Accounting Policies and Estimates

Our consolidated financial statements include the accounts of our U.S.-based operations and our U.K., France, Germany, Brazil, Netherlands, Spain, Australia and Switzerland-based subsidiaries. Our consolidated results are prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. To the extent there are material differences between these estimates and our actual results, our consolidated financial statements will be affected.

Our significant accounting policies are described in Note 2 to the accompanying consolidated financial statements included, and, of those policies, we believe that the accounting policies discussed below involve the greatest degree of complexity and exercise of judgment by our management. The methods, estimates and judgments that we use in applying our accounting policies have a significant impact on our results of operations particularly in the areas of business combination and taxes. Accordingly, we believe the policies described below are the most critical for understanding and evaluating our financial condition and results of operations.

Revenue Recognition

We derive the majority of our revenue from the sale of vacation rental listings. A majority of payments are received in advance of services being rendered and, therefore, are recorded as deferred revenue and recognized ratably over the contractual listing period. Revenue from performance-based vacation rental listings is generated on a fixed fee-per-inquiry by a traveler, as stated in the agreement with the property manager, and is recognized monthly as the inquiries are delivered.

We offer additional features for additional fees with the sale of vacation rental listings on our websites, including increased numbers of photos per listing and increased distribution on more than one of our websites. Revenue increases when a customer pays for additional photos to advertise their listing and when a customer pays for expanded distribution on more than one of our websites. Additional fees for these added features increase our average revenue per listing. The additional features purchased are generally delivered over the same period as the customer’s base subscription and are thus recognized as revenue over the same subscription period. Such additional features are not considered to be separate units of accounting because the services generally do not have value independent of the base subscription and the services generally are delivered over the same period as the base subscription, resulting in revenue recognition over the same period.

Internet display-based online advertising revenue is generated primarily from advertisements appearing on our websites. In determining whether an arrangement for our advertising services exists, we ensure that a binding arrangement is in place, such as a standard insertion order or a fully executed customer-specific agreement. Revenue is recognized when earned—generally when an impression is delivered, a user clicks on an ad, when a graphic ad is displayed or every time a website visitor clicks through an ad and performs another specified action.

We sell gift cards with no expiration dates to travelers and do not charge administrative fees on unused cards. There is a portion of the gift card obligation that, based on historical redemption patterns, will never be used or required to be remitted to relevant jurisdictions, or breakage. At the point of sale, we recognize breakage as deferred income and amortize that over 48 months based on historical redemption patterns. We also record commission revenue for each gift card sale over the same 48-month redemption period.

We earn a commission for online reservations revenue calculated as a percentage of the value of the reservation. This revenue represented less than 1.0% of our total revenue in 2011 and is included in other revenue in our consolidated statement of operations.

Through our professional software for bed and breakfasts and professional property managers, we make selected, online bookable properties available to online travel agencies and channel partners. We receive a percentage of the transaction value or a fee from the property manager for making this inventory available, which is recognized when earned. This revenue is included in other revenue in our consolidated statement of operations.

In 2010 we acquired professional property manager software businesses, Instant Software, Inc. and Escapia, Inc., as well as software products for innkeepers in our acquisition of BedandBreakfast.com, which we now offer on our HomeAway Software for Professionals website. We derive a component of revenue from the licensing of software products and from the sale of maintenance agreements and from the sale of hosted software solutions. For software license sales, typically one year of maintenance is included as part of the initial purchase price of the bundled offering and annual renewals of the maintenance component of the agreement follow in subsequent years.

Because software is usually sold with maintenance, the amount of revenue allocated to the software license is determined by allocating the fair value of the maintenance and subtracting it from the total invoice or contract amount. Vendor-specific objective evidence, or VSOE, of the fair value of maintenance services is determined by the standard published list pricing for maintenance renewals since we generally charge list prices for maintenance renewals. In determining VSOE, we require that a substantial majority of the selling prices for maintenance services fall within a reasonably narrow pricing range.

Sales of hosted software solutions are generally for a one-year period. Revenues are recognized on a ratable basis over the contract term. Certain of the implementation services related to the hosting services are essential to the property manager’s use of the hosting services. For sales of these hosting services where we are responsible for implementation, we recognize implementation revenue ratably over the estimated period of the hosting relationship.

We have and will continue to enter into agreements with companies that provide our owners with the ability to accept credit cards and other electronic forms of payments. In these arrangements, we earn and collect royalties from the processors. Other fees from owners, such as translation and reservation services, are recognized when earned.

Business Combinations

Since our inception in 2004, we have acquired 17 businesses. The purchase prices of acquired businesses have been allocated to the tangible and intangible assets acquired and liabilities assumed, based upon their estimated fair value at the date of purchase. The difference between the purchase price and the fair value of the net assets acquired is recorded as goodwill.

Most of the businesses we have acquired did not have a significant amount of tangible assets. We identified the following identifiable intangible assets in each acquisition: trade name, customer relationships and internal software. Each valuation of intangible assets generally used similar assumptions since most of the businesses acquired were substantially the same and were acquired simultaneously, in some cases, or within a short time period of each other. In making other assumptions on valuation and useful lives, we considered the unique nature of each acquisition. As of December 31, 2011, we had $61.5 million in intangible assets (net of accumulated amortization) and $301.0 million in goodwill.

There are three basic approaches to determining fair value of an asset: the income approach, the market approach and the cost approach. We utilized a third-party valuation firm to assist us in the valuation of the acquired intangibles and the resulting allocation of purchase price for all acquisitions. For trade name valuation, we used the relief from royalty method, which is a hybrid of the income and market approaches; for customer relationships we used the excess earnings method, a form of the income approach.

Application of these approaches involves the use of estimates, judgment and assumptions, such as future cash flows and selection of comparable companies. Future changes in our assumptions or the interrelationship of those assumptions may negatively impact future valuations. In the future, measurements of fair value and adverse changes in discounted cash flow assumptions could result in an impairment of goodwill or intangible assets that would require a non-cash charge to the combined consolidated statements of operations and may have a material effect on our financial condition and operating results.

Our definite-lived intangible assets, including trade names, internal software, customer relationships, and non-compete agreements are recorded at cost less accumulated amortization. These definite-lived intangibles are amortized using a method that reflects our best estimate of the pattern in which the economic benefit of the related intangible asset is utilized. Intangible assets deemed to have indefinite useful lives, such as certain trade names, are not amortized and are subject to annual impairment tests or whenever events or circumstances indicate impairment may have occurred. Impairment exists if the carrying amount of the intangible asset is not recoverable and the carrying amount exceeds its fair value.

Tests for impairment of goodwill are performed on an annual basis, or at any other time, if events occur or circumstances indicate that the carrying amount of goodwill may not be recoverable. We evaluated goodwill for impairment as of October 1, 2011 and determined that goodwill was not impaired.

Under new accounting guidance adopted for fiscal 2011, we evaluate qualitative factors (including macroeconomic conditions, industry and market considerations, cost factors, and overall financial performance) to determine whether it is necessary to perform the first step of the two-step goodwill test. This step is referred to as the “Step 0 analysis”. If it is determined that it is more likely than not (a likelihood of more than 50% impairment) that the fair value of a reporting unit is less than its carrying amount, then the entity will need to proceed to the first step (“Step One”) of the two-step goodwill test. In evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, relevant events and circumstances as discussed above shall be assessed. If, after assessing the totality of events or circumstances, an entity determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then the first and second steps of the impairment test are unnecessary.

Circumstances that could trigger an impairment test include but are not limited to: a significant adverse change in the business climate or legal factors; adverse cash flow trends; an adverse action or assessment by a regulator; unanticipated competition; loss of key personnel; decline in stock price; and results of testing for recoverability of a significant asset group within a reporting unit. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recorded. We determined that no triggering event occurred during the year ended December 31, 2011.

As of October 1, 2011, we evaluated goodwill using a “Step 0 analysis” and determined that it was more likely than not (a likelihood of more than 50% impairment) that the fair value of our sole reporting unit exceeded its carrying amount by a substantial margin. As of October 1, 2010, to determine the fair value of the sole reporting unit under Step One, we primarily relied upon a discounted cash flow analysis which required significant assumptions and estimates about future operations, including judgments about expected revenue growth and operating margins, and timing and amounts of expected future cash flows. The cash flows employed in the discounted cash flow analysis were based on financial forecasts developed internally by management. The enterprise fair value we used was derived from valuations utilizing a blending of both the income approach, whereby current and future estimated discounted cash flows were utilized to calculate an operating value on a controlling interest basis, and the market approach, whereby comparable company results are used to derive a fair value of the sole reporting unit.

The determination of whether or not goodwill or indefinite lived intangible assets have become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the value of the reporting unit or intangible assets. Changes in our strategy and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of goodwill or intangible assets.

Stock-Based Compensation

We have stock-based compensation plans which allow for the issuance of stock-based awards, including stock options, restricted stock units and restricted stock awards. We account for stock-based compensation expense by amortizing the fair value of each stock-based award expected to vest over the requisite service or performance period. The fair value of restricted stock activity is based on the closing price of our common stock on the date of grant. The fair value of each stock option award is calculated on the date of grant using the Black-Scholes option-pricing model.

The Black-Scholes model requires various assumptions including fair value of the underlying stock, volatility, expected option life, risk-free interest rate and expected dividends. As of each stock option grant date, we review an average of the disclosed year-end volatility of our own common stock and a group of companies that we consider peers based on a number of factors including, but not limited to, similarity to us with respect to industry, business model, stage of growth, financial risk or other factors, along with considering our future plans to determine the appropriate volatility. The expected life is based on our historical experience of similar awards, giving consideration to the contractual term of the stock-based awards, vesting schedules and expectations of future employee behavior. The risk-free interest rate is determined by reference to the United States Treasury rates with the term approximating the expected life assumed at the date of grant.

In addition, we are required to estimate the expected forfeiture rate of stock-based awards, and we only recognize expense for those awards expected to vest. We estimate the forfeiture rate based on our historical experience. To the extent the actual forfeiture rate is different from the estimate, stock-based compensation expense is adjusted accordingly. If any of the assumptions we use in estimating the fair value of awards change significantly or the actual forfeiture rate is different than the estimate, stock-based compensation expense may differ materially in the future from that recorded in the current period.

Prior to June 29, 2011, the date our common stock began trading on the NASDAQ, the fair value of common stock had been determined by the board of directors at each grant date based on a variety of factors, including arm’s-length sales of our common stock, periodic valuations of our common stock with the assistance of a third-party valuation firm, our financial position, historical financial performance, projected financial performance, valuations of publicly traded peer companies and the illiquid nature of common stock. Stock-based awards made following June 29, 2011 have a fair value based on the closing price of our common stock on the NASDAQ on the date of grant, or for restricted stock units, the date the underlying shares vest.

Income Taxes

We account for income taxes in accordance with the liability method, whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and the tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheets. We then assess the likelihood that the deferred tax assets will be recovered from future taxable income. A valuation allowance is established against deferred tax assets to the extent we believe that recovery is not likely based on the low level of historical taxable income and projections for future taxable income over the periods in which the temporary differences are deductible. Income tax expense or benefit is the current tax payable or refundable, respectively, for the period, plus or minus the change during the period in deferred tax assets and liabilities.

We have been a current taxpayer in the United Kingdom, Germany, France, Brazil, and several states in the United States. Since our inception, in the United States, we have not had any current federal tax liabilities due to tax losses incurred and carried forward.

At December 31, 2011, we had approximately $19.1 million of U.S. federal NOLs available to reduce future taxable income, $10.0 million of which is attributable to pre-acquisition losses of Escapia, and $0.7 million of which is attributable to pre-acquisition losses of Second Porch. Our NOLs will begin to expire in 2025. The

NOLs acquired from Escapia and Second Porch are subject to an annual limitation pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, due to an “ownership change,” which occurred at the time of our acquisition of the shares of that company. The NOLs attributable to the period of time before the February 1, 2005 Series A preferred stock financing transaction are also subject to an annual limitation due to the deemed ownership change that occurred upon the issuance of those shares. Accordingly, we have not recorded a benefit for approximately $0.4 million of NOLs that will expire unused. All of our NOLs could be subject to a further limitation if we experience an ownership change in future periods.

The difference between our effective income tax rate and the federal statutory rate is primarily a function of the mix of foreign versus U.S. income, the impact of foreign tax rates, uncertain tax positions and permanent differences, including stock-based compensation charges. Our future effective income tax rate will depend on various factors, such as the mix of foreign versus U.S. income, and pending or future tax law changes in the countries where we conduct business, including rate changes.

In calculating our effective tax rate, we make judgments regarding uncertain tax positions, including the timing and amount of deductions and allocations of income among various tax jurisdictions. We are required to identify, evaluate and measure all uncertain tax positions taken or to be taken on tax returns and to record liabilities for the amount of these positions that may not be sustained, or may only partially be sustained, upon examination by the relevant taxing authorities. Although we believe that our estimates and judgments are reasonable, actual results may differ from these estimates. Some or all of these judgments are subject to review by the taxing authorities.

We intend either to invest our non-U.S. earnings permanently in foreign operations or to remit these earnings to our U.S. entities in a tax-free manner. For this reason, we do not record federal income taxes on the undistributed earnings of our foreign subsidiaries.

Results of Operations

The following table presents our historical operating results as a percentage of revenues for the periods indicated.

	Year Ended December 31,
	2011	2010	2009
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue:
Listing	$199,457	$152,890	$115,881
Other	30,766	14,994	4,349

Total revenue	230,223	167,884	120,230
Costs and expenses:
Cost of revenue (exclusive of amortization shown separately below)	34,456	25,647	17,800
Product development	32,744	18,703	13,180
Sales and marketing	81,532	58,376	39,483
General and administrative	47,268	41,445	29,331
Amortization expense	11,542	9,953	9,516

Total costs and expenses	207,542	154,124	109,310

Operating income	22,681	13,760	10,920
Other income (expense):
Interest expense	—	(22)	(3)
Interest income	374	208	261
Other income (expense)	(4,384)	(3,326)	1,481

Total other income (expense)	(4,010)	(3,140)	1,739

Income before income taxes	18,671	10,620	12,659
Income tax (expense) benefit	(12,493)	6,314	(4,992)

Net income	6,178	16,934	7,667
Cumulative preferred stock dividends and discount accretion	(24,678)	(35,224)	(33,511)

Net loss attributable to common stockholders	$(18,500)	$(18,290)	$(25,844)

Net loss per share attributable to common stockholders:
Basic and diluted	$(0.31)	$(0.48)	$(0.70)

Weighted average number of shares outstanding	59,549	38,143	31,172

	Year Ended December 31,
	2011	2010	2009
Consolidated Statements of Operations as a Percentage of Revenue:
Revenue:
Listing	86.6%	91.1%	96.4%
Other	13.4	8.9	3.6

Total revenue	100.0	100.0	100.0
Costs and expenses:
Cost of revenue (exclusive of amortization shown separately below)	15.0	15.3	14.8
Product development	14.2	11.1	11.0
Sales and marketing	35.4	34.8	32.8
General and administrative	20.5	24.7	24.4
Amortization expense	5.0	5.9	7.9

Total costs and expenses	90.1	91.8	90.9
Operating income	9.9	8.2	9.1
Other income (expense):
Interest expense	—	—	—
Interest income	0.2	0.1	0.2
Other income (expense)	(1.9)	(2.0)	1.2
Total other income (expense)	(1.7)	(1.9)	1.4
Income before income taxes	8.1	6.3	10.5
Income tax (expense) benefit	(5.4)	3.8	(4 .2)

Net income	2.7%	10.1%	6.4%

Comparison of the Years Ended December 31, 2011 and 2010

Revenue

	Year Ended December 31,
	2011		2010		Change
Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Listings	$199,457	86.6%	$152,890	91.1%	$46,567	30.5%
Other	30,766	13.4	14,994	8.9	15,772	105.2

Total	$230,223	100.0%	$167,884	100.0%	$62,339	37.1%

	Year Ended December 31,
	2011		2010		Change
Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
United States	$138,574	60.2%	$104,262	62.1%	$34,312	32.9%
International	91,649	39.8	63,622	37.9	28,027	44.1

Total	$230,223	100.0%	$167,884	100.0%	$62,339	37.1%

Revenue was $230.2 million in 2011, compared to $167.9 million in 2010, an increase of $62.3 million, or 37.1%. Our U.S. revenue was $138.6 million, or 60.2% of our total revenue, in 2011, compared to $104.3 million or 62.1% of our total revenue in 2010.

Our core listing business revenue increased $46.6 million in 2011 as compared to 2010, primarily due to an increased number of new listings and an increase in revenue per listing. Paid listings increased from 527,535 at the end of 2010 to 640,925 at the end of 2011. Paid listings increased as more owners became aware of our marketplace and as we increased our efforts to increase listings from professional property managers. In addition, we added approximately 20,000 listings in Australia as part of our purchase of realholidays.com.au. Our average revenue per listing was $341 in 2011 compared to $318 in 2010, an increase of $23, or 7.2%. The increase was due to base price increases made for certain brands as well as the introduction of tiered pricing on HomeAway.com, offset by reduction in average revenue per listing as a result of lower average revenue per listing of our new Australian listings.

With respect to other revenue, software licensing and maintenance as well as other software-related revenue increased by $8.3 million in the year ended December 31, 2011 compared to the year ended December 31, 2010, primarily as a result of the acquisitions of the Instant Software and Escapia businesses, which were completed in the fourth quarter of 2010 and therefore were only part of our product offerings for two months in the year ended December 31, 2010. Advertising revenue increased by 48.3%, or $2.8 million in 2011 compared to 2010, due to improved economic conditions for online advertising in 2011, as well as changes made to our websites to better serve advertisers. Revenue from our owner reservation tool and the related merchant bank credit card royalties increased by $2.2 million in the year ended December 31, 2011 compared to the year ended December 31, 2010. We no longer offer a vacation booking service, which was part of a pilot program in 2010, and therefore revenue in this area was lower by $331,000. The balance of the increased revenue was generated from products focused on travelers, such as property damage protection and trip insurance and the Carefree Rental Guarantee, which generated increased revenues of $2.0 million in the year ended December 31, 2011, compared to the year ended December 31, 2010.

While our overall revenue growth rate for 2011 was 37.1%, our organic revenue growth rate was 29.8%.

Cost of Revenue

	Year Ended December 31,
	2011		2010		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Cost of revenue	$34,456	15.0%	$25,647	15.3%	$8,809	34.3%

Cost of revenue was $34.5 million in 2011, compared to $25.6 million in 2010, an increase of $8.8 million, or 34.3%. A large part of the increase was due to a $4.4 million increase in salaries, benefits, bonuses and related expenses (including non-cash stock-based compensation) for our customer service and web-hosting personnel. During 2011, we added 14 new customer support and web-hosting personnel and incurred a full year impact of adding 83 new customer service and web-hosting personnel in 2010. With increased customer service employees as well as increased investment in hosting equipment, we incurred a higher expense for depreciation of computer equipment, furniture and facility leasehold improvements, which increased $1.9 million, or 50.4%, during 2011. Merchant fees are generally incurred as a percentage of credit card receipts and increased by $1.2 million in 2011 compared to 2010, increasing slightly below revenue growth on a percentage basis. Direct expenses associated with web hosting increased by $716,000 as we added more computing capacity for increased growth in visits to our websites. Other increases included $381,000 in increases in software licenses and maintenance for our corporate systems.

Product Development

	Year Ended December 31,
	2011		2010		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Product development	$32,744	14.2%	$18,703	11.1%	$14,041	75.1%
Capitalized software development costs	4,737	2.1	3,467	2.1	1,270	36.6

Total product and technology costs expensed and capitalized	$37,481	16.3%	$22,170	13.2%	$15,311	69.1%

Product development expense was $32.7 million for 2011, compared to $18.7 million for 2010, an increase of $14.0 million, or 75.1%. A large part of the increase was due to an $11.5 million increase in salaries, benefits, bonuses and related expenses (including non-cash stock-based compensation), offset by an increase in capitalized software costs of $1.3 million. During 2011, we added 43 new employees in product development and incurred a full year impact of adding 58 new employees in 2010 in product development. Overall increases in headcount also drove higher facilities and depreciation expense of $1.8 million in 2011. Contracting expense increased $1.5 million in 2011 compared to 2010 due to increased use of outsourced technology resources.

Sales and Marketing

	Year Ended December 31,
	2011		2010		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Sales and marketing	$81,532	35.4%	$58,376	34.8%	$23,156	39.7%

Sales and marketing expense was $81.5 million for 2011, compared to $58.4 million for 2010, an increase of $23.2 million, or 39.7%.

Salaries, benefits, bonuses and related expenses (including non-cash stock-based compensation) increased $19.0 million due primarily to an increase in the number of our employees. During 2011, we added 95 new employees in sales and marketing, including 27 existing general and administrative employees that were redeployed as of January 1, 2011 into new roles within our sales and marketing organization to continue our focus on the growth of our business. During the year ended December 31, 2011, the related compensation costs were captured in sales and marketing, accounting for $8.4 million of the total increase of $19.0 million of compensation-related expenses during the period. Additionally, in 2011 we incurred a full year impact of adding 57 new employees in 2010 in sales and marketing.

Facilities and depreciation expenses allocated to sales and marketing increased by $2.9 million and contracting and travel expenses increased $1.8 million. Direct marketing expenses decreased by $1.4 million due to lower production costs associated with our broad reach marketing efforts offset in part by higher expenses associated with pay-per-click advertising and email campaigns to support the growth of the overall business.

General and Administrative

	Year Ended December 31,
	2011		2010		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
General and administrative	$47,268	20.5%	$41,445	24.7%	$5,823	14.0%

General and administrative expense was $47.3 million for 2011, compared to $41.4 million for 2010, an increase of $5.8 million, or 14.0%. A large part of the increase was due to a $2.6 million increase in salaries, benefits, bonuses and related expenses (including non-cash stock-based compensation). During 2011, we added 29 new employees and executives in operations, finance, human resources, and legal – after the redeployment of 27 into sales and marketing operations, the net increase was two new employees. The increase in compensation-related expenses of $2.6 million is net of a decrease of $8.4 million in compensation-related expenses due to the centralization of administrative functions as part of our integration efforts and the redeployment of employees into the sales and marketing organization, resulting in these expenses being recognized within sales and marketing rather than general and administrative in the current period. However, in 2011, we incurred a full year impact of adding 34 new employees in 2010 in general and administrative functions.

Consulting and professional fees increased $2.5 million in 2011 due to increased legal, accounting and consulting associated with the integration of our late 2010 acquisitions and the closing and integration of our 2011 acquisitions, preparation of the business for and completion of our initial public offering, implementation of our global restructuring plan, and the investigation of potential new strategic transactions. In 2011, equipment expense increased by $1.3 million, and software license and maintenance expense for our corporate systems increased by $371,000. Additionally, in 2011 we incurred $523,000 in bad debt expense relating primarily to our on-account Internet display advertising and uncollectible amounts related to online reservations made through our professional software for bed and breakfasts.

Facilities expense decreased by $599,000, travel and entertainment decreased by $381,000, and various non-income based taxes decreased by $530,000.

Amortization

	Year Ended December 31,
	2011		2010		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Amortization expense	$11,542	5.0%	$9,953	5.9%	$1,589	16.0%

Amortization expense was $11.5 million for 2011, compared to $10.0 million for 2010, an increase of $1.6 million, or 16.0%.

Amortization expense increased by $1.6 million in the year ended December 31, 2011 compared to the year ended December 31, 2010 due to the addition of identifiable intangible assets from our four acquisitions in 2010 and our two acquisitions in 2011. Also contributing to the increase are foreign exchange rate fluctuations on our intangible assets held in local currencies in France, Germany, the United Kingdom, Australia and Brazil. These increases were partially offset by a decrease in our amortization expense resulting from the expiration of identifiable intangible assets from prior acquisitions of $744,000.

Other Income (Expense)

	Year Ended December 31,
	2011		2010		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Other income (expense)	$(4,010)	(1.7)%	$(3,140)	(1.9)%	$(870)	27.7%

Other income (expense) includes approximately $4.6 million in losses from foreign currency related transactions for the year ended December 31, 2011, compared to losses of $3.4 million the previous year. These losses consist primarily of the remeasurement of intercompany loans and other assets and liabilities denominated in foreign currencies, including gains/losses recognized on forward contracts. We enter into forward contracts with the intention to offset foreign currency impact on certain of our intercompany loans. The increase in the amount of losses in 2011 was primarily caused by the weakening of the U.S. dollar and the increase in the values of foreign currency denominated transactions. These losses were partially offset by interest income of $374,000 during the year ended December 31, 2011, compared to $208,000 in the prior year.

Income Taxes

	Year Ended December 31,
	2011		2010		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Income tax (expense) benefit	$(12,493)	(5.4)%	$6,314	3.8%	$(18,807)	(297.9)%

The change in income tax (expense) benefit from a benefit of $6.3 million for the year ended December 31, 2010 to an expense of $12.5 million for the year ended December 31, 2011 is primarily related to the release of the deferred tax asset valuation allowance in the second quarter of 2010, resulting in a one-time benefit of $13.4 million in 2010, and to the increase in pre-tax earnings. In 2010, the benefit from the release of the valuation allowance was partially offset by a $2.3 million charge to record a reserve for uncertain tax positions related to an income tax audit being undertaken with respect to our subsidiaries in France.

Tax expense in 2011 contains $1.1 million in reserves associated with our global restructuring plan and other items, offset by a release of $1.0 million of reserves associated with the French audit.

Comparison of the Years Ended December 31, 2010 and 2009

Revenue

	Year Ended December 31,
	2010		2009		Change
Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Listings	$152,890	91.1%	$115,881	96.4%	$37,009	31.9%
Other	14,994	8.9	4,349	3.6	10,645	244.8

Total	$167,884	100.0%	$120,230	100.0%	$47,654	39.6%

	Year Ended December 31,
	2010		2009		Change
Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
United States	$104,262	62.1%	$70,042	58.3%	$34,220	48.9%
International	63,622	37.9	50,188	41.7	13,434	26.8

Total	$167,884	100.0%	$120,230	100.0%	$47,654	39.6%

Revenue was $167.9 million in 2010, compared to $120.2 million in 2009, an increase of $47.7 million, or 39.6%. Our U.S. revenue was $104.3 million, or 62.1% of our total revenue, in 2010, compared to $70.0 million, or 58.3% of our total revenue in 2009.

Our core listing business revenue increased $37.0 million in 2010 as compared to 2009 due to an increased number of new listings, including 24,696 new listings associated with our acquisitions of BedandBreakfast.com and AlugueTemporada.com.br. Paid listings increased from 433,295 at the end of 2009 to 527,535 at the end of 2010. Our average revenue per listing was $318 in 2010 compared to $300 in 2009, an increase of $18, or 6.0%.

With respect to other revenue, advertising revenue increased by 141.8%, or $3.4 million, due to improved economic conditions for online advertising in 2010, as well as changes made to our websites to better serve advertisers. Our 2010 acquisitions contributed $3.1 million in revenue from software and $1.3 million from the sale of gift cards. Also, revenue from products such as the owner reservation tool and related merchant bank credit card royalties increased by $1.7 million. Making up the majority of the balance was an increase in revenue from the “Carefree Rental Guarantee” of $564,000 and an increase in royalties and commissions from bookings of $463,000.

Of the total revenue increase in 2010, $12.6 million was related to our acquisitions of BedandBreakfast.com, AlugueTemporada.com.br, Instant Software and Escapia during that year. While our overall revenue growth rate for 2010 was 39.6%, our organic revenue growth rate was 28.6%.

Cost of Revenue

	Year Ended December 31,
	2010		2009		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Cost of revenue	$25,647	15.3%	$17,800	14.8%	$7,847	44.1%

Cost of revenue was $25.6 million in 2010, compared to $17.8 million in 2009, an increase of $7.8 million, or 44.1%. A large part of the increase was due to a $3.4 million increase in salaries, benefits, bonuses and related expenses (including non-cash stock-based compensation) for our customer service and web-hosting personnel. During 2010, we added 80 new customer support personnel and three additional personnel to support our website hosting operations. With increased customer service employees as well as increased investment in hosting equipment, we incurred a higher expense for depreciation of computer equipment, furniture and facility leasehold improvements, which increased $573,000, or 38.1%, during 2010. Merchant fees are generally incurred as a percentage of credit card receipts and increased by $1.2 million, in line with revenue growth. Expenses associated with web hosting increased by $724,000 as we added more computing capacity for increased growth in visits to our websites. Other increases included $764,000 in third-party contracting costs, as well as increases in software licenses and maintenance.

Product Development

	Year Ended December 31,
	2010		2009		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Product development	$18,703	11.1%	$13,180	11.0%	$5,523	41.9%
Capitalized software development costs	3,467	2.1	2,130	1.8	1,337	62.8

Total product and technology costs expensed and capitalized	$22,170	13.2%	$15,310	12.7%	$6,860	44.8%

Product development expense was $18.7 million for 2010, compared to $13.2 million for 2009, an increase of $5.5 million, or 41.9%. A large part of the increase was due to a $5.3 million increase in salaries, benefits, bonuses and related expenses (including non-cash stock-based compensation), offset by an increase in capitalized software costs of $1.3 million. During 2010, we added 58 new employees in product development. Contracting expense increased $946,000 in 2010 compared to 2009 due to increased use of outsourced technology resources.

Sales and Marketing

	Year Ended December 31,
	2010		2009		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Sales and marketing	$58,376	34.8%	$39,483	32.8%	$18,893	47.9%

Sales and marketing expense was $58.4 million for 2010, compared to $39.5 million for 2009, an increase of $18.9 million, or 47.9%. Marketing expenses increased by $12.5 million due to higher expenses associated with pay-per-click advertising and email campaigns to support the growth of the overall business, media and related costs associated with our 2010 broad reach marketing campaign, production costs incurred in relation to our 2011 broad reach marketing campaign and marketing costs associated with our new acquisitions in 2010.

Salaries, benefits, bonuses and related expenses (including non-cash stock-based compensation) increased $5.3 million due primarily to an increase in the number of our employees. During 2010, we added 57 new employees in sales and marketing. Depreciation expense allocated to sales and marketing increased by $495,000.

General and Administrative

	Year Ended December 31,
	2010		2009		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
General and administrative	$41,445	24.7%	$29,331	24.4%	$12,114	41.3%

General and administrative expense was $41.4 million for 2010, compared to $29.3 million for 2009, an increase of $12.1 million, or 41.3%. During 2010, the complexity of our organization increased due to the three acquisitions in the United States, one acquisition in Brazil and the overall growth of the businesses, as well as an increase in strategic projects. A large part of the increase was due to a $7.7 million increase in salaries, benefits, bonuses and related expenses (including non-cash stock-based compensation). During 2010, we added 34 new employees and executives in operations, finance, human resources, and legal. In addition to the normal non-cash charge for stock compensation expense associated with new and current employees, we incurred a one-time charge of $550,000 associated with the acceleration of option vesting for our former chief operating officer. Consulting and professional fees increased $1.7 million in 2010 due to increased accounting, tax and legal fees associated with our global restructuring plan, preparation of the business for a potential public offering and support of our acquisition activity. Software license and maintenance expense for our corporate systems increased by $606,000, facilities expense increased by $594,000, various non-income based taxes increased by $540,000, and travel and entertainment increased by $287,000. Although most general and administrative expenses increased with the growth of the business, we lowered our reserves for our “Carefree Rental Guarantee” and our “Basic Rental Guarantee” as a result of lower expected claims obligations and changes in our guarantee programs, which resulted in a $638,000 lower expense compared to 2009.

Amortization

	Year Ended December 31,
	2010		2009		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Amortization expense	$9,953	5.9%	$9,516	7.9%	$437	4.6%

Amortization expense was $10.0 million for 2010, compared to $9.5 million for 2009, an increase of $437,000, or 4.6%. Amortization is recorded for our identifiable intangible assets, largely consisting of intangible assets acquired in our business combinations. Decreases in our amortization expense resulted from the expiration of identifiable intangible assets’ useful lives. In 2010, the decrease in amortization resulting from reaching the end of specific identifiable assets’ useful lives was offset by increased amortization associated with our four acquisitions during the year.

Other Income (Expense)

	Year Ended December 31,
	2010		2009		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Other income (expense)	$(3,140)	(1.9)%	$1,739	1.4%	$(4,879)	(280.6)%

We recorded $3.4 million in losses from foreign currency denominated transactions for the year ended December 31, 2010 compared to gains of $1.4 million the previous year. During 2010, the Euro and GBP lost value against the U.S. dollar, which resulted in the foreign currency losses on certain intercompany loans. We earned interest income of $208,000 during the year ended December 31, 2010, compared to $261,000 in the prior year. Interest expense was immaterial for the years ended December 31, 2009 and 2010.

Income Taxes

	Year Ended December 31,
	2010		2009		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Income tax (expense) benefit	$6,314	3.8%	$(4,992)	(4.2)%	$11,306	226.5%

The change in income tax (expense) benefit from an expense of $5.0 million for the year ended December 31, 2009 to a benefit of $6.3 million for the year ended December 31, 2010 is primarily related to the release of the deferred tax asset valuation allowance in the second quarter of 2010, resulting in a one-time benefit of $13.4 million. The release of the valuation allowance was based on our conclusion that it is more likely than not that we will generate sufficient future ordinary taxable income to realize our deferred tax assets. Our conclusion regarding the sufficiency of our forecast was based on four consecutive quarters of historical cumulative earnings over the preceding three-year period, as well as positive earnings trends. Additionally, our advance payment, subscription-based model and high annual listing renewal rates allow for some predictability of future earnings. There can be no assurance that we will meet our expectations of future taxable income. If we do not meet our expectations of future taxable income, we may be required to reinstate all or part of the valuation allowance on our deferred tax assets. Such an occurrence could materially adversely affect the results of our operations and financial condition.

The benefit from the release of the valuation allowance in 2010 was partially offset by a $2.3 million charge to record a reserve for uncertain tax positions related to an income tax audit being undertaken with respect to our subsidiaries in France.

Seasonality and Quarterly Results

Our operating results may fluctuate for a variety of reasons, including seasonal factors and economic cycles that influence the vacation travel market. Property owners and managers tend to buy listings at times when travelers are most likely to make vacation plans. The timing depends on whether travelers are taking a winter or summer vacation and tends to vary by country. Historically, we have experienced the highest level of new and renewed listings in the first quarter of the year, which is typically when travelers are making plans for summer vacations in the United States and Europe. The lowest level of new listings and renewals has occurred in the third quarter. By the fourth quarter, we typically see property owners and managers of winter vacation destinations list and renew in time to meet the needs of travelers planning those trips. Other vacation areas outside of the United States and Europe, such as Brazil and Australia, also have seasonality, but the seasonality may not be reflected in the same quarters.

This cyclicality may not be seen as prominently in our revenue due to the ratable recognition of listing revenue. However, the seasonality results in higher cash flows during the first quarter as most listings are annual and fully paid at the time the listing is purchased. As we introduce new products for property owners, managers and travelers, the seasonality of those transactions may vary from the seasonality of our listing sales. We also experience seasonality in the number of visitors to our websites, also with the first quarter having the highest number of visitors. This is reflected in our quarterly financial results when we add customer service staff and hosting capabilities to support the increase.

Our operating results may fluctuate due to a variety of factors, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful and historical results may not be indicative of future performance.

Liquidity and Capital Resources

From our incorporation in 2004 until December 31, 2011, we financed our operations and acquisitions primarily through private placements of our capital stock and bank borrowings, which have been fully repaid, and from cash flows from operations. On July 5, 2011, we completed our initial public offering, which generated net proceeds of approximately $146.2 million, after deducting underwriting discounts and other expenses incurred for the sale of our common stock. As of December 31, 2011, our cash, cash equivalents and short-term investments totaled $184.0 million, compared to $77.5 million and $104.7 million at December 31, 2010 and 2009, respectively. At December 31, 2011, this amount included assets held in certain of our foreign operations totaling approximately $63.8 million. If these assets were distributed to the U.S., we may be subject to additional

U.S. taxes in certain circumstances. We actively monitor the third-party depository institutions and money market funds that hold these assets, primarily focusing on the safety of principal and secondarily maximizing yield on these assets. We diversify our cash and cash equivalents and investments among various financial institutions and money market funds in order to reduce our exposure should any one of these financial institutions or money market funds fail or encounter difficulties. To date, we have not experienced any material loss or lack of access to our invested cash, cash equivalents or short-term investments; however, we can provide no assurances that access to our invested cash, cash equivalents or short-term investments will not be impacted by adverse conditions in the financial markets. We have funds in our operating accounts that are deposited with third party financial institutions. These balances in the U.S. may exceed the Federal Deposit Insurance Corporation (FDIC) insurance limits. While we monitor the cash balances in our operating accounts, these cash balances could be adversely impacted if the underlying financial institutions fail and could be subject to other adverse conditions in the financial markets.

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Consolidated Statements of Cash Flow Data:
Net cash provided by operating activities	$76,972	$61,857	$44,962
Net cash used in investing activities	(73,502)	(81,031)	(70,962)
Net cash provided by (used in) financing activities	51,630	(5,952)	(17,949)
Effect of exchange rate changes on cash	(2,589)	(1,602)	289
Net increase (decrease) in cash and cash equivalents	52,511	(26,728)	(43,660)
Cash and cash equivalents at beginning of period	65,697	92,425	136,085

Cash and cash equivalents at end of period	$118,208	$65,697	$92,425

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $77.0 million, $61.9 million and $45.0 million in the years ended December 31, 2011, 2010 and 2009, respectively.

A key driver of our cash from operations is the upfront collection of fees for new and renewed subscriptions. In 2011, cash was generated primarily through an increase in new and renewed listing subscriptions, resulting in higher upfront collection of listing fees and increased deferred revenue of $16.4 million. In 2011, we generated net income of $6.2 million. Included in our net income was depreciation expense of $8.4 million, amortization expense of $11.5 million, non-cash stock-based compensation expense of $23.9 million, and an increase in non-cash deferred income taxes of $8.6 million. Net income, excluding these non-cash reductions, contributed $58.7 million to cash provided by operating activities during 2011.

In 2010, cash was generated through net income of $16.9 million, adding back depreciation and amortization of $15.9 million, stock compensation expense of $13.5 million, and an increase in deferred revenue of $20.7 million. Also contributing to positive cash flows was an increase in deferred rent and other current liabilities of $5.4 million. These increases were offset by a reduction in deferred income taxes of $11.4 million and an increase in accounts receivable and other assets totaling $5.1 million.

In 2009, cash was generated through net income of $7.7 million, adding back depreciation and amortization of $13.6 million, stock compensation expense of $6.0 million, and an increase in deferred revenue of $12.6 million. We recognized $2.8 million in deferred rent expense associated with our headquarters in Austin. In addition, we increased our deferred income taxes and accrued expenses.

The growth in our number of paid listings, the impact of other revenue and expenses, the timing and amount of future working capital changes and tax payments will affect the future amount of cash used in or provided by operating activities.

Net Cash Used in Investing Activities

Net cash used in investing activities was $73.5 million, $81.0 million and $71.0 million in the years ended December 31, 2011, 2010 and 2009, respectively. Our investing activities reflect the acquisitions we have made, as well as capital expenditures and changes in our short-term investments.

In 2011, we invested $4.7 million, net of cash acquired, for the acquisitions of realholidays.com.au and Second Porch, Inc. Capital expenditures were $13.0 million and included $4.7 million in capitalized software development costs. The remaining amount of capital expenditures was comprised of computer equipment and software, furniture and tenant improvements for facilities. We purchased $66.2 million of short-term investments and received proceeds from the sale of short-term investments during the year of $11.7 million.

In 2010, we completed four acquisitions, which resulted in a total cash investment of $70.5 million, net of cash acquired. Capital expenditures were $10.4 million and included $3.5 million in capitalized software development costs. The remaining amount of capital expenditures was comprised of computer equipment and software, furniture and tenant improvements for facilities. We purchased $86.9 million of short-term investments and received proceeds from the sale of short-term investments during the year of $87.3 million.

In 2009, we invested $45.9 million, net of cash acquired, related to the purchase of Homelidays. Capital expenditures were $12.6 million and included $2.1 million in capitalized software development costs. The remaining amount of capital expenditures was comprised of computer equipment and software, furniture and tenant improvements for facilities. We purchased $10.0 million of short-term investments during the year.

As our business expands, we expect to invest in new computers and software for employees, for product development and to support the hosting of our websites. As we expand our facilities, we intend to purchase furniture and fixtures and invest in leasehold improvements. We may have acquisitions in the future that could have a material impact on our cash flows and operations. Our planned capital expenditures are not expected to exceed $18.0 million in 2012.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities was $51.6 million in the year ended December 31, 2011, compared to net cash used in financing activities of $6.0 million and $17.9 million in the years ended December 31, 2010 and 2009, respectively.

Cash provided by financing activities in 2011 was comprised of $146.2 million of proceeds we received from the sale of shares of our common stock by us in our initial public offering, net of underwriting discount and offering expenses. We did not receive any proceeds from the sale of shares by the selling stockholders in our initial public offering. With the proceeds of the offering, we redeemed our outstanding shares of Series A and B preferred stock, for $55.8 million and $9.2 million, respectively, as well as paid in full all accrued but unpaid dividends on our outstanding shares of Series C preferred stock, which totaled $32.9 million. Additionally, cash received from the exercise of employee stock options in 2011 was $4.0 million.

In October 2008, we raised $249.4 million, net of issuance costs, through the sale of 15,305,217 shares of Series D preferred stock. In 2008, we repaid in full our bank debt of $98.4 million and implemented a one-time stock buyback program. As part of this program, stockholders and option holders could sell back to us up to 20% of their vested shares. The net cash outlay for the program totaled $48.9 million in December 2008 and $17.9 million in 2009. In 2010, we redeemed certain Series A and B preferred shares totaling $3.9 million and paid preferred stock dividends totaling $4.1 million.

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

Due to the nature of this risk, credit card companies have required from time to time, and may require in the future, that we set aside additional collateral or cash reserves. As of December 31, 2011, we had £1.5 million on deposit in the United Kingdom, €135,000 on deposit in Germany and $150,000 on deposit in the United States for this purpose. We also guarantee £5.0 million to a bank for one of our subsidiaries in the United Kingdom in lieu of establishing cash reserves related to processing of credit cards.

We have $312,000 in restricted cash to collateralize a letter of credit related to our Austin, Texas headquarters lease and $550,000 held in restricted cash to protect the bank from default on credit cards used in our operations and 200,000 Swiss francs in restricted cash to support a bank guarantee related to our new European headquarters lease in Geneva, Switzerland. As we enter into new leases and as we make changes to our credit card merchants and acquiring banks, we may have increases to restricted cash and deposits.

We lease our facilities and certain office equipment under noncancellable operating leases. Future minimum lease payments under these operating leases with terms in excess of one year at December 31, 2011 are as follows (in thousands):

2012	$3,890
2013	3,670
2014	3,597
2015	3,012
2016	2,901
Thereafter	7,320

Total minimum lease payments	$24,390

We have reserved $3.8 million for uncertain tax positions, including interest and penalties. We are unable to make a reasonably reliable estimate as to when or if cash settlement with taxing authorities will occur for the unrecognized tax benefits. For additional information regarding uncertain tax positions, see Note 11 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

During the years ended December 31, 2011, 2010 and 2009, we did not, and we do not currently, have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Pronouncements

See Note 2 in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, for a full description of recent accounting pronouncements which is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Quantitative and Qualitative Disclosures About Market Risk

Foreign currency exchange risk. We have subsidiaries in the United Kingdom, France, Germany, Switzerland, The Netherlands, Spain, Australia and Brazil. Our subsidiaries generally use the local currency as their functional currency, which we translate into U.S. dollars for consolidation.

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates involving the British pound, the Euro, the Brazilian Reais, the Swiss Franc and the Australian dollar. We currently enter into forward contracts to hedge fluctuations in the value of certain intercompany debt denominated in foreign currencies but do not enter any other derivative financial instruments for trading or speculative purposes. Fluctuations in currency exchange rates could harm our business in the future. Because we conduct a significant and growing portion of our business outside the United States but report our results in U.S. dollars, we face exposure to adverse movements in currency exchange rates, which may cause our revenue and operating results to differ materially from expectations. In addition, the results of operations of many of our internationally focused websites are exposed to foreign exchange rate fluctuations as the financial results of the applicable subsidiaries are translated from the local currency into U.S. dollars upon consolidation. A decline in the U.S. dollar relative to foreign currencies would increase our non-U.S. revenue and improve our operating results. Conversely, if the U.S. dollar strengthens relative to foreign currencies, our revenue and operating results would be adversely affected. The effect of an immediate 10% adverse change in exchange rates on foreign denominated cash and receivables as of December 31, 2011, would result in a loss of approximately $1.2 million and a reduction in value on the balance sheet of approximately $7.1 million.

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

Item 8. Financial Statements and Supplementary Data.

The information required by this item is incorporated by reference to the consolidated financial statements and accompanying notes set forth on pages F-1 through F-35 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K, an evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this Annual Report on Form 10-K, were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting and Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Controls

Our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives as specified above. Management does not expect, however, that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our executive officers and directors and their ages and positions as of December 31, 2011 are as follows:

Name	Age	Position
Brian H. Sharples	51	Co-Founder, Chief Executive Officer, President and Director
Lynn Atchison	52	Chief Financial Officer and Secretary
Brent Bellm	40	Chief Operating Officer
Ross A. Buhrdorf	47	Chief Technology Officer
Thomas Hale	43	Chief Product Officer
Carl G. Shepherd	59	Co-Founder, Chief Strategy and Development Officer and Director
Charles (“Lanny”) Baker(2)	45	Director
Jeffrey D. Brody(1)	51	Director
Todd C. Chaffee(1)	52	Director
Christopher (“Woody”) Marshall(2)(3)	43	Director
Philip S. Siegel(3)	47	Director
Robert Solomon(2)(3)	45	Director
Susan D. Wojcicki(1)	43	Director

(1)	Member of our Compensation Committee
(2)	Member of our Audit Committee
(3)	Member of our Nominating and Governance Committee

Brian H. Sharples is one of our Co-Founders, has served as our President and Chief Executive Officer since our inception in April 2004 and has served as Chairman of the Board since March 2011. Prior to joining us, Mr. Sharples was an angel investor from 2001 to 2004 and also served as Chief Executive Officer of Elysium Partners, Inc., a company in the vacation club ownership market, from 2002 to 2003. Mr. Sharples served as President and Chief Executive Officer of IntelliQuest Information Group, Inc., a supplier of marketing data and research to Fortune 500 technology companies, from 1996 to 2001, as President from 1991 to 1996, and as Senior Vice President from 1989 to 1991. Prior to IntelliQuest, Mr. Sharples was Chief Executive Officer of Practical Productions, Inc., an event-based automotive distribution business, from 1988 to 1989 and a consultant with Bain & Company from 1986 to 1988. Mr. Sharples also serves on the board of directors of WhaleShark Media, Inc. and Kayak Software Corporation. Mr. Sharples holds a B.S. in math and economics from Colby College and an M.B.A. from the Stanford University Graduate School of Business.

Lynn Atchison has served as our Chief Financial Officer since August 2006. Prior to joining us, Ms. Atchison was Chief Financial Officer of Infoglide Software Corporation, an enterprise software provider, from February 2004 to August 2006. From October 2003 to January 2004, Ms. Atchison worked as a business consultant for Range Online Media, an Internet marketing firm. From May 1996 to April 2003, Ms. Atchison served as Chief Financial Officer and Vice President of Finance and Administration of Hoover’s, Inc., a provider of online business information. From November 1994 to April 1996, Ms. Atchison served as Chief Financial Officer of Travelogix, Inc., a provider of travel ticketing systems software. From May 1990 to November 1994, Ms. Atchison worked as a consultant providing controller functions for software, technology and non-profit organizations, including Trilogy Development, a provider of sales automation software, and Austin American Technology. Prior to that, Ms. Atchison worked for eight years as an accountant with Ernst & Young LLP. Ms. Atchison holds a B.B.A. in accounting from Stephen F. Austin State University.

Brent Bellm has served as our Chief Operating Officer since June 2010. From October 2009 to June 2010, Mr. Bellm served as Vice President of Global Product and Experience of PayPal, Inc., an online payment services provider and subsidiary of eBay Inc., and as Chief Executive Officer of PayPal (Europe) Ltd. from October 2005 to September 2009. Before joining PayPal, Mr. Bellm served as Director of Corporate Strategy of eBay from April 2001 to December 2002. Previously, Mr. Bellm held positions at McKinsey & Company, focusing on the retail, e-commerce and payment industries, and at Goldman, Sachs & Co. Mr. Bellm holds a B.A. in economics and international relations from Stanford University and an M.B.A. from Harvard Business School.

Ross A. Buhrdorf has served as our Chief Technology Officer since July 2005. Prior to joining us, Mr. Buhrdorf served as Vice President of Engineering of BetweenMarkets, Inc., a platform for ensuring business-to-business information quality, from June 2004 to June 2005. From 2000 to 2004, Mr. Buhrdorf served as Vice President of Engineering of Salion, Inc., an enterprise CRM solution for supply-side manufacturing, and from 1997 to 2000 he served as Vice President of Engineering of Excite.com, a search engine company. Since 1993, Mr. Buhrdorf also has owned and consulted with a variety of software companies. Mr. Buhrdorf holds a B.S. in computer science from the University of Texas at Austin.

Thomas Hale has served as our Chief Product Officer since June 2010. Prior to joining us, Mr. Hale served as Chief Product officer of Linden Research, Inc., an online game and virtual community provider, from October 2008 to May 2010. From December 2007 to October 2008, Mr. Hale served as an Entrepreneur in Residence at Redpoint Ventures, a venture capital firm. From September 1995 to October 2007, Mr. Hale held various positions, including Senior Vice President of the Knowledge Worker Business Unit at Adobe Systems Incorporated and Macromedia, Inc. Mr. Hale has served on the board of directors of IntraLinks, Inc., a provider of Software-as-a-Service solutions, since May 2008. Mr. Hale holds a B.A. in history and literature from Harvard University.

Carl G. Shepherd is one of our Co-Founders and has served as our Chief Strategy and Development Officer since February 2005. Prior to joining us, Mr. Shepherd worked as a consultant from March 2003 to February 2005. Mr. Shepherd served as Executive Vice President and Chief Operating Officer of Hoover’s, Inc., a provider of online business information, from June 1997 to March 2003. From August 1995 to June 1997, Mr. Shepherd served as Vice President of Business Development of Human Code Inc., a software development company. From December 1992 to March 1995, Mr. Shepherd served as Chief Financial Officer of Hanley Wood, LLC, a trade magazine publisher. Mr. Shepherd has held positions with both consumer and trade magazine publishers, including Texas Monthly, Building and Remodeling and the Dallas Morning News. Previously, Mr. Shepherd was a senior manager with Andersen Consulting in New York. Mr. Shepherd holds a B.A. in business administration from Texas Christian University and an M.B.A. from the University of Texas at Austin.

Charles (“Lanny”) C. Baker has served as the Chief Executive Officer and President of ZipRealty, Inc., a residential real estate brokerage firm and provider of technology systems to real estate agents and brokerages, since October 2010. From December 2008 to October 2010, Mr. Baker served as the Executive Vice President and Chief Financial Officer of ZipRealty, Inc. From March 2005 to June 2007, Mr. Baker served as Senior Vice President and Chief Financial Officer of Monster Worldwide, Inc., an online recruitment services company. From June 1993 to March 2005, Mr. Baker served in positions of increasing responsibility in the Equity Research department at Smith Barney, a division of Citigroup, Inc., serving as Managing Director from January 2000 to March 2005. Mr. Baker serves on the board of directors of ZipRealty, Inc. and XO Group, Inc., a life stages media company targeting couples planning their weddings and lives together. Mr. Baker holds a B.A. in history from Yale College.

Jeffrey D. Brody has served as a director since January 2005. Mr. Brody is a founding partner of Redpoint Ventures. He also serves as a managing member of Brentwood Venture Capital. Mr. Brody serves on the board of directors of several private companies including 55Social, Kodiak Networks, MobiTV, Shoes4You, Tantalus, The Receivables Exchange, Viajanet and Xango. Mr. Brody was an early investor and director of Danger (acquired by Microsoft), Fraud Sciences (acquired by eBay), LifeSize Communications (acquired by Logitech), Concur Technologies (CNQR), Loopnet (LOOP), Zing Systems (acquired by OpenWave), ViaVideo (acquired by Polycom) and WebTV (acquired by Microsoft). Mr. Brody holds a B.S. in mechanical engineering from the University of California, Berkeley and an M.B.A. from the Stanford University School of Business.

Todd C. Chaffee is a Managing Director of Institutional Venture Partners (IVP), a venture capital and private equity firm founded in 1980. Prior to joining IVP as a partner in 2000, he was Executive Vice President of Visa International and President of Visa Marketplace. Mr. Chaffee has served on the board of directors of several private companies and founded Grand Expeditions, a global luxury and adventure travel company. Mr. Chaffee holds a B.S. in business from the University of Minnesota Carlson Business School and has completed the Stanford Graduate Business School Advanced Management Program and the Harvard Business School Venture Capital Program.

Christopher (“Woody”) P. Marshall has served as a director since October 2008. Mr. Marshall is a General Partner at Technology Crossover Ventures, a growth equity firm focused on information technology companies. Prior to joining TCV in 2008, Mr. Marshall spent twelve years as a Managing Partner at Trident Capital, a venture capital and private equity firm focused on the software, business services and Internet markets. Earlier in his career, Mr. Marshall worked for Banque Paribas and the Chase Manhattan Bank. Mr. Marshall also serves on the board of directors of XATA Corporation and TheStreet, Inc. Mr. Marshall holds a B.A. in Economics from Hamilton College and an M.B.A. from the J. L. Kellogg Graduate School of Management at Northwestern University.

Philip S. Siegel is a general partner with Austin Ventures, which he joined in 2001, and focuses on services investing, with a particular emphasis on the media, information services, financial and business services, and supply chain markets. Mr. Siegel has founded several private companies and also serves on the board of directors of several private companies, including All Star Directories, Asset International, Century Payments, LEAP Auto Loans, MIQ Logistics, Newgistics, Port Logistics Group, Vida Capital, and WhaleShark Media. He is currently a part-time professor at the Acton School of Business and served as an adjunct professor in the entrepreneurship department at the University of Texas Graduate School of business from 1999 until 2002. Mr. Siegel holds a B.A. in chemistry and math and an M.B.A. from the University of Chicago.

Robert Solomon served as Chief Operating Officer and President of Groupon, Inc., a consumer discount website, from March 2010 through March 2011. Prior to joining Groupon, Mr. Solomon was a venture partner with Technology Crossover Ventures, or TCV, a private equity and venture capital firm focused on information technology companies. From January 2006 to February 2008, Mr. Solomon served as President and Chief Executive Officer of SideStep, Inc., an online travel search engine acquired by Kayak Software Corporation in December 2007. Prior to his time at SideStep, Mr. Solomon held various positions at Yahoo! Inc., an Internet content and services developer, including Senior Vice President of Commerce from February 2000 to January 2006 and Vice President and General Manager of Shopping Group from February 2000 to January 2006. Previously, Mr. Solomon worked for Zaplet, Inc., FireDrop, Inc., Cendant Corporation, Electronic Arts Inc. and GolfWeb, Inc. Mr. Solomon serves on the advisory board and board of directors of several private companies. Mr. Solomon holds a B.A. in history from the University of California at Berkeley.

Susan D. Wojcicki currently serves as the Senior Vice President, Advertising, for Google, Inc. She has worked at Google since 1999, focusing on marketing, advertising and developing key products. Prior to her time at Google, Ms. Wojcicki worked in marketing at Intel Corporation and as a management consultant at Bain & Company and R.B. Webber & Company. Ms. Wojcicki holds a B.A. in history and literature from the University of California, Santa Cruz and an M.B.A. from University of California, Los Angeles Anderson School of Management.

Other information required by Part III, Item 10, will be included in our Proxy Statement relating to our 2012 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2011, and is incorporated herein by reference.

Item 11. Executive Compensation.

Information required by Part III, Item 11, will be included in our Proxy Statement relating to our 2012 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2011, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by Part III, Item 12, will be included in our Proxy Statement relating to our 2012 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2011, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by Part III, Item 13, will be included in our Proxy Statement relating to our 2012 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2011, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Information required by Part III, Item 14, will be included in our Proxy Statement relating to our 2012 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2011, and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	Documents Filed with Report

(1)	Financial Statements.

(2)	Financial Statement Schedules.

The following financial statement schedule should be read in conjunction with the consolidated financial statements of HomeAway, Inc. filed as part of this Report:

Schedule II—Valuation and Qualifying Accounts	F-36

Schedules other than that listed above have been omitted since they are either not required or not applicable or because the information required is included in the consolidated financial statements included elsewhere herein or the notes thereto.

(3)	Exhibits.

The information required by this Item is set forth on the exhibit index that follows the signature page of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 29, 2012

HOMEAWAY, INC.

/s/ Brian H. Sharples
Brian H. Sharples
President and Chief Executive Officer

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Brian H. Sharples, Lynn Atchison and Melissa Frugé, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ Brian H. Sharples Brian H. Sharples	Director, President and Chief Executive Officer (principal executive officer)	March 29, 2012

/s/ Lynn Atchison Lynn Atchison	Chief Financial Officer and Secretary (principal financial officer and principal accounting officer)	March 29, 2012

/s/ Charles C. Baker Charles C. Baker	Director	March 29, 2012

/s/ Jeffrey D. Brody Jeffrey D. Brody	Director	March 29, 2012

/s/ Todd C. Chaffee Todd C. Chaffee	Director	March 29, 2012

/s/ Christopher P. Marshall Christopher P. Marshall	Director	March 29, 2012

/s/ Carl G. Shepherd Carl G. Shepherd	Director, Co-Founder and Chief Strategy and Development Officer	March 29, 2012

/s/ Philip S. Siegel Philip S. Siegel	Director	March 29, 2012

/s/ Robert Solomon Robert Solomon	Director	March 29, 2012

/s/ Susan D. Wojcicki Susan D. Wojcicki	Director	March 29, 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of HomeAway, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of HomeAway, Inc. and its subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Austin, Texas

March 29, 2012

HomeAway, Inc.

Consolidated Balance Sheets

(in thousands except share and per share amounts)	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$118,208	$65,697
Short-term investments	65,748	11,812
Accounts receivable, net of allowance for doubtful accounts of $425 and $120 as of December 31, 2011 and 2010, respectively	15,929	8,961
Income tax receivable	—	845
Prepaid expenses and other current assets	5,680	4,138
Restricted cash	1,039	862
Deferred tax assets	4,090	2,572

Total current assets	210,694	94,887
Property and equipment, net	25,865	21,545
Goodwill	301,015	300,780
Intangible assets, net	61,515	69,790
Restricted cash	244	2,000
Deferred tax assets	1,794	303
Other non-current assets	3,504	437

Total assets	$604,631	$489,742

Liabilities, redeemable preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$3,102	$4,812
Income tax payable	6,283	2,465
Accrued expenses	26,931	21,974
Deferred revenue	101,955	86,120
Deferred tax liabilities	92	—

Total current liabilities	138,363	115,371
Deferred revenue, less current portion	2,608	2,431
Deferred tax liabilities	16,224	6,073
Other non-current liabilities	6,427	3,976

Total liabilities	163,622	127,851

Commitments and contingencies (Note 7)
Preferred stock
$0.0001 par value per share; 10,000,000 and zero shares authorized as of December 31, 2011 and 2010, respectively; zero shares issued and outstanding as of December 31, 2011	—	—
Redeemable preferred stock
Series A: $0.0001 par value per share; zero and 28,780,925 shares authorized as of December 31, 2011 and 2010, respectively; zero and 26,389,604 shares issued and outstanding as of December 31, 2011 and 2010, respectively; liquidation preference of $0 and $54,428 as of December 31, 2011 and 2010, respectively	—	48,931
Series B; $0.0001 par value per share; zero and 3,550,000 shares authorized as of December 31, 2011 and 2010, respectively; zero and 3,252,805 shares issued and outstanding as of December 31, 2011 and 2010, respectively; liquidation preference of $0 and $8,901 as of December 31, 2011 and 2010, respectively	—	7,975
Convertible redeemable preferred stock
Series C; $0.0001 par value per share; zero and 21,200,000 shares authorized as of December 31, 2011 and 2010, respectively; zero and 19,140,633 shares issued and outstanding as of December 31, 2011 and 2010, respectively; liquidation preference of $0 and $124,742 as of December 31, 2011 and 2010, respectively	—	124,318
Series D: $0.0001 par value per share; zero and 15,305,217 shares authorized, issued and outstanding as of December 31, 2011 and 2010, respectively; liquidation preference of $0 and $333,041 as of December 31, 2011 and 2010, respectively	—	297,741
Stockholders’ equity (deficit)
Common stock: $0.0001 par value; 104,163,858 shares authorized; 80,685,391 and 38,987,423 shares issued and outstanding as of December 31, 2011 and 2010	8	4
Additional paid-in capital	558,667	—
Accumulated other comprehensive loss	(6,480)	(3,732)
Accumulated deficit	(111,186)	(113,346)

Total stockholders’ equity (deficit)	441,009	(117,074)

Total liabilities, redeemable preferred stock and stockholders’ equity (deficit)	$604,631	$489,742

The accompanying notes are an integral part of these financial statements.

HomeAway, Inc.

Consolidated Statements of Operations

(in thousands except per share amounts)	Year Ended December 31,
	2011	2010	2009
Revenue:
Listing	$199,457	$152,890	$115,881
Other	30,766	14,994	4,349

Total revenue	230,223	167,884	120,230
Costs and expenses:
Cost of revenue (exclusive of amortization shown separately below)	34,456	25,647	17,800
Product development	32,744	18,703	13,180
Sales and marketing	81,532	58,376	39,483
General and administrative	47,268	41,445	29,331
Amortization expense	11,542	9,953	9,516

Total costs and expenses	207,542	154,124	109,310

Operating income	22,681	13,760	10,920
Other income (expense):
Interest expense	—	(22)	(3)
Interest income	374	208	261
Other income (expense)	(4,384)	(3,326)	1,481

Total other income (expense)	(4,010)	(3,140)	1,739

Income before income taxes	18,671	10,620	12,659
Income tax (expense) benefit	(12,493)	6,314	(4,992)

Net income	6,178	16,934	7,667
Cumulative preferred stock dividends and discount accretion	(24,678)	(35,224)	(33,511)

Net loss attributable to common stockholders	$(18,500)	$(18,290)	$(25,844)

Net loss per share attributable to common stockholders:
Basic and diluted	$(0.31)	$(0.48)	$(0.70)

Weighted average number of shares outstanding	59,549	38,143	37,172

The accompanying notes are an integral part of these financial statements.

HomeAway, Inc.

Consolidated Statements of Changes in Redeemable Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands)	Redeemable Preferred Stock								Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accum- ulated Deficit	Total Stock- holders’ Equity (Deficit)	Total Comprehensive Income (Loss)
	Series A Redeemable		Series B Redeemable		Series C Convertible Redeemable		Series D Convertible Redeemable
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2008	28,781	$45,380	3,550	$7,298	19,841	$115,296	15,305	$254,376	37,690	$4	3,623	$(49,024)	$—	$(4,791)	$(39,213)	$(93,024)
Series D preferred stock issuance costs	—	—	—	—	—	—	—	(9)	—	—	—	—	—	—	—	—
Conversion of Series C preferred stock to common stock	—	—	—	—	(700)	(3,500)	—	—	700	—	—	—	3,500	—	—	3,500
Payment of dividends for Series C preferred stock	—	—	—	—	—	(605)	—	—	—	—	—	—	—	—	—	—
Accretion of preferred stock to redemption values	—	936	—	164	—	107	—	20,834	—	—	—	—	(10,089)	—	(11,952)	(22,041)
Accretion of dividends	—	3,224	—	568	—	7,680	—	—	—	—	—	—	—	—	(11,472)	(11,472)
Exercise of stock options	—	—	—	—	—	—	—	—	126	—	—	—	393	—	—	393
Stock compensation expenses	—	—	—	—	—	—	—	—	—	—	—	—	5,978	—	—	5,978
Issuance of common stock	—	—	—	—	—	—	—	—	7	—	—	—	—	—	—	—
Excess tax benefits related to employee stock options	—	—	—	—	—	—	—	—	—	—	—	—	218	—	—	218
Repurchase of common stock	—	—	—	—	—	—	—	—	(1,332)	—	1,288	(17,282)	—	—	(590)	(17,872)
Retirement of treasury stock	—	—	—	—	—	—	—	—	—	—	(4,911)	66,306	—	—	(66,306)	—
Comprehensive income:
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	4,514	—	4,514	$4,514
Unrealized gain on short-term investments	—	—	—	—	—	—	—	—	—	—	—	—	—	65	—	65	65
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	7,667	7,667	7,667

Total comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	$12,246

Balance at December 31, 2009	28,781	49,540	3,550	8,030	19,141	118,978	15,305	275,201	37,191	4	—	—	—	(212)	(121,866)	(122,074)
Repurchase of preferred stock	(2,391)	(3,348)	(297)	(594)	—	—	—	—	—	—	—	—	—	—	—	—
Payment of dividends for preferred stock	—	(1,439)	—	(195)	—	(2,431)	—	—	—	—	—	—	—	—	—	—
Accretion of preferred stock to redemption values	—	1,088	—	190	—	115	—	22,540	—	—	—	—	(23,933)	—	—	(23,933)
Accretion of dividends	—	3,090	—	544	—	7,656	—	—	—	—	—	—	(2,876)	—	(8,414)	(11,290)
Exercise of stock options, net of shares withheld for taxes	—	—	—	—	—	—	—	—	643	—	—	—	1,608	—	—	1,608
Stock compensation expenses	—	—	—	—	—	—	—	—	—	—	—	—	13,512	—	—	13,512
Issuance of common stock	—	—	—	—	—	—	—	—	1,153	—	—	—	11,698	—	—	11,698
Tax shortfall related to employee stock options	—	—	—	—	—	—	—	—	—	—	—	—	(9)	—	—	(9)
Comprehensive income:
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,501)	—	(3,501)	$(3,501)
Unrealized loss on short-term investments	—	—	—	—	—	—	—	—	—	—	—	—	—	(19)	—	(19)	(19)
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	16,934	16,934	16,934

Total comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	$13,414

Balance at December 31, 2010	26,390	48,931	3,253	7,975	19,141	124,318	15,305	297,741	38,987	4	—	—	—	(3,732)	(113,346)	(117,074)
Accretion of preferred stock to redemption values	—	5,514	—	963	—	75	—	12,778					(18,799)	—	(531)	(19,330)
Accretion of dividends	—	1,360	—	227	—	3,761	—	—	—	—	—	—	(1,861)	—	(3,487)	(5,348)
Redemption of preferred stock	(26,390)	(36,945)	(3,253)	(6,506)	—	—	—	—	—	—	—	—	—	—	—	—
Conversion of preferred stock to common stock	—	—	—	—	(19,141)	(95,237)	(15,305)	(310,519)	34,446	3	—	—	405,753	—	—	405,756
Payment of dividends for preferred stock	—	(18,860)	—	(2,659)	—	(32,917)	—	—	—	—	—	—	—	—	—	—
Restricted stock withholding	—	—	—	—	—	—	—	—	(49)	—	—	—	(1,131)	—	—	(1,131)
Common stock issued in a public offering, net of underwriting discount and offering expenses	—	—	—	—	—	—	—	—	5,931	1	—	—	146,217	—	—	146,218
Exercise of stock options and warrants	—	—	—	—	—	—	—	—	1,370	—	—	—	4,050	—	—	4,050
Stock compensation expenses	—	—	—	—	—	—	—	—	—	—	—	—	23,933	—	—	23,933
Excess tax benefits related to employee stock options	—	—	—	—	—	—	—	—	—	—	—	—	505	—	—	505
Comprehensive income:
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,410)	—	(2,410)	$(2,410)
Unrealized loss on short-term investments	—	—	—	—	—	—	—	—	—	—	—	—	—	(338)		(338)	(338)
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	6,178	6,178	6,178

Total comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	$3,430

Balance at December 31, 2011	—	$—	—	$—	—	$—	—	$—	80,685	$8	—	$—	$558,667	$(6,480)	$(111,186)	$441,009

HomeAway, Inc.

Consolidated Statements of Cash Flows

(in thousands)	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities
Net income	$6,178	$16,934	$7,667
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,429	5,888	4,096
Amortization of intangible assets	11,542	9,953	9,516
Amortization of premiums on securities and other	352	396	—
Stock-based compensation	23,933	13,512	5,978
Excess tax (benefit) shortfall from stock-based compensation	(505)	9	(218)
Deferred income taxes	8,630	(11,384)	2,794
(Gain) loss on sale of investments	(95)	(12)	—
Unrealized foreign exchange (gain) loss	2,086	2,170	(1,290)
Realized loss on foreign currency forwards	2,537	483	—
Changes in operating assets and liabilities, net of assets and liabilities assumed in business combinations:
Accounts receivable	(7,170)	(4,280)	(1,534)
Income tax receivable	1,057	35	(539)
Prepaid expenses and other current assets	(6,297)	(900)	(1,671)
Accounts payable	(1,676)	1,800	564
Accrued expenses	4,864	5,181	2,316
Income taxes payable	4,271	1,149	1,917
Deferred revenue	16,420	20,658	12,556
Deferred rent and other non-current liabilities	2,416	265	2,810

Net cash provided by operating activities	76,972	61,857	44,962

Cash flows from investing activities
Cash paid for businesses acquired, net of cash acquired	(4,748)	(70,466)	(45,933)
Change in restricted cash	1,538	—	(1,219)
Cash paid for trademarks and other assets acquired	(302)	(92)	(1,146)
Purchases of short-term investments	(66,206)	(86,890)	(10,047)
Proceeds from maturities of marketable securities	10,000	87,296	—
Proceeds from sales of marketable securities and other	1,731	—	—
Net settlement of foreign currency forwards	(2,537)	(483)	—
Purchases of property and equipment	(12,978)	(10,396)	(12,617)

Net cash used in investing activities	(73,502)	(81,031)	(70,962)

Cash flows from financing activities
Proceeds from exercise of options to purchase common stock	3,950	1,608	393
Shares withheld for employee taxes	(1,131)	—	—
Payments of dividends on preferred stock	(54,436)	(4,065)	(605)
Proceeds from initial public offering, net underwriting discount and offering cost	146,193	—	—
Proceeds from issuance of common stock	—	447	—
Payments for repurchase of preferred stock	(43,451)	(3,942)	—
Excess tax benefit from stock-based compensation	505	—	218
Proceeds from issuance of preferred stock, net of issuance costs	—	—	(9)
Payments for repurchase of common stock	—	—	(17,946)

Net cash provided by (used in) financing activities	51,630	(5,952)	(17,949)

Effect of exchange rate changes on cash	(2,589)	(1,602)	289

Net increase (decrease) in cash and cash equivalents	52,511	(26,728)	(43,660)
Cash and cash equivalents at beginning of year	65,697	92,425	136,085

Cash and cash equivalents at end of year	$118,208	$65,697	$92,425

Cash paid for taxes	$3,199	$4,208	$865
Supplemental disclosure of noncash investing activities
Issuance of equity in connection with acquisitions	$—	$11,251	$—
Other noncash consideration in connection with acquisitions	$—	$548	$—
Supplemental disclosure of noncash financing activities
Conversion of preferred stock to common shares	$405,756	$—	$—
Reclassification of restricted stock liability to additional paid-in capital	$100	$—	$—

The accompanying notes are an integral part of these financial statements.

HomeAway, Inc.

Notes to Consolidated Financial Statements

1. Description of Business

HomeAway, Inc. (the “Company”) operates an online vacation rental property marketplace that enables property owners and managers to market properties available for rental to vacation travelers who rely on the Company’s websites to search for and find available properties. These owners and managers pay the Company to publish detailed property listings, including photographs, descriptions, location, pricing, availability and contact information. The Company sells complementary products as well, including travel guarantees and property management software and services. Travelers use the network of websites to search for vacation rentals that meet their desired criteria including location, size and price. Travelers that find properties that meet their requirements through the Company’s marketplace are able to contact owners and managers directly by phone or through form-based communication tools on the Company’s websites.

The Company is a Delaware corporation headquartered in Austin, Texas.

On July 5, 2011, the Company completed its initial public offering (“IPO”) of 9,200,000 shares of common stock, at $27.00 per share, before underwriting discounts and commissions. The Company sold 5,931,335 shares and existing stockholders sold an aggregate of 3,268,665 shares, including 1,200,000 shares as a result of the underwriters’ exercise of their over-allotment option to purchase additional shares. The initial public offering generated net proceeds to the Company of approximately $146.2 million, after deducting underwriting discounts and other expenses incurred by the Company for the sale of common stock. The Company did not receive any proceeds from the sale of shares by the selling stockholders.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of HomeAway, Inc. and all of its wholly owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. These differences could have a material effect on the Company’s future results of operations and financial position. Significant items subject to those estimates and assumptions include certain revenue, allowance for doubtful accounts, fair value of short-term investments, carrying amounts of goodwill and other indefinite lived intangible assets, depreciation and amortization, valuation of stock options and deferred income taxes.

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

Money Market Funds and Short-Term Investments

In order to determine fair value of the Company’s money market funds and short-term investments, quoted prices in active markets for identical assets are used. Therefore, the Company’s money market funds and short-term investments are considered Level 1 items. At December 31, 2011 and 2010, the Company did not have any financial instruments that qualified as Level 2 or 3 items.

Short-term investments include mutual fund securities, corporate bonds, U.S. government agency bonds and municipal bonds and are classified as available for sale and reported at fair value using the specific identification method. Unrealized gains and losses are excluded from earnings and reported as a component of other comprehensive income (loss), net of related estimated tax provisions or benefits. Additionally, the Company periodically assesses whether an other than temporary impairment loss on investments has occurred due to declines in fair value or other market conditions. Declines in fair value that are considered other than temporary are recorded as an impairment of investments in the consolidated statement of operations. The Company did not record any impairments of its investments for any of the periods presented.

The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued liabilities and deferred revenue approximate fair value at December 31, 2011 and 2010, respectively, because of the relatively short maturity of these instruments.

The following table summarizes the basis used to measure certain financial assets and liabilities at fair value on a recurring basis in the Company’s consolidated balance sheets at December 31, 2011 (in thousands):

	Balance as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents
Money market funds	$37,390	$37,390	$—	$—

Total cash equivalents	37,390	37,390	—	—
Short-term investments
Mutual fund securities	62	62	—	—
Corporate bonds	45,768	45,768	—	—
U.S. government agency bonds	3,000	3,000	—	—
Municipal bonds	16,918	16,918	—	—

Total short-term investments	65,748	65,748	—	—

Total financial assets	$103,138	$103,138	$—	$—

The following table summarizes the basis used to measure certain financial assets and liabilities at fair value on a recurring basis in the Company’s consolidated balance sheets at December 31, 2010 (in thousands):

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

Restricted Cash

Restricted cash of $1,283,000 and $2,862,000 at December 31, 2011 and 2010, respectively, was held in a money market fund owned by the Company. Amounts totaling $312,000 and $2,312,000 were restricted to collateralize a letter of credit issued by the Company in conjunction with expansion of the Company’s corporate office lease in Austin, Texas at December 31, 2011 and 2010, respectively. The Company reached financial objectives during 2011 that allowed for the release of $2,000,000 of restricted cash. Amounts totaling $244,000 were restricted in conjunction with a lease for office space in Geneva, Switzerland at December 31, 2011. Amounts totaling $728,000 and $550,000 were restricted to secure credit card availability and reimbursable direct debits due from the Company at December 31, 2011 and 2010, respectively.

Short-term Investments

Short-term investments generally consist of marketable securities that have remaining maturities of less than one year from the respective balance sheet dates. Investments in which the Company has the ability and intent, if necessary, to liquidate in order to support its current operations (including those with contractual maturities greater than one year from the date of purchase) are classified as short-term. The Company’s investment securities are classified as available-for-sale and are presented at estimated fair value with any unrealized gains and losses included in other comprehensive income (loss). Fair values are based on quoted market prices. Short-term investments consisted of the following (in thousands):

	December 31, 2011
	Gross Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mutual fund securities	$48	$14	$—	$62
Corporate bonds	45,954	13	(199)	45,768
U.S. government agency bonds	3,000	—	—	3,000
Municipal bonds	16,929	1	(12)	16,918

Total short-term investments	$65,931	$28	$(211)	$65,748

	December 31, 2010
	Gross Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mutual fund securities	$1,628	$158	$(7)	$1,779
U.S. government agency bonds	10,029	4	—	10,033

Total short-term investments	$11,657	$162	$(7)	$11,812

The mutual fund securities do not have contractual maturities. All of the $3,000,000 and $10,033,000 invested in U.S. government agency bonds at December 31, 2011 and 2010, respectively, have contractual maturities longer than one year. Of the amounts invested in corporate bonds at December 31, 2011, $26,304,000 have contractual maturities longer than one year, and $19,464,000 have contractual maturities within one year. Of the amounts invested in municipal bonds at December 31, 2011, $5,469,000 have contractual maturities longer than one year, and $11,449,000 have contractual maturities within one year.

In 2011, the Company realized a gain of approximately $135,000 on the sale of approximately $1,696,000 of mutual fund securities. In 2010, the Company realized a gain of approximately $12,000 on the sale of approximately $283,000 of mutual fund securities. There were no securities sold or gains or losses realized in 2009.

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

The Company capitalizes certain internally developed software costs in accordance with authoritative guidance. These capitalized costs were approximately $18,364,000 and $13,708,000 at December 31, 2011 and 2010, respectively, and are included in property and equipment, net in the balance sheet with depreciation expense in 2011 and 2010 of approximately $2,260,000 and $1,615,000, respectively. The internally developed software costs are depreciated over five years.

Goodwill and Intangible Assets

Goodwill arises from purchase business combinations and is measured as the excess of the cost of the business acquired over the sum of the acquisition-date fair values of tangible and identifiable intangible assets acquired, less any liabilities assumed.

Tests for impairment of goodwill are performed on an annual basis, or at any other time, if events occur or circumstances indicate that the carrying amount of goodwill may not be recoverable. The Company evaluated goodwill for impairment as of October 1, 2011 and determined that goodwill was not impaired.

Under new accounting guidance adopted for fiscal 2011, the Company evaluates qualitative factors (including macroeconomic conditions, industry and market considerations, cost factors, and overall financial performance) to determine whether it is necessary to perform the first step of the two-step goodwill test. This step is referred to as the “Step 0 analysis”. If it is determined that it is more likely than not (a likelihood of more than 50% impairment) that the fair value of a reporting unit is less than its carrying amount, then the entity will need to proceed to the first step (“Step One”) of the two-step goodwill test. In evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, relevant events and circumstances as discussed above shall be assessed. If, after assessing the totality of events or circumstances, an entity determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then the first and second steps of the impairment test are unnecessary.

Circumstances that could trigger an impairment test include but are not limited to: a significant adverse change in the business climate or legal factors; adverse cash flow trends; an adverse action or assessment by a regulator; unanticipated competition; loss of key personnel; decline in stock price; and results of testing for recoverability of a significant asset group within a reporting unit. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recorded. The Company determined that no triggering event occurred during the year ended December 31, 2011.

As of October 1, 2011, the Company evaluated goodwill using a “Step 0 analysis” and determined that it was more likely than not (a likelihood of more than 50% impairment) that the fair value of our sole reporting unit exceeded its carrying amount by a substantial margin. As of October 1, 2010, to determine the fair value of the sole reporting unit under Step One, the Company primarily relied upon a discounted cash flow analysis which required significant assumptions and estimates about future operations, including judgments about expected revenue growth and operating margins, and timing and amounts of expected future cash flows. The cash flows employed in the discounted cash flow analysis were based on financial forecasts developed internally by management. The enterprise fair value we used was derived from valuations utilizing a blending of both the income approach, whereby current and future estimated discounted cash flows were utilized to calculate an operating value on a controlling interest basis, and the market approach, whereby comparable company results are used to derive a fair value of the sole reporting unit.

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

No impairment of goodwill or indefinite-lived intangible assets was identified during the years ended December 31, 2011 and 2010.

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

Leases

The Company leases facilities in several countries around the world and certain equipment under non-cancelable lease agreements. The terms of some of the lease agreements provide for rental payments on a graduated basis. Rent expense is recognized on a straight-line basis over the lease period and accrued as rent expense incurred but not paid.

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

Internet display advertising revenue is generated primarily from advertisements appearing on the Company’s websites. There are several types of Internet advertisements, and the way in which advertising revenue is earned varies among them. Depending upon the terms, revenue might be earned each time an impression is delivered, each time a user clicks on an ad, each time a graphic ad is displayed, or each time a user clicks-through on the ad and takes a specified action on the destination site. The Company recognizes advertising revenue on a cost-per-thousand (CPM) impression basis whereby advertisers pay the Company based on the number of times their ads appear on the Company’s websites.

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

Through its professional software for bed and breakfasts and professional property managers, the Company makes selected, online bookable properties available to online travel agencies and channel partners. The Company receives a percentage of the transaction value or a fee from the property manager for making this inventory available, which is recognized when earned. This revenue is included in other revenue in our consolidated statement of operations.

As a result of certain 2010 acquisitions (see Note 3), beginning in 2010 revenue includes revenue from the licensing of software products, from the sale of maintenance agreements and from the sale of hosted software solutions. For software license sales, typically one year of maintenance is included as part of the initial purchase price of the bundled offering with annual renewals of the maintenance component of the agreement following in subsequent years.

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

Cost of Revenue

Cost of revenue consists of salaries, benefits and related expenses and stock-based compensation of the Company’s customer service and web hosting personnel, merchant fees charged by credit card processors and costs associated with the hosting of the Company’s websites.

Advertising Expenses

The Company expenses all advertising costs as incurred. Advertising expenses included in sales and marketing expenses were approximately $33,959,000, $35,071,000 and $23,340,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

Stock-Based Compensation

The cost of stock-based transactions are recognized in the financial statements based upon the fair value of the Company’s common stock on the date of grant. The fair value of restricted stock awards is determined based on the number of shares granted and the fair value of the Company’s common stock as of the grant date. The fair value of stock options is determined as of the grant date using the Black–Scholes valuation model. Fair value is generally recognized as an expense on a straight-line basis, net of estimated forfeitures, over the employee requisite service period. Accordingly, stock-based compensation for 2011, 2010, and 2009 has been reduced for estimated forfeitures. When estimating forfeitures, the Company considers voluntary termination behaviors as well as trends of actual option forfeitures.

The Company uses the “with and without” approach in determining the order in which tax attributes are utilized. As a result, the Company only recognizes a tax benefit from stock-based awards in additional paid-in capital if an incremental tax benefit is realized after all other tax attributes currently available to the Company have been utilized. When tax deductions from stock-based awards are less than the cumulative book compensation expense, the tax effect of the resulting difference (“shortfall”) is charged first to additional paid-in capital to the extent of the Company’s pool of windfall tax benefits with any remainder recognized in income tax expense. The Company has determined that it has a sufficient windfall pool available through the end of 2011. In addition, the Company accounts for the indirect effects of stock-based awards on other tax attributes, such as the research tax credit, through the statement of income.

The benefits of tax deductions in excess of recognized compensation costs are reported as financing cash flows, but only when such excess tax benefits are realized by a reduction to current taxes payable. The Company recognized a tax benefit of approximately $505,000, a shortfall of $9,000 and a tax benefit of approximately $218,000 during the years ended December 31, 2011, 2010 and 2009, respectively, from the exercise of stock options. This tax benefit or shortfall has been recorded as additional paid-in capital on the Company’s consolidated balance sheets as of December 31, 2011 and 2010.

Income Taxes

The Company recognizes income taxes using an asset and liability approach. This approach requires the recognition of deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company’s consolidated financial statements or tax returns. The measurement of deferred taxes is based on provisions of the enacted tax law and the effects of future changes in tax laws or rates are not anticipated.

A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. Evaluating the need for an amount of a valuation allowance for deferred tax assets requires judgment and analysis of all the positive and negative evidence available to determine whether all or some portion of the deferred tax assets will not be realized. Based on the available evidence and judgment, the Company has determined that it is more likely than not that certain loss carryforwards will not be realized; therefore, the Company has established a valuation allowance for such deferred tax assets to reduce the loss carryforward assets to amounts expected to be utilized.

The Company is subject to income tax audits by the respective tax authorities in all of the jurisdictions in which the Company operates. The Company is currently undergoing an audit at one of its subsidiaries in France. The Company recognizes the benefit of uncertain income tax positions only if these positions are more likely than not to be sustained. Also, the recognized income tax benefit is measured at the largest amount that is more than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records interest and penalties related to unrecognized tax benefits as a component of income tax expense. The material jurisdictions in which the Company may be subject to potential examination by tax authorities throughout the world include such major jurisdictions as the United States, Switzerland, the United Kingdom, Germany, France, Brazil, and Australia.

The calculation of the Company’s tax liabilities involves the inherent uncertainty associated with the application of complex tax laws. As a multinational corporation, the Company conducts its business in many countries and is subject to taxation in many jurisdictions. The taxation of the Company’s business is subject to the application of various and sometimes conflicting tax laws and regulations as well as multinational tax conventions. The Company’s effective tax rate is highly dependent upon the geographic distribution of its worldwide earnings or losses, the tax regulations and tax rates in each geographic region, the availability of tax credits and carryforwards, and the effectiveness of its tax planning strategies. The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws themselves are subject to change as a result of changes in fiscal policy, changes in legislation, and the evolution of regulations and court rulings. Consequently, taxing authorities may impose tax assessments or judgments against the Company that could materially impact its tax liability and/or its effective income tax rate. The Company believes it has adequately provided in its financial statements for additional taxes that it estimates may be assessed by the various taxing authorities. While the Company believes that it has adequately provided for all uncertain tax positions, amounts asserted by tax authorities could be greater or less than the Company’s accrued position. These tax liabilities, including the interest and penalties, are adjusted pursuant to a settlement with tax authorities, completion of audit or expiration of various statutes of limitation.

Foreign Currency Translation

The functional currency of the Company’s foreign subsidiaries is generally their respective local currency. The financial statements of the Company’s international operations are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities, the historical exchange rate for stockholders’ equity, and a weighted average exchange rate for each period for revenues, expenses, and gains and losses. Foreign currency translation adjustments are recorded as a separate component of stockholders’ equity. Gains and losses from foreign currency denominated transactions are recorded in other income in the Company’s consolidated statements of operations. The Company recorded transaction losses of approximately $4,555,000 and $3,433,000 and gains of approximately $1,423,000 during the years ended December 31, 2011, 2010 and 2009, respectively.

Derivative Financial Instruments

As a result of the Company’s international operations, it is exposed to various market risks that may affect its consolidated results of operations, cash flows and financial position. These market risks include, but are not limited to, fluctuations in currency exchange rates. The Company’s primary foreign currency exposures are in

Euros and British Pound Sterling, in which it conducts a significant portion of business activities. As a result, the Company faces exposure to adverse movements in currency exchange rates as the financial results of its operations are translated from local currency into U.S. dollars upon consolidation. Additionally, foreign exchange rate fluctuations on transactions denominated in currencies other than the functional currency result in gains and losses that are reflected in income.

The Company may enter into derivative instruments to hedge certain net exposures of nonfunctional currency denominated assets and liabilities, primarily related to intercompany loans, even though it does not elect to apply hedge accounting or hedge accounting does not apply. Gains and losses resulting from a change in fair value for these derivatives are reflected in income in the period in which the change occurs and are recognized on the consolidated statement of operations in other income (expense). Cash flows from these contracts are classified within net cash provided by operating activities on the consolidated statements of cash flows.

The Company does not use financial instruments for trading or speculative purposes. The Company recognizes all derivative instruments on the balance sheet at fair value and its derivative instruments are generally short-term in duration. As of December 31, 2011 and 2010, no derivative contracts were outstanding.

The Company is exposed to the risk that counterparties to derivative contracts may fail to meet their contractual obligations.

Net Income (Loss) Per Share

Basic loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Net income (loss) attributable to common stockholders is reduced (increased) for cumulative preferred stock dividends earned and accretion of preferred stock to redemption values during the period. Diluted loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average common shares outstanding plus potentially dilutive common shares. Because the Company reported losses attributable to common shareholders for the periods presented, all potentially dilutive common shares comprising of stock options, restricted stock awards, warrants and convertible preferred stock are antidilutive.

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

Concentrations

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and short-term investments. The Company’s cash is deposited in financial institutions. However, cash and cash equivalents may exceed federally insured limits from time to time. The Company has not experienced any losses on its deposits.

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

In 2011, the FASB issued new accounting guidance that simplifies goodwill impairment tests. The new guidance states that a “qualitative” assessment may be performed to determine whether further impairment testing is necessary. The guidance is effective for periods beginning on or after December 15, 2011; however, early adoption is permitted. The Company adopted the FASB’s guidance early in the fiscal fourth quarter of 2011, and this adoption did not have a significant impact on its financial position or results of operations.

3. Business Combinations

The following table summarizes the Company’s acquisitions during the years ended December 31, 2011, 2010 and 2009 with amounts shown below as fair values at each respective acquisition date, including earn outs achieved (in thousands):

	Second Porch	real holidays.com.au	Escapia	Instant Software	Alugue Temporada	Bedand Breakfast.com	Homelidays
Year acquired	2011	2011	2010	2010	2010	2010	2009

Deferred revenue and net tangible assets (liabilities)	$1	$—	$(772)	$(556)	$(736)	$(6,133)	$(183)
Deferred tax assets (liabilities)	(222)	—	2,180	149	(967)	—	(614)
Trade name (indefinite-lived)	—	469	1,010	2,160	1,063	3,859	3,611
Developed technology	1,585	—	780	1,220	—	2,009	3,113
Customer relationships	—	949	1,730	9,910	1,959	7,057	3,409
Non-compete agreements	225	—	638	150	67	50	25
Goodwill	1,411	703	4,748	14,117	13,164	24,813	39,648

Aggregate purchase price	$3,000	$2,121	$10,314	$27,150	$14,550	$31,655	$49,009

The following table summarizes the Company’s weighted-average amortization period, in total and by major definite-lived intangible asset class, by acquisition during the years ended December 31, 2011, 2010 and 2009 (in years):

	Second Porch	real holidays.com.au	Escapia	Instant Software	Alugue Temporada	Bedand Breakfast.com	Homelidays
Developed technology	3.0	—	5.0	5.0	—	8.0	5.0
Customer relationships	—	7.0	10.0	13.0	6.0	6.0	6.0
Non-compete agreements	3.0	—	4.0	2.5	4.0	3.0	3.0
Total weighted-average amortization period	3.0	7.0	7.5	12.0	5.9	6.4	5.5

Tangible net assets were valued at their respective carrying amounts, which the Company believes approximate their current fair values at the respective acquisition dates, except for adjustments to Instant Software and Escapia’s deferred revenue amounts. Instant Software and Escapia’s deferred revenue was derived from licenses, maintenance and support, hosting and consulting contracts. The Company estimated its obligation related to the deferred revenue using the cost build-up approach. The cost build-up approach determines fair value by estimating the costs relating to fulfilling the obligation plus a normal profit margin. The sum of the costs and operating profit approximates the amount that the Company would be required to pay a third party to assume the support obligation. The estimated costs to fulfill the support obligation were based on the historical direct costs related to providing the support. As a result, the Company recorded an adjustment to reduce Instant Software and Escapia’s carrying value of deferred revenue by $4,854,000 and $745,000 to $421,000 and $320,000, respectively, which represents the Company’s estimate of the fair value of the contractual obligations assumed.

The valuation of identifiable intangible assets acquired reflects management’s estimates based on, among other factors, use of established valuation methods. The value of the acquired trade names was determined using a relief from royalty method. Developed technology was valued on a combination of the income and market approach. The income approach estimates the fair value based on the earnings and cash flow capacity of the subject asset. The market approach measures the fair value of the technology through an analysis of recent comparable transactions. The value of customer relationships was determined using the income approach. Non-competition agreements have been valued based on other arms’ length transactions between the Company and selling shareholders in past acquisitions. Identifiable intangible assets with definite lives are amortized over the period of estimated benefit using the straight-line method and the estimated useful lives of two to thirteen years. Certain trade names acquired are indefinite-lived intangible assets and are therefore not amortized but reviewed for impairment annually, or more frequently if events or changes in circumstances indicate that the carrying amount may be impaired. The straight-line method of amortization represents the Company’s best estimate of the distribution of the economic value of the identifiable intangible assets. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination.

Second Porch

In May 2011, the Company acquired 100% of the outstanding stock of Second Porch Inc., a vacation rental site that enables homeowners and professional property managers to market vacation homes to travelers through their social network, for an aggregate cash purchase price of $3.0 million. As a result of the acquisition, the company recorded a deferred tax liability of approximately $626,000, primarily related to acquired intangibles and a deferred tax asset of approximately $404,000 to reflect the acquisition of Second Porch’s net operating loss carryfoward. Of the aggregate purchase price, $300,000 in cash consideration purchase price was retained by the Company to secure certain indemnification obligations of the sellers. The funds retained by the Company that are not used to secure indemnification obligations will be released in two equal payments on the first and second anniversary dates of the acquisition. The Company incurred approximately $28,000 in direct acquisition costs, all of which were expensed as incurred, and are included in general and administrative expenses on the consolidated statement of operations.

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

Escapia

In October 2010, the Company acquired 100.0% of the outstanding stock of Escapia, Inc., a domestic provider of web-based vacation rental management software and online marketing solutions (the acquired business is referred to as “Escapia”), and merged it into Pacific Acquisition Corp., a wholly owned subsidiary of the Company, for cash consideration, excluding direct transaction costs, of approximately $10,314,000. Approximately $1,000,000 of the cash consideration purchase price was placed in an escrow account to secure certain indemnification obligations of the sellers. The escrow funds that are not used to secure indemnification obligations will be released 18 months after the date of the acquisition. The Company incurred approximately $126,000 in direct acquisition costs, all of which were expensed as incurred, and are included in general and administrative expenses on the consolidated statement of operations.

Goodwill is not deductible for tax purposes. The acquired goodwill and trade names are indefinite lived assets and will be reviewed for impairment annually or when events or changes in circumstances indicate that these indefinite-lived assets may be impaired. The developed technology, customer relationships and non-compete agreements have a weighted average useful life of 7.5 years from the date of acquisition.

The results of Escapia have been included in the Company’s consolidated results since the acquisition date in October 2010.

Instant Software

In October 2010, the Company, through a newly formed wholly owned subsidiary, Instant, Inc., acquired certain assets and assumed certain liabilities of Instant Software, Inc., a domestic provider of software applications, tools and solutions for the vacation rental industry, First Resort Software Company, Inc., Entech Data Systems, Inc. and VRGDS, Inc. (the acquired business is referred to as “Instant Software”) for total consideration, excluding direct transaction costs, of approximately $27,150,000. Consideration included $24,150,000 in cash paid directly to the owners of the acquired business and the issuance of 199,598 shares of HomeAway, Inc. common stock with a fair value of $15.03 per share, or $3,000,000. The $3,000,000 stock consideration purchase price was placed in an escrow account to secure certain indemnification obligations of the sellers. Half of the stock held in escrow was released on the first anniversary date in October 2011. The remaining stock held in escrow that is not used to secure indemnification obligations will be released in two additional annual installments with half of the remaining balance on the second anniversary date and the remaining balance on the third anniversary date of the acquisition. The Company incurred approximately $332,000 in direct acquisition costs, all of which were expensed as incurred, and are included in general and administrative expenses on the consolidated statement of operations.

Goodwill and intangibles arising from the acquisition are deductible for tax purposes on a straight line basis over a 15 year period. The acquired goodwill and trade names are indefinite lived assets and will be reviewed for impairment annually or when events or changes in circumstances indicate that these indefinite-lived assets may be impaired. The developed technology, customer relationships and non-compete agreements have a weighted-average useful life of 12.0 years from the date of acquisition.

The results of Instant Software have been included in the Company’s consolidated results since the acquisition date in October 2010.

AlugueTemporada

In March 2010, the Company acquired 100% of the outstanding stock of Qualimidia Veiculacao E Divulgacao Ltd, a Brazil-based provider of web-based vacation rental listings that operates the website AlugueTemporada.com.br (the acquired business is referred to as “AlugueTemporada”), for cash consideration, excluding direct transaction costs, of approximately $14,550,000. Approximately $1,428,000 of the cash consideration purchase price was placed in an escrow account to secure certain indemnification obligations of the sellers. Half of the escrow funds were released on the first anniversary date in March 2011. The remaining escrow funds that are not used to secure indemnification obligations will be released on the second anniversary date of the acquisition. In July 2010, the Company paid approximately $560,000 to the sellers in satisfaction of certain earn-out targets. The Company incurred approximately $239,000 in direct acquisition costs, all of which were expensed as incurred, and are included in general and administrative expenses on the consolidated statement of operations.

Goodwill is not deductible for tax purposes. The acquired goodwill and trade names are indefinite lived assets and will be reviewed for impairment annually or when events or changes in circumstances indicate that these indefinite-lived assets may be impaired. The customer relationships and non-compete agreements have a weighted average useful life of 5.9 years from the date of acquisition.

The results of AlugueTemporada have been included in the Company’s consolidated results since the acquisition date in March 2010.

BedandBreakfast.com

In March 2010, the Company acquired 100% of the outstanding common stock of ELG Hospitality, Inc., a U.S.-based specialty travel website that operates the websites BedandBreakfast.com, rezovation.com, webervations.com and inns.com (the acquired business is referred to as “BedandBreakfast.com”), for total consideration, excluding direct transaction costs, of approximately $31,655,000. Consideration included $23,404,000 in cash paid directly to the owners of the acquired business and the issuance of 603,618 shares of HomeAway, Inc. common stock with a fair value of $13.67 per share, or $8,251,000. Approximately $3,170,000 of the cash consideration purchase price was placed in an escrow account to secure certain indemnification obligations of the sellers. The escrow funds that are not used to secure indemnification obligations will be released on the second anniversary date of the acquisition. The Company incurred approximately $95,000 in direct acquisition costs, all of which were expensed as incurred, which are included in general and administrative expenses on the consolidated statement of operations.

The Company made an election under Section 338(h)(10) of the Internal Revenue Code to treat the stock acquisition as an asset purchase for tax purposes. As a result, goodwill and intangibles arising from the acquisition are deductible for tax purposes on a straight-line bases over a 15 year period. The acquired goodwill and trade names are indefinite-lived assets and will be reviewed for impairment annually or when events or changes in circumstances indicate that these indefinite-lived assets may be impaired. The developed technology, customer relationships and non-compete agreements have a weighted average useful life of 6.4 years from the date of acquisition.

The results of BedandBreakfast.com have been included in the Company’s consolidated results since the acquisition date in March 2010.

Homelidays

In January 2009, the Company acquired 100.0% of the outstanding common stock of Homelidays SAS, a France-based provider of web-based vacation rental listings that operates the website Homelidays.com, for cash consideration, excluding direct transaction costs, of approximately $46,716,000. Approximately $1,309,000 of the cash consideration purchase price was deferred and paid in May 2009 pursuant to terms in the stock purchase agreement.

In January 2009 and immediately prior to the acquisition by the Company of Homelidays SAS, the Company acquired 100.0% of the outstanding common stock of NetSquared, Ltd. and its wholly owned subsidiary Holidaylets, Ltd. (the acquired business is referred to as “NetSquared”), a U.K.-based provider of web-based vacation rental listings that operates the website Holidaylets.net, for cash consideration, excluding direct transaction costs, of approximately $2,293,000. NetSquared was a wholly owned subsidiary of Homelidays SAS. The acquired businesses of Homelidays SAS and NetSquared are collectively referred to by the Company as “Homelidays.”

At the acquisition date, the sellers entered into a guarantee of €3,300,000 in favor of the Company to secure certain indemnification obligations of the sellers. The guarantee amount reduced to €1,650,000 (approximately $2,187,000 as of December 31, 2010) on January 27, 2010 and expired in full on January 27, 2011. The guarantee amount was €1,650,000 (approximately $2,187,000) as of December 31, 2010 in favor of the Company.

Goodwill is not deductible for tax purposes. The acquired goodwill and trade names are indefinite-lived assets and will be reviewed for impairment annually or when events or changes in circumstances indicate that these indefinite-lived assets may be impaired. The developed technology, customer relationships and non-compete agreements have a weighted average useful life of 5.5 years from the date of acquisition.

Pro Forma Results (unaudited)

The following unaudited pro forma supplemental information presents an aggregated summary of results of operations of the Company for fiscal years ended December 31, 2011, 2010 and 2009, assuming the completion of the fiscal 2009 acquisition of Homelidays occurred on January 1, 2009, the completion of the fiscal 2010 acquisitions of BedandBreakfast.com, AlugueTemporada, Instant Software and Escapia occurred on January 1, 2009 and the completion of the fiscal 2011 acquisitions of Second Porch and realholidays.com.au occurred on January 1, 2010.

The unaudited pro forma supplemental information presented below is based on estimates and assumptions that the Company believes are reasonable. The average foreign exchange rate during each of the presented years was used in preparing the supplemental information. The unaudited pro forma supplemental information prepared by the Company is not necessarily indicative of the results of income in future periods or the results that actually would have been realized had the acquired businesses and the Company been a combined company during the specified periods.

	Year Ended December 31,
(in thousands)	2011	2010	2009
Total revenue	$230,636	$180,425	$141,714
Net income (loss)	6,026	15, 194	6,319

4. Goodwill and Other Intangible Assets

Goodwill

Changes in the Company’s goodwill balance for the years ended December 31, 2011 and 2010 are summarized in the table below (in thousands).

Balance at December 31, 2009	$246,822
Acquired in business combinations	58,747
Foreign currency translation adjustment	(4,789)

Balance at December 31, 2010	300,780
Acquired in business combinations	2,114
Foreign currency translation adjustment	(1,879)

Balance at December 31, 2011	$301,015

The goodwill acquired in business combinations during 2010 includes an adjustment to increase goodwill and deferred tax liabilities by approximately $1,905,000 to account for the temporary difference between the book basis and tax basis in acquired indefinite-lived intangible assets from certain stock acquisitions in prior years.

Intangible Assets

The Company’s intangible assets, excluding goodwill, consist of intangible assets acquired primarily in business combinations and were recorded at their estimated fair values on the date of purchase. The finite-lived intangible assets that are being amortized are summarized in the table below (in thousands):

		December 31, 2011			December 31, 2010
	Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade names and trademarks	10	$1,154	$(778)	$376	$1,141	$(666)	$475
Developed technology	2-8	24,186	(18,483)	5,703	22,585	(15,379)	7,206
Customer relationships	6-13	52,912	(27,393)	25,519	52,239	(20,093)	32,146
Noncompete agreements and domain names	2-5	3,363	(2,345)	1,018	3,108	(1,541)	1,567

		$81,615	$(48,999)	$32,616	$79,073	$(37,679)	$41,394

Amortization of noncompete agreements is recorded over the term of the agreements.

In June 2009, the Company entered into a noncompetition contract with a former employee with a term of three years. As consideration for the contract, the Company paid cash consideration of approximately $1,112,000 to the former employee. The cash consideration was settled through a net cash settlement repurchase of 206,250 of the individual’s vested common stock options. The Company recorded the full value of the consideration as an intangible asset that is being amortized over the three-year contract period.

Amortization expense for the years ended December 31, 2011, 2010 and 2009 was approximately $11,542,000, $9,953,000 and $9,516,000 respectively.

Expected future annual amortization expense for finite-lived intangible assets as of December 31, 2011 is as follows (in thousands):

2012	$9,455
2013	7,451
2014	4,349
2015	3,280
2016	1,716
Thereafter	6,365

$32,616

The Company has the following indefinite-lived intangible assets recorded in its consolidated balance sheets as of December 31, 2011 and 2010, respectively (in thousands):

	December 31,
	2011	2010
Trademarks, trade names and other	$28,899	$28,396

5. Property and Equipment, net

Property and equipment consists of the following at December 31, 2011 and 2010, respectively, (in thousands):

	December 31,
	2011	2010
Computer equipment and purchased software	$20,235	$17,079
Internal-use software	18,364	13,708
Furniture and fixtures	3,083	2,552
Leasehold improvements	10,304	6,679

	51,986	40,018
Less accumulated depreciation	(26,121)	(18,473)

	$25,865	$21,545

For the years ended December 31, 2011, 2010 and 2009, depreciation expense was approximately $8,429,000, $5,888,000 and $4,096,000, respectively.

6. Accrued Expenses

The Company’s accrued expenses are comprised of the following at December 31, 2011 and 2010, respectively (in thousands):

	December 31,
	2011	2010
Compensation and related benefits	$12,016	$7,322
Gift cards	5,679	5,162
Taxes	1,983	2,750
Advertising	838	1,731
Other	6,415	5,009

Total	$26,931	$21,974

7. Commitments and Contingencies

Leases

The Company leases its facilities and certain office equipment under noncancellable operating leases. Future minimum lease payments under noncancellable operating leases with terms in excess of one year at December 31, 2011 are as follows (in thousands):

2012	$3,890
2013	3,670
2014	3,597
2015	3,012
2016	2,901
Thereafter	7,320

Total minimum lease payments	24,390

Rental expense was approximately $4,280,000, $2,906,000 and $2,842,000 for the years ended December 31, 2011, 2010 and 2009.

Guarantees

The Company offers two guarantee products to travelers: Basic Rental Guarantee and Carefree Rental Guarantee. The Basic Rental Guarantee is offered to travelers that book a vacation rental property listed on any one of the Company’s websites to protect 50% of their vacation rental payments up to $1,000 against Internet fraud. Travelers additionally may purchase additional protection to cover 100% of vacation rental payments up to $10,000 against Internet fraud, misrepresentation, wrongful denial of entry, or wrongful deposit loss by the purchase of the Carefree Rental Guarantee. The Company does not maintain insurance from any third party against claims under the guarantees, and any amounts payable for claims made under these guarantees are payable by the Company. Amounts recorded for estimated future claims under the guarantees are based on historical experience and estimates of potential future claims made by the Company are recorded in general and administrative expense in the Company’s consolidated statement of operations. At December 31, 2011, 2010 and 2009, the Company had recorded approximately $247,000, $232,000 and $538,000 as an accrued expense for potential future claims.

Changes for the traveler guarantees, which are presented as a current liability in the Company’s consolidated balance sheets, are as follows (in thousands):

	Year Ended December 31,
	2011	2010
Traveler guarantee liability
Liability at beginning of year	$232	$538
Costs accrued for new rentals	175	—
Release of expected guarantee	—	(141)
Guarantee obligations honored	(160)	(165)

Traveler guarantee liability at end of year	$247	$232

Since May 2008, the Company has maintained a guarantee of £2,200,000 in favor of a bank in the United Kingdom for extending credit to the Company in connection with the wholly owned United Kingdom subsidiary’s business of collecting its subscription revenues in advance via credit card payments. In November 2009, the guarantee was amended to increase the maximum aggregate guarantee amount to £5,000,000 (approximately $7,849,000 as of December 31, 2011).

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

Employment Agreements

The Company has entered into employment and change of control arrangements with certain of its executive officers and with certain employees in Europe, where it is customary practice.

8. Preferred Stock, Redeemable Preferred Stock and Convertible Redeemable Preferred Stock

Authorized Stock

The Company’s amended and restated certificate of incorporation, as amended in October 2008, authorized the Company to issue 68,836,142 shares of preferred stock with a par value of $0.0001 per share, of which 28,780,925 shares were designated as Series A redeemable preferred stock, 3,550,000 shares were designated as Series B redeemable preferred stock, 21,200,000 shares were designated as Series C convertible redeemable preferred stock, and 15,305,217 shares were designated as Series D convertible redeemable preferred stock. All classes of preferred stock from inception to date were sold or issued to fund operations, to fund acquisitions that have been made by the Company, to fund payment of existing debt obligations or to fund the repurchase of shares of common stock of the Company.

In July 2011, the Company amended its certificate of incorporation to authorize 10,000,000 shares of preferred stock with a par value of $0.0001 per share. The Company had no shares of its preferred stock (the “preferred stock”) issued and outstanding at December 31, 2011.

Preferred Stock Activity

In January 2009, certain holders of Series C shares converted 700,000 shares of Series C convertible redeemable preferred stock into an equal number of shares of common stock as permitted by the Series C stock purchase agreement. Upon conversion, the Company paid approximately $605,000 in accrued and unpaid dividends on the converted Series C shares.

In June 2010, the Company’s board of directors approved the 2010 Dividend Repayment and Stock Repurchase/Redemption Program (the “Dividend and Stock Repurchase Program”). The program authorized the payment of up to $8,300,000 for the payment of certain amounts in satisfaction of accrued but unpaid dividends on the outstanding shares of Series A, B and C preferred stock and for the repurchase of a portion of the outstanding shares of Series A and B preferred stock.

In connection with the Dividend and Stock Repurchase Program, during 2010 the Company paid dividends on Series A, B and C preferred stock of $1,439,000, $195,000 and $2,431,000, respectively.

In addition to the dividends payments, the Company repurchased 2,391,321 shares of Series A preferred stock at a redemption price equal to the original issue price of $1.40 per share, or approximately $3,348,000, and 297,195 shares of Series B preferred stock at a redemption price equal to the original issue price of $2.00 per share, or approximately $594,000.

With the proceeds of the IPO in July 2011, the Company redeemed all outstanding shares of Series A and B preferred stock, including accrued but unpaid dividends, for $55.8 million and $9.2 million, respectively, as well as paid in full all accrued but unpaid dividends on outstanding shares of Series C preferred stock, which totaled $32.9 million.

Historically, the Company recorded preferred stock accretion on all series of preferred stock using an effective interest method to a value equal to a redemption value as of October 2014 determined pursuant to the terms of the preferred stock set forth in the Company’s certificate of incorporation. To reflect the final redemption value as of the IPO date of July 5, 2011, the Company recorded accelerated accretion charges of $6.8 million in July 2011. This amount was recorded as additional paid-in capital on the Company’s balance sheet and negatively impacted net income (loss) attributable to common stockholders in year ended December 31, 2011.

The outstanding shares of Series C and Series D convertible redeemable preferred stock converted on a one-to-one basis into shares of common stock concurrent with the IPO. Series C and Series D convertible redeemable preferred stock converted into 19,140,633 and 15,305,217 shares, respectively of common stock on July 5, 2011. Following the IPO and the redemption of outstanding Series A and Series B preferred stock, there were no shares of Series A, Series B, Series C or Series D preferred stock outstanding.

9. Stockholders’ Equity and Stock-Based Compensation

Common Stock

The Company’s amended and restated certificate of incorporation as amended in July 2011, authorizes 350,000,000 shares of common stock with a par value of $0.0001 per share. At December 31, 2011 and December 31, 2010, there were 80,685,391 and 38,987,423 shares of common stock outstanding, respectively. Additionally, the amended certificate of incorporation authorizes the Company’s board of directors, without action by stockholders, to designate and issue up to 10,000,000 shares of preferred stock in one or more series. The board of directors may also designate the rights, preferences and privileges of each series of preferred stock, any or all of which may be greater than the rights of the common stock.

In March 2010, the Company issued 603,618 shares of common stock in conjunction with the Company’s acquisition of BedandBreakfast.com (see Note 3).

In April and June 2010, the Company issued 170,000 and 150,000 shares of common stock, respectively, that were subject to vesting restrictions. The total fair value of these shares of approximately $4,458,000 is being recognized over the vesting period. For all grants, the intrinsic value of the award was the fair value. As of December 31, 2011, 226,252 shares of common stock subject to restrictions were vested. Vesting is generally 25.0% at one year from grant date and monthly thereafter for the following four years.

In October 2010, the Company issued 199,598 shares of common stock in conjunction with the Company’s acquisition of Instant Software (see Note 3).

In October 2010, the Company issued 29,726 shares of common stock to certain owners of businesses acquired in 2010 for proceeds of approximately $447,000.

Initial Public Offering

On July 5, 2011, the Company completed its IPO of 9,200,000 shares of common stock, at $27.00 per share, before underwriting discounts and commissions. The Company sold 5,931,335 shares and existing stockholders sold an aggregate of 3,268,665 shares, including 1,200,000 shares as a result of the underwriters’ exercise of their over-allotment option to purchase additional shares. The initial public offering generated net proceeds to the Company of approximately $146.2 million, after deducting underwriting discounts and other expenses incurred by the Company for the sale of common stock. The Company did not receive any proceeds from the sale of shares by the selling stockholders.

Concurrent with the IPO, the Company received proceeds of approximately $161,000 from the exercise of warrants to purchase shares of common stock.

Common Stock Warrants

Since inception, the Company has issued warrants to purchase an aggregate of 682,549 shares of the Company’s common stock. Of these warrants issued, 6,562 warrants remain outstanding as of December 31, 2011 with a weighted average exercise price of $0.01 per share. There have been no warrants issued in 2009, 2010 or 2011.

At December 31, 2011, the Company has reserved 6,562 shares of common stock to permit exercise of the above warrants.

Stock Compensation Plans

The Company has historically maintained two stock-based compensation plans, the 2004 Stock Option Plan (the “2004 Plan”) and the 2005 Stock Plan (the “2005 Plan”). In May 2011, the Company adopted the 2011 Equity Incentive Plan (the “2011 Plan,” and together with the 2004 Plan and the 2005 Plan, the “Plans”), which is described below.

2004 Plan

At December 31, 2011, there were 10,808,121 options outstanding under the 2004 Plan. Following the effectiveness of the Company’s 2011 Plan in May 2011, no further awards will be made under the 2004 Plan, although each option previously granted under the 2004 Plan will remain outstanding subject to its terms. Any shares of common stock that are subject to awards under the 2004 Plan which are forfeited or lapse unexercised and would otherwise have been returned to the share reserve under the 2004 Plan instead will be available for issuance under the 2011 Plan.

2005 Plan

As of December 31, 2011, there were 55,301 options outstanding under the 2005 Plan. Following the effectiveness of the Company’s 2011 Plan in May 2011, no further awards will be made under the 2005 Plan, although each option previously granted under the 2005 Plan will remain outstanding subject to its terms. Any shares of common stock that are subject to awards under the 2005 Plan which are forfeited or lapse unexercised and would otherwise have been returned to the share reserve under the 2005 Plan instead will be available for issuance under the 2011 Plan.

2011 Plan

In May 2011, the Company adopted the 2011 Plan, providing for the granting of incentive stock options, as defined by the Internal Revenue Code, to employees and for the grant of non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares to employees, directors and consultants. The exercise price of the options granted are generally equal to the value of the Company’s common stock on the date of grant, as determined by the closing price of the Company’s stock on the NASDAQ or by the Company’s board of directors. Options are exercisable and vest in accordance with each option agreement. The term of each option is no more than ten years from the date of the grant. The 2011 Plan also provides for the automatic grant of option awards to our non-employee directors. As of December 31, 2011, shares of common stock reserved for issuance under the 2011 Plan consist of 12,272,959 shares of common stock. In addition, the number of shares available for issuance under the 2011 Plan will be increased annually on the first day of the Company’s fiscal year by an amount equal to the lesser of (a) four percent of the outstanding shares of the Company’s common stock as of the last day of the Company’s immediately preceding fiscal year or (b) such other amount as the Company’s board of directors may determine. At December 31, 2011, there were 443,360 options and 15,600 restricted stock units outstanding under the 2011 Plan.

Stock Option Activity

A summary of the Company’s stock option activity under all Plans is as follows:

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(Years)	($000s)
Outstanding at December 31, 2009	7,318,730	$7.07	8.1	$46,954
Granted	2,103,490	14.25
Exercised	(652,220)	2.69
Forfeited	(288,856)	10.84
Cancelled	(65,949)	7.70

Outstanding at December 31, 2010	8,415,195	$9.07	7.7	$52,598

Granted	4,456,939	21.20
Exercised	(1,226,784)	3.09
Forfeited	(306,253)	19.46
Cancelled	(32,315)	11.68

Outstanding at December 31, 2011	11,306,782	$14.20	7.8	$102,286

Vested and expected to vest
At December 31, 2010	7,684,908	$8.80	7.7	$49,532
At December 31, 2011	10,253,198	$13.67	7.7	$98,245
Exercisable options
At December 31, 2010	4,655,223	$5.51	6.6	$43,884
At December 31, 2011	6,160,671	$10.17	6.9	$80,611

The Company issues shares from the 2004 Plan, the 2005 Plan and the 2011 Plan reserves upon the exercise of stock options. Shares of common stock reserved and available for future stock option grants under the 2004 Plan and 2005 Plan were zero and 173,292 shares at December 31, 2011 and 2010, respectively. Shares of common stock reserved and available for future stock option grants under the 2011 Plan were 11,813,999 shares at December 31, 2011.

The Company received $3,950,000 and $1,608,000 in cash from option exercises under the respective Plans in 2011 and 2010, respectively. The Company issued shares from amounts reserved under the respective Plans upon the exercise of these stock options. The Company does not currently expect to repurchase shares from any source to satisfy such obligation under any of the Company’s stock option Plans. The Company recognized a tax benefit of approximately $505,000 from the exercise of stock options during the year ended December 31, 2011. The Company recognized a tax shortfall related to the write-off of deferred tax assets for cancelled stock options of approximately $9,000 during the year ended December 31, 2010. The Company recognized a tax benefit of approximately $218,000 from the exercise of stock options during the year ended December 31, 2009. These tax benefits and shortfall have been recorded in additional paid-in capital on the Company’s consolidated balance sheet as of December 31, 2011 and 2010.

The weighted average grant date fair value of the options and restricted stock are summarized as follows:

	Year Ended December 31,
	2011	2010	2009
Per grant of stock options	$11.41	$7.83	$7.82
Per grant of restricted stock and restricted stock units	$23.31	$13.93

The aggregate intrinsic value of stock options exercised, represented in the stock option activity table above, was approximately $21,914,000, $7,384,000 and $1,275,000 during the years ended December 31, 2011, 2010 and 2009, respectively.

During 2011, 2,749,524 stock options vested with a weighted average grant date fair market value of $8.34 per share.

Restricted Stock Activity

A summary of the Company’s restricted stock activity under the 2004 Plan and 2011 Plan is as follows:

	Number of Awards Outstanding	Weighted Average Grant Date Fair Value (per share)
Unvested balances at December 31, 2009	—	$—
Awards granted	320,000
Awards vested	(27,000)
Awards forfeited	—

Unvested balances at December 31, 2010	293,000	$13.93
Awards granted	15,600
Awards vested	(199,252)
Awards forfeited	—

Unvested balances at December 31, 2011	109,348	$23.31

Accounting for Stock-Based Compensation

The Company uses the Black–Scholes option pricing model in valuing its stock options. The Black–Scholes model requires estimates regarding risk-free rate of return, dividend yields, expected term of the award, volatility and estimated forfeitures of awards during the service period.

The risk-free interest rate assumption used by the Company is based on observed market interest rates appropriate for the term of the Company’s employee options. During the years ended December 31, 2011 and 2010, the Company estimated expected term based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The dividend yield assumption is based on historical and expected dividend payouts. Since the Company was a private entity prior to its IPO in July 2011 with no historical data regarding the volatility of its common stock price, the Company based the expected volatility on the volatility of comparable companies from a representative industry peer group. The Company determined expected volatility of options granted using an average of the historical volatility measures of this peer group of companies.

The Company uses historical data to estimate pre-vesting option forfeitures and records stock-based compensation expense only for those awards that are expected to vest. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock-based compensation expense to be recognized in future periods. For options granted, the Company amortizes the fair value on a straight-line basis over the vesting period of the options. The fair value of stock option grants has been estimated at the date of grant using the Black–Scholes option pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2011	2010	2009
Risk-free interest rate	1.12% to 2.84%	1.79% to 2.89%	1.84% to 2.71%
Expected term	6.0 to 6.25 years	6.25 years	6.25 years
Dividend yield	0.00%	0.00%	0.00%
Expected volatility	53.30% to 57.30%	55.20% to 57.10%	58.70% to 62.40%

The following table summarizes the total stock-based compensation expense that the Company recorded for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	Year Ended December 31,
	2011	2010	2009
Cost of revenue	$1,805	$861	$396
Product development	5,023	2,424	906
Sales and marketing	6,292	1,730	857
General and administrative	10,813	8,497	3,819

	$23,933	$13,512	$5,978

Total gross unrecognized compensation cost related to nonvested stock options and restricted stock was $41,737,000 as of December 31, 2011 and $23,384,000 as of December 31, 2010. The Company expects to recognize those costs over a weighted average period of 2.83 years and 2.79 years, respectively.

10. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of the following at December 31, 2011 and 2010, respectively (in thousands):

	December 31,
	2011	2010
Foreign currency translation	$(6,297)	$(3,887)
Unrealized (loss) gain on investments	(183)	155

	$(6,480)	$(3,732)

11. Income Taxes

For financial reporting purposes, income before income taxes includes the following components (in thousands):

	Year Ended December 31,
	2011	2010	2009
Domestic	$12,196	$6,710	$8,809
Foreign	6,475	3,910	3,850

Total	$18,671	$10,620	$12,659

The income tax expense (benefit) is comprised of the following (in thousands):

	Year Ended December 31,
	2011	2010	2009
Current
Federal	$—	$—	$—
State	675	522	254
Foreign	4,211	4,548	1,944
Deferred
Federal	8,634	3,752	4,532
State	102	447	155
Foreign	(1,321)	(1,140)	(1,365)
Change in valuation allowance	192	(14,443)	(528)

	$12,493	$(6,314)	$4,992

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets (liabilities) consist of the following (in thousands):

	December 31,
	2011	2010
Deferred tax assets:
Net operating loss carryforward	$4,980	$9,871
Tax credits	218	2,226
Accrued liabilities	3,523	2,176
Stock compensation	6,450	3,271
Gift card deferred revenue and redemption liability	1,347	1,149
Other	1,611	1,051

Total deferred tax assets	18,129	19,744
Deferred tax liabilities:
Intangible assets	(21,831)	(18,617)
Property and equipment	(5,009)	(3,159)
Prepaid expenses	(1,214)	(848)

Total deferred tax liabilities	(28,054)	(22,624)
Valuation allowance	(507)	(318)

Net deferred tax liabilities	$(10,432)	$(3,198)

In March 2010, the Company acquired 100.0% of the outstanding common stock of ELG Hospitality, Inc. in the BedandBreakfast.com acquisition (see Note 3). ELG Hospitality, Inc. had previously been treated as an S-Corporation for U.S. federal income tax purposes. The Company made an election under Section 338(h)(10) of the Internal Revenue Code to treat the stock acquisition as an asset purchase for U.S. income tax purposes. A net deferred tax asset of approximately $2,773,000 was recorded upon the acquisition, primarily related to deferred revenue and gift card redemption liabilities. A valuation allowance was placed against the acquired deferred tax assets due to the Company’s conclusion that it would not meet the more likely than not threshold that the deferred tax assets would be realized.

In March 2010, the Company acquired 100.0% of the outstanding stock of Qualimidia Veiculacao e Divulgacao Ltda. in the AlugueTemporada acquisition (see Note 3). A net deferred tax liability of approximately $967,000 was recorded upon the acquisition, primarily related to deferred revenue and acquired intangibles.

In October 2010, the Company acquired certain assets and assumed certain liabilities in the Instant Software acquisition (see Note 3). A net deferred tax asset of approximately $149,000 was recorded upon the acquisition, primarily due to deferred revenue.

In October 2010, the Company acquired 100% of the outstanding stock of Escapia, Inc. in the Escapia acquisition (see Note 3). Upon the acquisition, a deferred tax liability of approximately $1,478,000 was recorded, primarily related to acquired intangibles, and a deferred tax asset of approximately $3,712,000 was recorded to reflect the acquisition of Escpaia Inc.’s net operating loss carryfoward. The deferred tax asset was offset by a valuation allowance of approximately $54,000 due to the Company’s conclusion that it was not more likely than not that a portion of the deferred tax asset would not be realized.

In May 2011, the Company acquired 100% of the stock of Second Porch, Inc. in the Second Porch acquisition (see Note 3). A net deferred tax liability of approximately $222,000 was recorded primarily related to acquired intangibles, offset by net operating loss carryforwards.

A valuation allowance is established if, based on the Company’s review of both positive and negative evidence, it is more likely than not that all or a portion of the deferred tax asset will not be realized. The valuation allowance for the Company’s deferred tax asset was reduced by approximately $12,582,000 during 2010. This was primarily due to an increase in the valuation allowance of approximately $2,827,000 for assets acquired in the BedandBreakfast.com acquisition in March, 2010 and the Escapia acquisition in October, 2010, offset by utilization during the current year of approximately $1,081,000 of deferred tax assets not previously recognized and the release in 2010 of approximately $13,364,000 of the valuation allowance, based on the Company’s belief that it was more likely than not that the Company will generate sufficient future taxable income to realize the majority of the remaining net deferred tax assets due to the Company’s positive earnings. The Company maintained a valuation allowance of approximately $507,000 and $318,000 at December 31, 2011 and December 31, 2010, respectively, related to the uncertainty of the utilization of certain loss carryforwards prior to their expiration and uncertainty of the ability to generate income of the appropriate character to utilize non-trading loss carryforwards. There can be no assurance that the Company will meet its expectations of future taxable income. As a result, the amount of the deferred tax assets considered realizable could be reduced if estimates of future taxable income are reduced. Such an occurrence could materially adversely affect the Company’s results of operations and financial condition. The Company will continue to evaluate the ability to realize, by jurisdiction, its deferred tax assets and related valuation allowances.

The Company had federal net operating loss carryforwards of approximately $15,344,000 and $28,968,000 at December 31, 2011 and 2010, respectively, of which approximately $8,835,000 will be recorded in additional paid-in-capital when realized. These loss carryforwards will expire between 2025 and 2031 if not utilized. The Company has state net operating loss carryforwards of approximately $348,000 and $449,000 at December 31, 2011 and 2010, respectively, which will expire between 2025 and 2031 if not utilized. The Company had foreign net operating loss carryforwards of approximately $9,823,000 and $2,377,000 at December 31, 2011 and 2010, respectively. Of these loss carryforwards, $9,227,000 will expire between 2017 and 2020 if not utilized, and $596,000 will carryforward indefinitely. The Company had foreign tax credits of approximately $1,613,000 and $1,613,000 and research and development tax credits of approximately $1,041,000 and $538,000 as of December 31, 2011 and 2010, respectively.

Under the Tax Reform Act of 1986, the amount of net operating losses and tax credits that can be carried forward may be limited in certain circumstances. Events that may cause changes in the Company’s tax carryovers include, but are not limited to, a cumulative ownership change of more than 50.0% over a three-year period. Certain of the Company’s operating losses that can be utilized in any one taxable year may be limited by future ownership changes. Currently, such a limitation exists on the net operating loss that was acquired in the Escapia and Second Porch acquisitions. A valuation allowance has been recorded to reduce the deferred tax asset to the value that the Company believes is more likely than not to be realized. A limitation also exists for losses attributable to the period of time before the February 1, 2005 Series A preferred stock financing transaction due to the deemed ownership change that occurred upon the issuance of those shares. The Company has not recorded a benefit for approximately $382,000 of net operating loss carryforwards that will expired unused.

The following is a reconciliation of the amount of the income tax expense (benefit) that results from applying the federal statutory income tax rate to income (loss) before income taxes to the reported income tax expense (benefit) (in thousands):

	Year Ended December 31,
	2011	2010	2009
Federal tax expense (benefit) at statutory rate	$6,535	$3,611	$4,304
State taxes, net of federal tax benefit	541	485	409
Foreign tax rate differential	1,531	(137)	(182)
Tax reserves	47	2,365	—
Foreign tax credit	63	(226)	—
Stock compensation	3,315	1,854	1,203
Research and development credit	(77)	(323)	—
Non-deductible expenses and other	344	500	(214)
Net increase (decrease) in valuation allowance	194	(14,443)	(528)

	$12,493	$(6,314)	$4,992

Deferred U.S. income taxes and foreign withholding taxes are not provided on the undistributed cumulative earnings of foreign subsidiaries because those earnings are considered to be permanently reinvested in those operations. Any permanently reinvested earnings could become subject to additional tax if remitted to HomeAway, Inc. The determination of the amount of unrecognized tax liability is not practicable. There was approximately $16,372,000 and $57,000 of cumulative earnings in the Company’s foreign subsidiaries as of December 31, 2011 and 2010, respectively.

The Company follows the guidance on accounting for uncertainty in income taxes, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

At December 31, 2011 and 2010, the Company had $3,658,000 and $3,295,000, respectively, of gross unrecognized tax benefits. Included in the balance of unrecognized tax benefits at December 31, 2011 are $1,222,000 of unrecognized tax benefits that are offset against related deferred tax assets. If the Company were to recognize the unrecognized tax benefits as of December 31, 2011, $3,328,000 would impact the effective tax rate.

Company policy is to include interest and penalties related to unrecognized tax benefits as a component of income tax expense in the Consolidated Statement of Operations. Accrued interest and penalties are included within the related tax liability line in the Consolidated Balance Sheet. Related to the unrecognized tax benefits noted, the Company accrued penalties and interest of $19,000 during 2011 and in total, as of December 31, 2011, has recognized a liability for penalties and interest of $106,000. During 2010, the Company accrued penalties and interest of $197,000 and in total, as of December 31, 2010, had recognized a liability for penalties and interest of $197,000.

The aggregate changes in the balance of unrecognized tax benefits were as follows, excluding interest and penalties:

(in thousands)	Year Ended December 31,
	2011	2010	2009
Balance, beginning of year	$3,295	$647	$319
Increases for tax positions related to the current year	1,494	590	328
Increases for tax positions related to prior years	235	2,058	—
Decreases for tax positions related to prior years	(1,366)	—	—
Reductions due to lapsed statute of limitations	—	—	—

Balance, end of year	$3,658	$3,295	$647

As of December 31, 2011, there were $602,000 to $1,309,000 of unrecognized tax benefits that the Company expects could change over the next 12 months with the conclusion of a French tax audit for tax years 2007 through 2009.

In the United States, the tax years 2008 through 2011 remain open to examination in the federal jurisdiction and most state jurisdictions. Tax years 2005 through 2007 remain open to adjustment due to net operating losses carried forward into open tax years. The Internal Revenue Service has not conducted an examination for any tax year. Internationally, the tax years 2009 through 2011 remain open to examination in Germany, the tax years 2008 through 2011 remain open to examination in France, the tax years 2007 through 2011 remain open to examination in Brazil, the tax years 2010 through 2011 remain open to examination in the United Kingdom, and the tax year 2011 remains open to examination in Switzerland, Australia and Spain. One of the Company’s French subsidiaries is currently under audit for the tax years 2007 through 2009.

12. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share of common stock:

	Year Ended December 31,
	2011	2010	2009
Numerator
Net income	$6,178	$16,934	$7,667
Cumulative preferred stock dividends and discount accretion	(24,678)	(35,224)	(33,511)

Net loss attributable to common stockholders	$(18,500)	(18,290)	(25,844)

Denominator
Weighted average common shares outstanding-basic	59,549	38,143	37,172
Dilutive effect of stock options, warrant and convertible	—	—	—

Weighted average common shares outstanding-diluted	59,549	38,143	37,172

Net loss per share-basic and diluted	$(0.31)	$(0.48)	$(0.70)

The following common equivalent shares were excluded from the calculation of net loss per share as their inclusion would have been antidilutive:

	Year Ended December 31,
	2011	2010	2009
Stock options and warrants	11,329	8,415	7,319
Series C convertible redeemable preferred stock	—	19,141	19,141
Series D convertible redeemable preferred stock	—	15,305	15,305
Restricted stock awards	94	293	—

Total common equivalent shares excluded	11,423	43,154	41,765

13. Domestic and Foreign Operations

The Company has operations in domestic and foreign regions, specifically in Europe, Latin America and Australia. Information about these operations is presented below (in thousands):

	Year Ended December 31,
	2011	2010	2009
Revenue:
United States	$138,574	$104,262	$70,042
France	39,375	27,466	21,694
United Kingdom	33,514	23,689	19,898
Other international	18,760	12,467	8,596

Total revenue	$230,223	$167,884	$120,230

	Year Ended December 31,
	2011	2010	2009
Identifiable long-lived tangible assets:
United States	$22,426	$20,766	$14,194
International	4,330	3,216	3,150

Total identifiable long-lived tangible assets	$26,756	$23,982	$17,344

Revenue attributed to the U.S. and international geographies are based upon the country in which the selling subsidiary of the Company is located.

Identifiable long-lived assets attributed to the U.S. and international geographies are based upon the country in which the asset is located or owned.

14. Employee Benefit Plans

The Company administers various employer-sponsored retirement plans in the United Kingdom, France, Germany and Switzerland. The various plans allow for employer matching contributions to be made into the plans. Contributions made by the Company were not material for the years ended December 31, 2011, 2010 and 2009, respectively.

HOMEAWAY, INC.

FINANCIAL STATEMENT SCHEDULE

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Beginning Balance	Additions	Write-offs	Ending Balance
	(In thousands)
Allowance for doubtful accounts:
Year ended December 31, 2011	$120	552	(247)	$425
Year ended December 31, 2010	129	26	(35)	120
Year ended December 31, 2009	—	131	(2)	129

	Beginning Balance	Additions	Reductions	Ending Balance
	(In thousands)
Deferred Tax Asset Valuation Allowance:
Year ended December 31, 2011	$(318)	(189)	—	$(507)
Year ended December 31, 2010	(12,900)	(3,018)	15,600	(318)
Year ended December 31, 2009	(13,428)	(208)	736	(12,900)

Selected Quarterly Financial Data

(Unaudited)

	For the Three Months Ended:
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
	(In thousands, except per share amounts)
Revenue	$36,110	$41,641	$44,649	$45,484	$51,967	$58,681	$61,120	$58,455
Net income (loss) attributable to common shareholders	$(9,460)	$3,202	$(4,354)	$(10,567)	$(7,532)	$(6,651)	$(4,061)	$(256)
Net income (loss) per share—basic and diluted	$(0.25)	$0.08	$(0.11)	$(0.27)	$(0.19)	$(0.17)	$(0.05)	$0.00
Shares used in per share calculation—basic	37,404	38,187	38,423	38,666	38,904	39,519	78,528	80,499
Shares used in per share calculation—diluted	37,404	41,312	38,423	38,666	38,904	39,519	78,528	80,499

EXHIBIT INDEX

Exhibit Number	Exhibit Title

3.1+	Amended and Restated Certificate of Incorporation. (Exhibit 3.2)

3.2+	Amended and Restated Bylaws. (Exhibit 3.4)

4.2+	Amended and Restated Investors’ Rights Agreement dated March 10, 2011. (Exhibit 4.2)

4.3+	Warrant to Purchase Common Stock issued to Comerica Bank dated December 18, 2008, representing shares remaining after partial exercise of the original warrant issued on February 15, 2005. (Exhibit 4.5)

4.4+	Warrant to Purchase Common Stock issued to Entrepreneurs Foundation & Idea Network dated November 30, 2005. (Exhibit 4.6)

4.5+	Warrant to Purchase Common Stock issued to Comerica Bank dated December 2, 2005. (Exhibit 4.7)

10.1+*	Form of Indemnification Agreement for directors and officers. (Exhibit 10.1B)

10.2+*	2004 Stock Plan, as amended. (Exhibit 10.2)

10.3+*	Form of Stock Option Agreement for 2004 Stock Plan effective for grants made prior to April 3, 2009. (Exhibit 10.3A)

10.4+*	Form of Stock Option Agreement for 2004 Stock Plan effective for grants made after April 3, 2009. (Exhibit 10.3B)

10.5+*	Form of Restricted Stock Agreement for 2004 Stock Plan. (Exhibit 10.4)

10.6+*	The HomeAway, Inc. Nonstatutory Share Option Plan (UK NSO Sub-Plan under 2004 Stock Plan). (Exhibit 10.5)

10.7+*	The WVR Group, Inc. 2005 UK Enterprise Management Incentive Plan (UK EMI Sub-Plan under 2004 Stock Plan). (Exhibit 10.6)

10.8+*	Form of Stock Option Agreement for 2004 Stock Plan (UK EMI Sub-Plan). (Exhibit 10.7)

10.9+*	Incentive Plan for the Management of the German Subsidiary of the WVR Group, Inc. (German Sub-Plan under 2004 Stock Plan). (Exhibit 10.8)

10.10+*	Form of Stock Option Agreement for 2004 Stock Plan (German Sub-Plan). (Exhibit 10.9)

10.11+*	Addendum to 2004 Stock Plan containing terms and conditions for French option grants (French Sub-Plan under 2004 Stock Plan). (Exhibit 10.10)

10.12+*	Form of Stock Option Agreement for 2004 Stock Plan (French Sub-Plan). (Exhibit 10.11)

10.13+*	2005 Stock Plan, as amended. (Exhibit 10.12)

10.14+*	Form of Stock Option Agreement, as amended, for 2005 Stock Plan. (Exhibit 10.13)

10.15+*	2011 Equity Incentive Plan. (Exhibit 10.14)

10.16+*	Form of Stock Option Award Agreement approved for use under the 2011 Equity Incentive Plan. (Exhibit 10.15)

10.17*	Form of Restricted Stock Unit Award Agreement approved for use under the 2011 Equity Incentive Plan.

10.18+*	Executive Employment Agreement between the Registrant and Brian H. Sharples dated February 1, 2005. (Exhibit 10.16)

10.19+*	Amendment to Executive Employment Agreement between the Registrant and Brian H. Sharples dated December 29, 2010. (Exhibit 10.17)

Exhibit Number	Exhibit Title

10.20+*	Executive Employment Agreement between the Registrant and Brian H. Sharples dated May 27, 2011. (Exhibit 10.17A)

10.21+*	Offer Letter between the Registrant and Lynn Atchison dated August 4, 2006. (Exhibit 10.18)

10.22+*	Executive Employment Agreement between the Registrant and Lynn Atchison dated May 27, 2011. (Exhibit 10.18A)

10.23+*	Offer Letter between the Registrant and Carl G. Shepherd dated January 22, 2005. (Exhibit 10.19)

10.24+*	Executive Employment Agreement between the Registrant and Carl G. Shepherd dated May 27, 2011. (Exhibit 10.19A)

10.25+*	Offer Letter between the Registrant and Thomas Hale dated June 14, 2010. (Exhibit 10.20)

10.26+*	Amendment to Offer Letter between the Registrant and Thomas Hale dated December 29, 2010. (Exhibit 10.21)

10.27+*	Executive Employment Agreement between the Registrant and Thomas Hale dated May 27, 2011. (Exhibit 10.21A)

10.28+*	Offer Letter between the Registrant and Brent Bellm dated June 15, 2010. (Exhibit 10.22)

10.29+*	Amendment to Offer Letter between the Registrant and Brent Bellm dated December 29, 2010. (Exhibit 10.23)

10.30+*	Executive Employment Agreement between the Registrant and Brent Bellm dated May 27, 2011. (Exhibit 10.23A)

10.31+*	Executive Employment Agreement between the Registrant and Ross A. Buhrdorf dated May 27, 2011. (Exhibit 10.23B)

10.32+*	2011 Executive Officer Performance Bonus Plan. (Exhibit 10.24)

10.33+	Office Lease Agreement between the Registrant and Fifth & Baylor, Ltd. dated August 1, 2008. (Exhibit 10.25)

10.34+	Commercial Lease between Homelidays SAS and HVB Immoblien Verwaltungs GmbH & Co. dated March 10, 2008. (Exhibit 10.26)

10.35+	Amendment No. 1 to Commercial Lease between Homelidays SAS and HVB Immoblien Verwaltungs GmbH & Co. dated November 18, 2008. (Exhibit 10.27)

10.36+	Amendment No. 2 to Commercial Lease between Homelidays SAS and HVB Immoblien Verwaltungs GmbH & Co. dated January 22, 2009. (Exhibit 10.28)

10.37+	Amendment No. 3 to Commercial Lease between Homelidays SAS and HVB Immoblien Verwaltungs GmbH & Co. dated March 8, 2010. (Exhibit 10.29)

21.1	List of subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney for Charles C. Baker, Jeffrey D. Brody, Todd C. Chaffee, Christopher P. Marshall, Carl G. Shepherd, Philip S. Siegel, Robert Solomon and Susan D. Wojcicki (see page 69 to this Annual Report on Form 10-K).

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit Number	Exhibit Title

32.1	Certification of Chief Executive Officer and Chief Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

*	Management contract, compensatory plan or arrangement.
+	Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-172783) as declared effective by the Securities and Exchange Commission on June 28, 2011. The number given in parentheses indicates the corresponding exhibit number in such Form S-1.