Form 10-Q
period 2012-03-31
HOMEAWAY INC
filed 2012-05-04
CIK 1366684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐   Yes     ☒   No

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date.

Class	Outstanding at April 30, 2012
Common Stock, $0.0001 par value per share	82,199,616

HomeAway, Inc.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

HomeAway, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except for share and per share information)

(unaudited)

	March 31,	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$159,428	$118,208
Short-term investments	63,250	65,748
Accounts receivable, net of allowance for doubtful accounts of $461 and $425 as of March 31, 2012 and December 31, 2011, respectively	16,863	15,929
Prepaid expenses and other current assets	5,518	5,680
Restricted cash	730	1,039
Deferred tax assets	4,095	4,090

Total current assets	249,884	210,694
Property and equipment, net	29,281	25,865
Goodwill	302,792	301,015
Intangible assets, net	59,347	61,515
Restricted cash	248	244
Deferred tax assets	5,129	1,794
Other non-current assets	10,208	3,504

Total assets	$656,889	$604,631

Liabilities, preferred stock and stockholders’ equity
Current liabilities:
Accounts payable	$6,233	$3,102
Income tax payable	2,683	6,283
Accrued expenses	27,480	26,931
Deferred revenue	123,011	101,955
Deferred tax liabilities	94	92

Total current liabilities	159,501	138,363
Deferred revenue, less current portion	2,405	2,608
Deferred tax liabilities	23,123	16,224
Other non-current liabilities	9,774	6,427

Total liabilities	194,803	163,622

Commitments and contingencies (Note 5)
Preferred stock
$0.0001 par value per share; 10,000,000 shares authorized as of March 31, 2012 and December 31, 2011, respectively; zero shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	—	—
Stockholders’ equity
Common stock: $0.0001 par value; 104,163,858 shares authorized; 81,999,284 and 80,685,391 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	8	8
Additional paid-in capital	575,405	558,667
Accumulated other comprehensive income (loss)	(4,542)	(6,480)
Accumulated deficit	(108,785)	(111,186)

Total stockholders’ equity	462,086	441,009

Total liabilities, preferred stock and stockholders’ equity	$656,889	$604,631

The accompanying notes are an integral part of these financial statements.

HomeAway, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except for per share information)

(unaudited)

	Three Months Ended March 31,
	2012	2011
Revenue:
Listing	$53,968	$45,171
Other	10,135	6,796

Total revenue	64,103	51,967
Costs and expenses:
Cost of revenue (exclusive of amortization shown separately below)	10,532	8,458
Product development	9,702	7,011
Sales and marketing	24,734	22,662
General and administrative	12,837	10,274
Amortization expense	2,448	2,863

Total costs and expenses	60,253	51,268

Operating income	3,850	699
Other income (expense):
Interest expense	—	(10)
Interest income	169	57
Other income (expense)	(728)	(67)

Total other income (expense)	(559)	(20)

Income before income taxes	3,291	679
Income tax (expense) benefit	(890)	854

Net income	2,401	1,533
Cumulative preferred stock dividends and discount accretion	—	(9,065)

Net income (loss) attributable to common stockholders	$2,401	$(7,532)

Net income (loss) per share attributable to common stockholders:
Basic and diluted	$0.03	$(0.19)

Weighted average number of shares outstanding:
Basic	81,353	38,904
Diluted	84,500	38,904

The accompanying notes are an integral part of these financial statements.

HomeAway, Inc.

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2012	2011
Net income	$2,401	$1,533
Other comprehensive income:
Foreign currency translation adjustments	1,676	3,855
Change in unrealized gains on short-term investments, net of tax	262	2

Total other comprehensive income, net of tax	1,938	3,857

Comprehensive income	$4,339	$5,390

The accompanying notes are an integral part of these financial statements.

HomeAway, Inc.

Consolidated Statement of Changes in Stockholders’ Equity

(In thousands)

(unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2011	80,685	$8	$558,667	$(6,480)	$(111,186)	$441,009
Exercise of stock options	1,314	—	10,937	—	—	10,937
Stock compensation expenses	—	—	5,198	—	—	5,198
Excess tax benefits related to employee stock options	—	—	603	—	—	603
Other comprehensive income	—	—	—	1,938	—	1,938
Net income	—	—	—	—	2,401	2,401

Balance at March 31, 2012	81,999	$8	$575,405	$(4,542)	$(108,785)	$462,086

The accompanying notes are an integral part of these financial statements.

HomeAway, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities
Net income	$2,401	$1,533
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,455	1,934
Amortization of intangible assets	2,448	2,863
Amortization of premiums on securities and other	562	15
Stock-based compensation	5,198	4,697
Excess tax benefit from stock-based compensation	(603)	(241)
Deferred income taxes	3,514	(1,586)
Net realized/unrealized foreign exchange gain	(654)	(1,248)
Realized loss on foreign currency forwards	1,328	1,407
Changes in operating assets and liabilities, net of assets and liabilities assumed in business combinations:
Accounts receivable	(813)	(2,132)
Income tax receivable	—	(191)
Prepaid expenses and other assets	(6,464)	(816)
Accounts payable	3,114	(1,140)
Accrued expenses	436	(1,434)
Income tax payable	(3,043)	(565)
Deferred revenue	20,177	18,036
Deferred rent and other non-current liabilities	3,304	(158)

Net cash provided by operating activities	33,360	20,974

Cash flows from investing activities
Change in restricted cash	313	—
Cash paid for trademarks and other assets acquired	(45)	—
Purchases of short-term investments	(9,258)	—
Proceeds from maturities of marketable securities	11,457	4,000
Net settlement of foreign currency forwards	(1,328)	(1,407)
Purchases of property and equipment	(5,809)	(3,151)

Net cash used in investing activities	(4,670)	(558)

Cash flows from financing activities
Proceeds from exercise of options to purchase common stock	10,937	1,052
Excess tax benefit from stock-based compensation	603	241

Net cash provided by financing activities	11,540	1,293

Effect of exchange rate changes on cash	990	1,466

Net increase in cash and cash equivalents	41,220	23,175
Cash and cash equivalents at beginning of period	118,208	65,697

Cash and cash equivalents at end of period	$159,428	$88,872

Cash paid for taxes	$2,634	$1,184

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of HomeAway, Inc. and all of its wholly owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, for interim financial reporting and applicable quarterly reporting regulations of the Securities and Exchange Commission, or the SEC. All significant intercompany transactions and balances have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying interim unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting of normal recurring adjustments and those items discussed in these Notes, necessary for a fair presentation of the Company’s financial position, as of March 31, 2012, the results of operations for the three months ended March 31, 2012 and 2011, the cash flows for the three months ended March 31, 2012 and 2011, and stockholders’ equity for the three months ended March 31, 2012. Certain information and disclosures normally included in the notes to the annual financial statements prepared in accordance with GAAP have been omitted from these interim condensed consolidated financial statements pursuant to the rules and regulations of the SEC. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2011. Operating results for this interim period are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 or for any other period.

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

Money Market Funds and Short-Term Investments

In order to determine fair value of the Company’s money market funds and short-term investments, quoted prices in active markets for identical assets are used. Therefore, the Company’s money market funds and short-term investments are considered Level 1 items. At March 31, 2012 and December 31, 2011, the Company did not have any financial instruments that qualified as Level 2 or Level 3 items.

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

The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued liabilities and deferred revenue approximate fair value at March 31, 2012 and December 31, 2011, respectively, because of the relatively short maturity of these instruments.

The following table summarizes the basis used to measure certain financial assets and liabilities at fair value on a recurring basis in the Company’s consolidated balance sheets at March 31, 2012 and December 31, 2011 (in thousands):

	Balance as of March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents
Money market funds	$49,557	$49,557	$—	$—

Total cash equivalents	49,557	49,557	—	—
Restricted Cash
Money market funds	978	978	—	—

Total restricted cash	978	978	—	—
Short-term investments
Mutual fund securities	63	63	—	—
Corporate bonds	48,494	48,494	—	—
Municipal bonds	14,693	14,693	—	—

Total short-term investments	63,250	63,250	—	—

Total financial assets	$113,785	$113,785	$—	$—

	Balance as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents
Money market funds	$37,390	$37,390	$—	$—

Total cash equivalents	37,390	37,390	—	—
Restricted Cash
Money market funds	1,283	1,283	—	—

Total restricted cash	1,283	1,283	—	—
Short-term investments
Mutual fund securities	62	62	—	—
Corporate bonds	45,768	45,768	—	—
U.S. government agency bonds	3,000	3,000	—	—
Municipal bonds	16,918	16,918	—	—

Total short-term investments	65,748	65,748	—	—

Total financial assets	$104,421	$104,421	$—	$—

Business Segment

The Company has one operating and reporting segment consisting of various products and services that are all related to its online marketplace of vacation rental listing websites. The Company’s chief operating decision maker is considered to be the Chief Executive Officer. The chief operating decision maker allocates resources and assesses performance of the business and other activities at the single reporting segment level.

Cash and Cash Equivalents

Cash and cash equivalents include investments in money market funds and certificates of deposit that are readily convertible into cash. Cash and cash equivalents are stated at cost, which approximates fair value. The Company considers all highly liquid investments purchased with an original maturity date of three months or less to be cash equivalents.

Restricted Cash

Restricted cash of $978,000 and $1,283,000 at March 31, 2012 and December 31, 2011, respectively, was held in a money market fund owned by the Company. Amounts totaling $312,000 were restricted to collateralize a letter of credit issued by the Company in conjunction with one of the Company’s corporate office leases in Austin, Texas at December 31, 2011. The Company was allowed to release this $312,000 of restricted cash in 2012 following the termination of the office lease. Amounts totaling $248,000 and $244,000 were restricted in conjunction with a lease for office space in Geneva, Switzerland at March 31, 2012 and December 31, 2011, respectively. Amounts totaling $730,000 and $728,000 were restricted to secure credit card availability and reimbursable direct debits due from the Company at March 31, 2012 and December 31, 2011, respectively.

Short-term Investments

Short-term investments generally consist of marketable securities that have remaining maturities of less than one year from the respective balance sheet dates. Investments in which the Company has the ability and intent, if necessary, to liquidate in order to support its current operations (including those with contractual maturities greater than one year from the date of purchase) are classified as short-term. The Company’s investment securities are classified as available-for-sale and are presented at estimated fair value with any unrealized gains and losses included in other comprehensive income (loss). Fair values are based on quoted market prices. Short-term investments consisted of the following at March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012
	Gross Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mutual fund securities	$48	$15	$—	$63
Corporate bonds	48,441	83	(30)	48,494
Municipal bonds	14,682	14	(3)	14,693

Total short-term investments	$63,171	$112	$(33)	$63,250

	December 31, 2011
	Gross Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mutual fund securities	$48	$14	$—	$62
Corporate bonds	45,954	13	(199)	45,768
U.S. government agency bonds	3,000	—	—	3,000
Municipal bonds	16,929	1	(12)	16,918

Total short-term investments	$65,931	$28	$(211)	$65,748

The mutual fund securities do not have contractual maturities. All of the $3,000,000 invested in U.S. government agency bonds at December 31, 2011 have contractual maturities longer than one year. Of the amounts invested in corporate bonds at March 31, 2012 and December 31, 2011, $14,415,000 and $26,304,000 have contractual maturities longer than one year, and $34,079,000 and $19,464,000 have contractual maturities within one year, respectively. Of the amounts invested in municipal bonds at March 31, 2012 and December 31, 2011, $6,355,000 and $5,469,000 have contractual maturities longer than one year, and $8,338,000 and $11,449,000 have contractual maturities within one year, respectively.

Accounts Receivable

Accounts receivable are generated from three sources. Amounts due from credit card merchants who process the Company’s credit card sales from property listings and remit the proceeds to the Company are the primary source of accounts receivable. Accounts receivables are also generated from Internet display advertising amounts due in the ordinary course of business as well as amounts due to the Company for property listings or other products purchased on account. Accounts receivable from Internet display advertising revenue and products purchased on account are recorded at the invoiced amount and are non-interest bearing. Accounts receivable outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by estimating losses on receivables based on known troubled accounts and historical experience of losses incurred.

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

The Company capitalizes certain internally developed software costs in accordance with authoritative guidance. These capitalized costs were approximately and $20,068,000 and $18,364,000 at March 31, 2012 and December 31, 2011, respectively, and are included in property and equipment, net, in the balance sheet with depreciation expense in the three months ended March 31, 2012 and 2011 of approximately $827,000 and $734,000, respectively. The internally developed software costs are amortized over five years.

Goodwill and Intangible Assets

Goodwill arises from purchase business combinations and is measured as the excess of the cost of the business acquired over the sum of the acquisition-date fair values of tangible and identifiable intangible assets acquired, less any liabilities assumed.

Tests for impairment of goodwill are performed on an annual basis, or at any other time, if events occur or circumstances indicate that the carrying amount of goodwill may not be recoverable. The Company annually evaluates goodwill for impairment as of October 1.

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

Circumstances that could trigger an impairment test outside of the annual test include but are not limited to: a significant adverse change in the business climate or legal factors; adverse cash flow trends; an adverse action or assessment by a regulator; unanticipated competition; loss of key personnel; decline in stock price; and results of testing for recoverability of a significant asset group within a reporting unit. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recorded. As of October 1, 2011, the Company evaluated goodwill using a “Step 0 analysis” and determined that it was more likely than not (a likelihood of more than 50% impairment) that the fair value of our sole reporting unit exceeded its carrying amount by a substantial margin and consequently did not proceed to Step One of the test. The Company determined that no triggering event occurred in any of the periods presented.

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

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an agreement exists, delivery has occurred, the sales price is fixed or determinable and collectability is reasonably assured.

The Company generates substantially all its revenue from customers that pay fees for online advertising listing services related to the listing of their properties for rent, primarily on a subscription basis, over a fixed-term. The Company also generates revenue from fees based on the number of traveler inquiries and reservation bookings, local and national Internet display advertisers, license of property management software and ancillary products and services.

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

The Company generates revenue from the licensing of software products, from the sale of maintenance agreements and from the sale of hosted software solutions. For software license sales, typically one year of maintenance is included as part of the initial purchase price of the bundled offering with annual renewals of the maintenance component of the agreement following in subsequent years.

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

Stock-Based Compensation

The cost of stock-based transactions is recognized in the financial statements based upon the fair value of the Company’s common stock on the date of grant. The fair value of restricted stock awards is determined based on the number of shares granted and the fair value of the Company’s common stock as of the grant date. The fair value of stock options is determined as of the grant date using the Black–Scholes valuation model. Fair value is generally recognized as an expense on a straight-line basis, net of estimated forfeitures, over the employee requisite service period. Accordingly, stock-based compensation for the three months ended March 31, 2012 and 2011 has been reduced for estimated forfeitures. When estimating forfeitures, the Company considers voluntary termination behaviors as well as trends of actual option forfeitures.

The Company uses the “with and without” approach in determining the order in which tax attributes are utilized. As a result, the Company only recognizes a tax benefit from stock-based awards in additional paid-in capital if an incremental tax benefit is realized after all other tax attributes currently available to the Company have been utilized. When tax deductions from stock-based awards are less than the cumulative book compensation expense, the tax effect of the resulting difference (“shortfall”) is charged first to additional paid-in capital to the extent of the Company’s pool of windfall tax benefits with any remainder recognized in income tax expense. The Company has determined that it has a sufficient windfall pool available. In addition, the Company accounts for the indirect effects of stock-based awards on other tax attributes, such as the research tax credit, through the consolidated statements of operations.

The benefits of tax deductions in excess of recognized compensation costs are reported as financing cash flows, but only when such excess tax benefits are realized by a reduction to current taxes payable. The Company recognized a tax benefit of approximately $603,000 and $241,000 during the three months ended March 31, 2012 and 2011, respectively, from the exercise of stock options. This tax benefit has been recorded as additional paid-in capital on the Company’s consolidated balance sheets as of March 31, 2012 and December 31, 2011.

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

Foreign Currency Translation

The functional currency of the Company’s foreign subsidiaries is generally their respective local currency. The financial statements of the Company’s international operations are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities, the historical exchange rate for stockholders’ equity, and a weighted average exchange rate for each period for revenues, expenses, and gains and losses. Foreign currency translation adjustments are recorded as a separate component of stockholders’ equity. Gains and losses from foreign currency denominated transactions are recorded in other income in the Company’s consolidated statements of operations. For the three months ended March 31, 2012 and 2011, the Company recorded transaction losses of approximately $751,000 and $105,000, respectively.

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

The Company does not use financial instruments for trading or speculative purposes. The Company recognizes all derivative instruments on the balance sheet at fair value and its derivative instruments are generally short-term in duration. Derivative contracts were not material as of March 31, 2012, and no derivative contracts were outstanding as of December 31, 2011. The Company is exposed to the risk that counterparties to derivative contracts may fail to meet their contractual obligations.

Net Income (Loss) Per Share

Basic income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period. Net income (loss) attributable to common stockholders is reduced (increased) by cumulative preferred stock dividends earned and accretion of preferred stock to redemption values during the period. Diluted income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders by the weighted average common shares outstanding plus potentially dilutive common shares.

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

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss), cumulative foreign currency translation adjustments, and unrealized gains and losses on available-for-sale securities.

Recently Issued Accounting Standards

In 2011, the Financial Accounting Standards Board (“FASB”) issued two Accounting Standard Updates (“ASU”), which amend guidance for the presentation of comprehensive income. The amended guidance requires an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The current option to report other comprehensive income and its components in the statement of stockholders’ equity has been eliminated. Although the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under existing guidance. The Company adopted these ASUs using two consecutive statements in Q1 2012 for all periods presented.

3. Goodwill and Other Intangible Assets

Goodwill

Changes in the Company’s goodwill balance for the year ended December 31, 2011 and the period ended March 31, 2012 are summarized in the table below (in thousands):

Balance at December 31, 2010	$300,780
Acquired in business combinations	2,114
Foreign currency translation adjustment	(1,879)

Balance at December 31, 2011	301,015
Foreign currency translation adjustment	1,777

Balance at March 31, 2012	$302,792

Intangible Assets

The Company’s intangible assets, excluding goodwill, consist of intangible assets acquired primarily in business combinations and were recorded at their estimated fair values on the date of acquisition. The finite-lived intangible assets that are being amortized are summarized in the table below (in thousands):

		March 31, 2012			December 31, 2011
	Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade names and trademarks	10	$1,163	$(811)	$352	$1,154	$(778)	$376
Developed technology	2-8	24,304	(19,034)	5,270	24,186	(18,483)	5,703
Customer relationships	6-13	53,147	(29,318)	23,829	52,912	(27,393)	25,519
Noncompete agreements and domain names	2-5	3,366	(2,535)	831	3,363	(2,345)	1,018

Total		$81,980	$(51,698)	$30,282	$81,615	$(48,999)	$32,616

Amortization of non-compete agreements is recorded over the term of the agreements.

Amortization expense for the three months ended March 31, 2012 and 2011 was approximately $2,448,000 and $2,863,000, respectively.

The Company has the following indefinite-lived intangible assets recorded in its consolidated balance sheet as of March 31, 2012 and December 31, 2011, respectively (in thousands):

	March 31, 2012	December 31, 2011
Trademarks, trade names and other	$29,065	$28,899

4. Accrued Expenses

The Company’s accrued expenses are comprised of the following at March 31, 2012, and December 31, 2011 (in thousands):

	March 31, 2012	December 31, 2011
Compensation and related benefits	$9,659	$12,016
Gift cards	5,342	5,679
Taxes	4,317	1,983
Advertising	698	838
Other	7,464	6,415

Total	$27,480	$26,931

5. Commitments and Contingencies

Leases

The Company leases its facilities and certain office equipment under non-cancellable operating leases. Rental expense was approximately $1,004,000 and $1,026,000 for the three months ended March 31, 2012 and 2011, respectively.

Guarantees

The Company offers two guarantee products to travelers: Basic Rental Guarantee and Carefree Rental Guarantee. The Basic Rental Guarantee is offered to travelers that book a vacation rental property listed on any one of the Company’s websites to protect 50% of their vacation rental payments up to $1,000 against

Internet fraud. Travelers additionally may purchase additional protection to cover 100% of vacation rental payments up to $10,000 against Internet fraud, misrepresentation, wrongful denial of entry, wrongful deposit loss or, beginning in 2012, losses from phishing claims by the purchase of the Carefree Rental Guarantee. The Company does not maintain insurance from any third party against claims under the guarantees, and any amounts payable for claims made under these guarantees are payable by the Company. Amounts recorded for estimated future claims under the guarantees are based on historical experience and estimates of potential future claims made by the Company are recorded in general and administrative expense in the Company’s consolidated statement of operations. At March 31, 2012 and December 31, 2011, the Company had recorded approximately $516,000 and $247,000, respectively, as an accrued expense for potential future claims.

Changes for the traveler guarantees, which are presented as a current liability in the Company’s consolidated balance sheets, for the period ended March 31, 2012 and December 31, 2011 are summarized in the table below (in thousands):

Balance at December 31, 2010	$232
Costs accrued for new rentals	175
Release of expected guarantee	—
Guarantee obligations honored	(160)

Balance at December 31, 2011	247
Costs accrued for new rentals	415
Release of expected guarantee	—
Guarantee obligations honored	(146)

Balance at March 31, 2012	$516

The Company maintains a guarantee of £5,000,000 (approximately $7,974,000 as of March 31, 2012) in favor of a bank in the United Kingdom for extending credit to the Company in connection with the wholly owned United Kingdom subsidiary’s business of collecting its subscription revenues in advance via credit card payments.

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

6. Stockholders’ Equity and Stock-Based Compensation

Common Stock

The Company’s amended and restated certificate of incorporation, as amended in July 2011, authorizes 350,000,000 shares of common stock with a par value of $0.0001 per share. At March 31, 2012 and December 31, 2011, there were 81,999,284 and 80,685,391 shares of common stock outstanding, respectively. Additionally, the amended certificate of incorporation authorizes the Company’s board of directors, without action by stockholders, to designate and issue up to 10,000,000 shares of preferred stock in one or more series. The board of directors may also designate the rights, preferences and privileges of each series of preferred stock, any or all of which may be greater than the rights of the common stock.

Stock Compensation Plans

The Company has historically maintained two stock-based compensation plans, the 2004 Stock Option Plan (the “2004 Plan”) and the 2005 Stock Plan (the “2005 Plan”). In May 2011, the Company adopted the 2011 Equity Incentive Plan (the “2011 Plan”), which is described below.

2004 Plan

At March 31, 2012, there were 9,342,909 options outstanding under the 2004 Plan. Following the effectiveness of the Company’s 2011 Plan in May 2011, no further awards will be made under the 2004 Plan, although each option previously granted under the 2004 Plan will remain outstanding subject to its terms. Any such shares of common stock that are subject to awards under the 2004 Plan which are forfeited or lapse unexercised and would otherwise have been returned to the share reserve under the 2004 Plan instead will be available for issuance under the 2011 Plan.

2005 Plan

As of March 31, 2012, there were no options outstanding under the 2005 Plan. Following the effectiveness of the Company’s 2011 Plan in May 2011, no further awards will be made under the 2005 Plan.

2011 Plan

In May 2011, the Company adopted the 2011 Plan, providing for the granting of incentive stock options, as defined by the Internal Revenue Code, to employees and for the grant of non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares to employees, directors and consultants. The 2011 Plan also provides for the automatic grant of option awards to our non-employee directors. Shares of common stock reserved for issuance under the 2011 Plan consist of 15,500,373 shares of common stock. In addition, the number of shares available for issuance under the 2011 Plan will be increased annually on the first day of the Company’s fiscal year by an amount equal to the least of (a) four percent of the outstanding shares of the Company’s common stock as of the last day of the Company’s immediately preceding fiscal year or (b) such other amount as the Company’s board of directors may determine. At March 31, 2012, there were 1,760,969 options and 636,984 restricted stock units outstanding under the 2011 Plan.

Accounting for Stock Based Compensation

The Company uses the Black–Scholes option pricing model in valuing its stock options. The Black–Scholes model requires estimates regarding risk-free rate of return, dividend yields, expected term of the award, volatility and estimated forfeitures of awards during the service period.

The risk-free interest rate assumption used by the Company is based on observed market interest rates appropriate for the term of the Company’s employee options. During the three months ended March 31, 2012 and 2011, the Company estimated expected term based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The dividend yield assumption is based on historical and expected dividend payouts. Since the Company was a private entity prior to its IPO in July 2011 with no historical data regarding the volatility of its common stock price, the Company based the expected volatility on the historical and implied volatility of comparable companies from a representative industry peer group. The Company determined expected volatility of options granted using an average of the historical volatility measures of this peer group of companies.

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

During the three months ended March 31, 2012, the Company issued an aggregate of 622,944 shares of common stock pursuant to restricted stock awards under the 2011 Stock Plan at a value of $25.59 per share for an aggregate fair value of $15,941,000. Additionally, the Company issued an aggregate of 1,340,409 options to purchase common stock under the 2011 Stock Plan for an aggregate fair value of $17,340,000.

The fair value of stock option grants has been estimated at the date of grant using the Black–Scholes option pricing model with the following weighted average assumptions:

	1.00to 1.32	1.00to 1.32
	Three Months Ended March 31,
	2012	2011
Risk-free interest rate	1.00% to 1.32%	2.84%
Expected term	5.83 years	6.25 years
Dividend yield	0.00%	0.00%
Expected volatility	53.70% - 55.40%	53.30%

The following table summarizes the total stock-based compensation expense that the Company recorded for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,
	2012	2011
Cost of revenue	$416	$386
Product development	1,231	1,003
Sales and marketing	1,270	1,366
General and administrative	2,281	1,942

Total	$5,198	$4,697

7. Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consists of the following at March 31, 2012 and December 31, 2011, respectively (in thousands):

	March 31,	December 31,
	2012	2011
Foreign currency translation	$(4,621)	$(6,297)
Unrealized gains (losses) on short-term investments	79	(183)

Total	$(4,542)	$(6,840)

8. Income Taxes

For the three months ended March 31, 2012 and 2011, the Company recorded income tax expense of $890,000 and benefit of $854,000, respectively, resulting in an effective tax rate of 27.0% and (125.8)%, respectively. At March 31, 2012, the Company’s effective tax rate estimate for the year ended December 31, 2012 differed from the statutory rate primarily due to the benefit of disqualifying dispositions of incentive stock options, which is partially offset by non-deductible stock compensation charges, state taxes and the effect of different statutory tax rates in foreign jurisdictions. At March 31, 2011, the Company’s effective tax rate estimate for the year ended December 31, 2011 differed from the statutory rate primarily due to non-deductible stock compensation charges, the effect of different statutory tax rates in foreign jurisdictions, partially offset by the release in the period ended March 31, 2011 of reserves for uncertain tax positions of $1,310,000 due to the completion of audits of two of the Company’s foreign subsidiaries.

9. Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share of common stock (in thousands):

	Three Months Ended March 31,
	2012	2011
Numerator
Net income	$2,401	$1,533
Cumulative preferred stock dividends and discount accretion	—	(9,065)

Net income (loss) attributable to common stockholders	$2,401	(7,532)

Denominator
Weighted average common shares outstanding-basic	81,353	38,904
Dilutive effect of stock options, warrants and convertible preferred stock	3,147	—

Weighted average common shares outstanding-diluted	84,500	38,904

Net income (loss) per share-basic and diluted	$0.03	$(0.19)

The following common equivalent shares were excluded from the calculation of net income (loss) per share as their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2012	2011
Stock options and warrants	4,197	11,467
Series C convertible redeemable preferred stock	—	19,141
Series D convertible redeemable preferred stock	—	15,305
Restricted stock awards	13	293

Total common equivalent shares excluded	4,210	46,206

10. Subsequent Events

In April 2012, the Company acquired 100% of the outstanding stock of Top Rural S.L., the leading site for independently-owned rural accommodations in Southern Europe, for cash consideration of approximately $19,277,000, including an adjustment for net working capital. Approximately $2,670,000 of the cash consideration purchase price was deposited in escrow as security for the benefit of the Company against breaches of representations and warranties, covenants and certain other expressly enumerated matters by the sellers. The escrow funds will be released in two equal payments on the first and second anniversary dates of the acquisition.

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

The following discussion should be read in conjunction with our interim condensed consolidated financial statements contained elsewhere in this quarterly report on Form 10-Q and in our other Securities and Exchange Commission, or SEC, filings including our Annual Report on Form 10-K for the year ended December 31, 2011 and subsequent reports on Form 8-K, which discuss our business in greater detail.

Overview

We operate the world’s largest online marketplace for the vacation rental industry. Our marketplace brings together millions of travelers seeking vacation rentals online with hundreds of thousands of owners and managers of vacation rental properties located in 168 countries around the world. During the three months ended March 31, 2012, according to our internal metrics, our websites attracted 160 million website visits and as of March 31, 2012, our global marketplace included more than 699,000 paid listings.

During the first quarter of 2012, we continued to follow our strategy and focused our efforts in providing the greatest selection of properties to travelers and the most qualified inquiries to property owners and managers.

For our property owners and managers, we continued to see positive results from pricing changes introduced in 2011. Tiered pricing is currently available on HomeAway.com to new and renewing customers and allows them to improve their position in search results by purchasing a higher subscription level or tier. We believe more owners and managers will elect to purchase higher tiers, which would increase overall average revenue per listing in future periods, while keeping base prices as low as possible to promote growth of the number of paid listings. Although we plan to launch tiered pricing on our other websites as well, we may use different strategies as we enter new markets and geographies or attempt to further penetrate the professional property manager market. Despite growth in average revenue per listing due to tiered pricing on HomeAway.com, there were other factors during the quarter which resulted in a decrease in the average revenue per listing compared to the comparable first quarter of 2011. These factors included additional listings from property managers which were sold on a pay-per performance basis, lower priced listings on our Australia website and the negative impact of foreign exchange rates.

Our online payments platform, called Reservation Manager, which was launched in 2011 and is currently available to our HomeAway.com and VRBO.com owners and managers in the United States, continued to gain traction with increasing adoption rates during the first quarter of 2012. The product is not currently available outside of the United States. We believe that adoption of this product over time will allow us to earn more revenue from ancillary products while providing a safe and secure payment mechanism for travelers. We plan to introduce new products and services for travelers, property owners and managers, which will provide further opportunities to generate revenue through our marketplace.

For our travelers, we continued to invest in upgrading the traveler experience on our websites such as improved functionality on VRBO.com in the United States where we added more efficient sorting of search results. Additionally, we increased our investment in trust and security on our websites and added phishing coverage to our Carefree Rental Guarantee in an effort to provide both our travelers and our owners confidence in the security of our marketplace.

We believe that attracting travelers to our online marketplace is necessary to attract and retain vacation rental owners and managers. In addition to increasing the number of visitors to our websites, it is critical for us to increase the rate at which these visitors inquire about renting and choose to book a vacation rental with our property owners and managers. To meet these challenges, we are focused on a combination of marketing tactics, including pay-per-click advertising, search engine optimization, and broad reach marketing, with a goal of driving visits to our sites as well as increasing the exposure of the vacation rental category. We are also investing in product enhancements to make it easier for travelers visiting our websites to search and find the right property, to inquire and to book their stay. We believe this will increase the travelers’ interactions with our vacation rental owners and managers, which will in turn increase the satisfaction levels of the owners and managers.

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

Key financial highlights for the three months ended March 31, 2012 include the following:

•	Total revenue was $64.1 million compared to $52.0 million in the first quarter of 2011, or an increase of 23.4%;

•

Percentage of total revenue coming from outside the United States was 37.3% in the first quarter, compared to 38.7% in the first quarter of 2011, and in the three months ended March 31, 2012 included 35.1% from Europe and 2.2% from Brazil and Australia;

•	Listing revenue was $54.0 million compared to $45.2 million in the first quarter of 2011 and contributed 84.2% of total revenue compared to 86.9% in the first quarter of 2011;

•	Net income was $2.4 million compared to $1.5 million in the first quarter of 2011, or an increase of 56.6%;

•	Cash from operating activities was $33.4 million compared to $21.0 million in the first quarter of 2011, or an increase of 59.1%;

•

Adjusted EBITDA was $14.0 million compared to $10.2 million in the first quarter of 2011, or an increase of 36.6%; as a percentage of revenue, Adjusted EBITDA was 21.8%, an increase of approximately 210 basis points over 19.7% in the first quarter of 2011;

•

Free cash flow was $27.6 million compared to $17.8 million in the first quarter of 2011, or an increase of 54.6%; on a trailing twelve month basis, free cash flow increased 39.3% to $73.7 million from $52.9 million in the comparable trailing twelve month period for the prior year;

•	Pro forma net income was $7.4 million, or $0.09 per diluted share, compared to pro forma net income of $6.4 million, or $0.17 per diluted share, in the first quarter of 2011; and

•	Cash, cash equivalents and short-term investments as of March 31, 2012 were $222.7 million.

For further discussion regarding Adjusted EBITDA, free cash flow and pro forma net income, please see the information under the caption “Discussion Regarding Adjusted EBITDA, Free Cash Flow and Pro Forma Net Income and Reconciliation to GAAP” in Item 2 of this Quarterly Report on Form 10-Q.

Acquisitions

Since our inception in 2004, we have acquired 18 businesses as part of our growth strategy. Each of these acquisitions has been accounted for using the acquisition method of accounting. Accordingly, the financial statements for these businesses have been included in our consolidated financial results since the applicable acquisition dates. The most recent acquisition was in April 2012, subsequent to the results reported in this Quarterly Report on Form 10-Q (see Note 10 to the Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q), when we acquired Top Rural S.L. in Spain. This acquisition further solidifies our market presence in Spain and Southern Europe and extends our reach to a desirable European traveler segment that seeks long weekend holidays to small towns or countryside destinations.

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

We continue to monitor the weakened economic environment in Europe and the corresponding impact on our business. Visits to our European websites are outpacing broader search engine growth for certain European vacation rental terms, but the growth rates have been negatively impacted in the first quarter of 2012. We believe that our ability to deliver high quality inquiries to our customers in spite of the broader economic challenges in Europe will help mitigate any negative visit trends to our websites.

Expenses

Our expenses are primarily composed of salaries and related expenses, marketing and professional fees. Our expenses from quarter to quarter may fluctuate due to timing of specific events or projects. We will continue to increase expenses across the organization on an annual basis to support our growth but expect our cost of revenue to remain relatively steady or grow only slightly as a percentage of revenue for the year ended December 31, 2012. We expect to incur higher expenses for product development as we hire additional personnel to develop new features and products, but expect product development expenses to remain flat or increase slightly as a percentage of revenue for the year ended December 31, 2012. We expect to incur higher expenses for sales and marketing as we continue to build our sales team to address the professional property managers and continue to build brand and category awareness, but expect sales and marketing expenses to remain relatively steady or decline slightly as a percentage of revenue for the year ended December 31, 2012. We expect to incur higher expenses for general and administrative expenses to support the growth of our business and the requirements of being a publicly traded company, but expect general and administrative expenses to remain flat or decline slightly as a percentage of revenue for the year ended December 31, 2012. We plan for our investment in capital expenditures to grow moderately as a percentage of revenue as compared to 2011. We are in the process of reorganizing our global corporate structure, which we believe will lower our tax expense over the longer term.

Key Business Metrics

In addition to traditional financial and operational metrics, we use the following business metrics to monitor and evaluate results.

	Three Months ended March 31,
	2012	2011
Paid listings, end of period	699,088	575,166
Average revenue per listing	$322	$328
Renewal rate, end of period	77.0%	76.1%
Visits to websites (in millions)	160	137

Paid Listings. In the three months ended March 31, 2012 and 2011, 84.2% and 86.9% of our revenue was derived from paid listings, respectively. We regularly track paid listings as a key revenue growth indicator and to identify trends in our business and industry. From March 31, 2011 to March 31, 2012, ending paid listings increased by 21.5%, contributing to listing revenue growth of 19.5%. The growth in paid listings was due to our marketing and selling new and additional listings to professional property managers, cross-selling listings to multiple websites to existing owners and managers, as well as organic growth from owners and managers who become aware of our websites and choose to market their properties. Growth in new listings is partially offset by loss of listings through attrition. As the number of paid listings increases, we believe that we will generate additional revenue while also expanding the value of the marketplace to travelers, thus increasing the likelihood that travelers will find a property that is suitable to their needs. We define a paid listing as a fee to list a property advertisement on one or more websites in our marketplace. A paid listing allows a property owner or manager to include a description of the property, along with location, pricing, availability, a specified number of photos and contact information. We also provide tools to enable them to manage their listings and rental business. Most listings are sold on a subscription basis, and some listing packages may include listings on more than one of our websites. Listings are also sold on a pay-for-performance basis to property managers. When purchased at the same time in one bundle, we count this as one paid listing. It is possible that a specific property may be listed on more than one of our websites without indicating that the multiple listings refer to the same property. We have used various technologies to estimate the number of unique properties and are implementing systems and processes to identify the number of unique properties that comprise our paid vacation rental listings, which we estimate was approximately 594,000 as of March 31, 2012 as compared to approximately 480,000 as of March 31, 2011.

Average Revenue per Listing. We believe that trends in revenue per listing, over an extended period, are important to understanding the value we bring to owners and managers, and the overall health of our marketplace. We use trends in revenue per listing, as well as trends in paid listings, in order to formulate financial projections and make strategic business decisions. At a consolidated level, increases in revenue per listing may increase our earnings or may be leveraged for future investment. The average revenue per listing may fluctuate based on the timing and nature of acquisitions, changes in our base pricing, uptake of listing enhancements, changes in the pricing of enhancements, changes in brand and listing type mix, and the impact of foreign exchange rates on our listing revenue outside of the United States.

Average revenue per listing for the three months ended March 31, 2012 decreased 1.8% as compared to the three months ended March 31, 2011. Excluding the acquisition of realholidays.com.au in Australia and negative impacts of foreign exchange rates, average revenue per listing would have increased 2.1% in the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. We compute average revenue per listing as annualized listing revenue divided by the average of paid listings at the beginning and end of the period. Our paid listings include both subscription listings and pay-for-performance listings to professional property managers. Average revenue per listing may be impacted by changes in mix between listing types, with pay-for-performance listings generally having a dilutive effect on average revenue per listing. The price of listings varies by website and can include various additional fees associated with listing enhancements. We have traditionally relied on increases in base pricing to increase revenue per listing but are now focused on the introduction of tiered pricing to our property owners and managers which may or may not include increases in our base price. In the third quarter of 2011, we began offering tiered pricing alternatives on HomeAway.com in the United States, which allows our property owners and managers to purchase a higher subscription level to increase the position of their listings in search results. As we implement tiered pricing on other sites, or change the prices or structure of tiered pricing, we may see an impact to listing sales in the current period with the impact on revenue seen over the length of the subscription period.

Renewal Rate. Renewal of paid subscription listings is a key driver of revenue for our business. Also, we track renewal rate in order to understand and improve upon the satisfaction of our property owners and managers and to help us more accurately estimate our future revenue and cash flows. While our overall renewal rate increased from 76.1% as of March 31, 2011 to 77.0% as of March 31, 2012, renewal rates vary among our websites and can fluctuate due to a variety of factors, including customer satisfaction, changes in our processes associated with renewal activity, such as the introduction of automatic renewal, and general market conditions. The renewal rate for our subscription listings at the end of any period is defined as the percentage of those paid listings that were active at the beginning of the period that are still active as of the end of such period. We include most brands in our calculation of renewal rate. However, subscriptions to BedandBreakfast.com and HomeAway.com.au remain excluded until we can further develop our database system. However, based on our review of other internal renewal rate data, we do not believe that the exclusion of these brands from the renewal rate calculation materially impacts the result. Property owners’ and managers’ satisfaction with our solutions is the primary driver of our renewal rate. We believe that property owners and managers measure their satisfaction with our websites based largely on the number of inquiries and rental bookings that they receive from travelers. When the underlying vacation properties are sold or taken off the market, the owner or manager has no further need for the listings, and this attrition is a natural and ongoing component of non-renewal of listings. We exclude pay-per-lead listings from our renewal rate analysis since they are not sold on a subscription basis.

Visits to Websites. We view visits to websites as a key indicator of growth in our brand awareness among users and our ability to provide our property owners and managers with inquiries from travelers. Growth in visits to websites will be driven by our marketing strategies and has an indirect impact on our financial performance. We use a variety of tools to measure visits to our websites. These tools include solutions from third parties such as Omniture, Google Analytics and eStat. We also use third-party published reports to measure our results against comparable companies; however, these reports are not consistent with our internal measurements. According to our internal measurements using our other solutions, visits to our websites increased by 16.6% from 137 million visits at March 31, 2011 to 160 million visits at March 31, 2012.

Key Components of Our Results of Operations

Revenue

We derive most of our revenue from paid listings from our property owners and managers. Our customers generally pay for their listings at the beginning of the listing term, and revenue is recognized monthly over the term of the listing, which is generally one year. We offer pay-for-performance listings to professional property managers, which represented 1.7% and 1.6% of our revenue in the three months ended March 31, 2012 and 2011, respectively. This offering is generally taken when a property manager has a marketing budget that is allocated over many managed properties. They can elect to list more properties and pay us each month for the number of inquiries that are generated. We expect to offer more opportunities for pay-for-performance in the future, primarily to meet the needs of our customers who are professional property managers.

To date, our primary source of new property listings has been through the use of search engines such as Google, where property owners and managers search to find vacation rental listings websites. In addition, word-of-mouth referrals, primarily from existing property owners and managers that have been successful in renting their vacation rentals or travelers who have been successful in finding a property to rent using our websites, are another source for new listings. We have an inside sales organization focused on attracting new professional property managers.

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

Deferred revenue consists of payments received from sales of listings in excess of the revenue that we have recognized from the same listings, sales from hosted software solutions and related maintenance for which the estimated period of the hosting relationship is longer than one year and the portion of gift card sales, that we estimate will never be used. Deferred revenue increases as a result of new listings and decreases as a result of the recognition each month of the pro-rata share of revenue from cash collected in previous periods. We expect an increase in deferred revenue as we grow our core listing business, subject to the same seasonality as the rest of the business.

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

Costs and Expenses

A large component of our costs and expenses consists of personnel costs. Personnel costs include salaries, benefits, bonuses and related expenses, including stock-based compensation. We grew from 842 employees at March 31, 2011 to 1,010 at March 31, 2012. We expect that personnel costs will be higher in absolute dollars in 2012 than in 2011 based on an expected increase in the number of employees in 2012.

Cost of Revenue. Cost of revenue consists of customer service personnel and web-hosting personnel costs, merchant fees charged by credit card processors, costs associated with the hosting of our websites and costs associated with payments under our Carefree Guarantee rental program. Personnel costs include salaries, benefits, bonuses and related expenses, including stock-based compensation. To the extent that the number of paid listings on our marketplace grows, we intend to invest additional resources in customer service systems and personnel. Our customer service personnel help our property owners and managers use our websites to list their properties, answer their questions, and perform listing reviews and other processes as a part of our efforts to ensure quality, trust and security. Our merchant fees are based on a contractual rate per transaction and will increase in absolute dollars as sales of listings increase, but for the full year ending December 31, 2012 we expect for them to remain relatively constant and commensurate with 2011 levels, as a percentage of revenue. In general, as we add more features and functionality to our websites and anticipate an increase in the number of travelers accessing our websites, we will increase our spending on hardware and software required for hosting. However, we expect such spending in the coming year to remain at 2011 levels or grow only slightly as a percentage of revenue.

We view the operation of our websites as a foundation upon which different revenue streams are generated. Cost of revenue as described above, which includes the cost of customer service personnel, web hosting and merchant fees, directly supports our listing revenue, which was 84.2% and 86.9% of total revenue in the three months ended March 31, 2012 and 2011, respectively. These same expenses support the overall operation of our websites and therefore our other revenue. There are no other material distinct costs of revenue for any period presented. The reporting of cost of revenue as one category in our consolidated financial statements is consistent with the manner in which we manage our business.

Product Development. Product development expenses consist primarily of personnel costs, third-party contracting and consulting fees associated with our research and development of new services, expenses associated with improvements to, and maintenance of, existing services, and depreciation. We have historically focused our product development efforts on increasing the functionality and enhancing the ease of use of our websites, both for property owners and managers and for travelers. We intend to increase our technology and product resources by hiring additional personnel in future periods as we anticipate an increase in the number of listings and develop new features and products. We expect these additional investments to cause our product development expenses to increase in absolute dollars for the full year ending December 31, 2012, but remain flat or slightly higher as a percentage of revenue, compared to 2011.

Sales and Marketing. Sales and marketing expenses consist primarily of amounts paid for pay-per-click, or PPC, online advertising, broad reach advertising, personnel costs for our marketing, search engine optimization, or SEO, sales staff, and consulting and other services firms fees, expenses associated with email marketing programs, and public relations expenses and depreciation. We utilize PPC advertising primarily to increase the number of travelers to our websites who are seeking properties in specific geographical areas in order to increase the number of inquiries regarding vacation rentals. Our sales and marketing team also focuses on increasing the placement of our websites in search rankings on Google, Bing and other search engines, which results in owner, manager and traveler acquisition at relatively little incremental expense. We intend to significantly increase our sales expense to drive additional listing sales to professional property managers and increase marketing efforts to support our new products, increase the traffic to our websites and increase overall brand awareness. We expect our marketing and sales expenses to increase in absolute dollars, but to remain relatively stable or decline slightly as a percentage of revenue for the full year ending December 31, 2012.

General and Administrative. General and administrative expenses consist of personnel costs for our executive, finance and accounting, and management information systems personnel, professional fees for legal, audit, and other consulting services, allocated facility expenses, depreciation and other corporate overhead expenses. We expect to increase headcount to support our anticipated growth, which will result in an increase in other expenses, such as facilities, office and travel. We also expect to incur incremental costs associated with operating as a public company, including increases in our finance, accounting and legal personnel, additional consulting, legal and audit fees, insurance costs, board of directors’ compensation, and costs associated with compliance with the Sarbanes-Oxley Act and other requirements. As a result, we expect our general and administrative expenses to increase in absolute dollars but remain flat or decline slightly as a percentage of revenue for the full year ending December 31, 2012.

Depreciation

Property and equipment, office tenant improvements and software licenses are recorded at cost and are depreciated using the straight-line method over their estimated useful lives. Equipment and computer hardware are depreciated over three years and furniture and fixtures over five to ten years. Leasehold improvements are recorded at cost and amortized over the shorter of the term of the related lease or seven years. We allocate depreciation to expense categories based on the relative number of employees in each category. Based on our current estimated level of capital expenditures, we expect our depreciation expense to increase in absolute dollars but to remain relatively stable as a percentage of revenue for the full year ending December 31, 2012.

Amortization

Due to our historical acquisitions, we have recorded identifiable intangible assets, which are being amortized over their estimated useful lives. As a result, our amortization expense has grown as we have made acquisitions. We perform annual impairment testing of goodwill and intangibles with indefinite lives with the assistance of a third-party valuation firm, or whenever events or circumstances indicate that impairment may have occurred. Due to our website network and brand consolidation efforts, we expect to begin amortizing certain indefinite lived intangible assets in the second quarter of 2012 which, up to this point, have not been amortized. This change in estimate, along with amortization from the impact of our acquisition of Top Rural S.L. in April 2012, will result in increased amortization expense. As a result, we expect our amortization expenses to increase in absolute dollars in 2012, compared to 2011, but to decrease as a percentage of revenue in the coming year. Amortization expense will depend on our future acquisition activity.

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

Historically, we have generated most of our current taxable income outside of the United States. However, in 2012, we expect to utilize most of our available U.S. NOL carryforward, and therefore expect to generate current taxable income in the United States, In the remainder of 2012, we expect to pay corporate income taxes associated with our operations in the United States as well as in France, the United Kingdom, Germany, Spain, Australia and Brazil. We will continue to expand our business outside of the United States, in which case, we will become subject to further taxation based on foreign statutory tax rates in those jurisdictions where we operate, and our effective tax rate may fluctuate as a result.

During the second quarter of 2011, we began implementing a restructuring that involves transferring key intellectual property from our existing businesses in Europe and the United States to our new European headquarters in Geneva, Switzerland. Our Swiss and U.S. subsidiaries also entered into an agreement to share the costs of website development going forward. The impact of these transfers and the start-up period in Switzerland negatively impacted tax expense in 2011 and 2012; however, we expect tax savings in future periods as a result of the full implementation of restructuring.

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

In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application, while in other cases, management’s judgment is required in selecting among available alternative accounting standards that allow different accounting treatment for similar transactions. We believe that these accounting policies requiring significant management judgment are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates. These critical accounting policies are:

•	Revenue recognition;

•	Business combinations;

•	Stock-based compensation; and

•	Income taxes.

A description of our critical accounting policies that involve significant management judgments appears in our Annual Report on Form 10K filed with the Securities and Exchange Commission on March 29, 2012 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.”

Recent Accounting Pronouncements

In 2011, the Financial Accounting Standards Board (“FASB”) issued two Accounting Standard Updates (“ASU”), which amend guidance for the presentation of comprehensive income. The amended guidance requires an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The current option to report other comprehensive income and its components in the statement of stockholders’ equity has been eliminated. Although the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under existing guidance. We adopted these ASUs using two consecutive statements in Q1 2012 for all periods presented.

Results of Operations

The following table presents our operating results and our operating results as a percentage of revenue for the periods indicated:

	Three Months Ended March 31,
	2012	2011
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue:
Listing	$53,968	$45,171
Other	10,135	6,796

Total revenue	64,103	51,967
Costs and expenses:
Cost of revenue (exclusive of amortization shown separately below)	10,532	8,458
Product development	9,702	7,011
Sales and marketing	24,734	22,662
General and administrative	12,837	10,274
Amortization expense	2,448	2,863

Total costs and expenses	60,253	51,268

Operating income	3,850	699
Other income (expense):
Interest expense	—	(10)
Interest income	169	57
Other income (expense)	(728)	(67)

Total other income (expense)	(559)	(20)

Income before income taxes	3,291	679
Income tax (expense) benefit	(890)	854

Net income	2,401	1,533
Cumulative preferred stock dividends and discount accretion	—	(9,065)

Net income (loss) attributable to common stockholders	$2,401	$(7,532)

Net income (loss) per share attributable to common stockholders:
Basic and diluted	$0.03	$(0.19)

Weighted average number of shares outstanding
Basic	81,353	38,904
Diluted	84,500	38,904

	Three Months Ended March 31,
	2012	2011
Consolidated Statements of Operations as a Percentage of Revenue:
Revenue:
Listing	84.2%	86.9%
Other	15.8	13.1

Total revenue	100.0	100.0
Costs and expenses:
Cost of revenue (exclusive of amortization shown separately below)	16.4	16.3
Product development	15.1	13.5
Sales and marketing	38.6	43.6
General and administrative	20.0	19.8
Amortization expense	3.8	5.5

Total costs and expenses	94.0	98.7

Operating income	6.0	1.3
Other income (expense):
Interest expense	—	—
Interest income	0.3	0.1
Other income (expense)	(1.1)	(0.1)

Total other income (expense)	(0.9)	—

Income before income taxes	5.1	1.3
Income tax (expense) benefit	(1.4)	1.6

Net income	3.7%	2.9%

Comparison of the Three Months Ended March 31, 2012 and 2011

Revenue

	Three Months Ended March 31,
	2012		2011		Change
Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Listing	$53,968	84.2%	$45,171	86.9%	$8,797	19.5%
Other	10,135	15.8	6,796	13.1	3,339	49.1

Total	$64,103	100.0%	$51,967	100.0%	$12,136	23.4%

	Three Months Ended March 31,
	2012		2011		Change
Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
United States	$40,166	62.7%	$31,834	61.3%	$8,332	26.2%
International	23,937	37.3	20,133	38.7	3,804	18.9

Total	$64,103	100.0%	$51,967	100.0%	$12,136	23.4%

Revenue was $64.1 million in the three months ended March 31, 2012, compared to $52.0 million in the three months ended March 31, 2011, an increase of $12.1 million, or 23.4%. Our U.S. revenue was $40.2 million, or 62.7% of our total revenue during the first quarter of 2012, compared to $31.8 million, or 61.3% of our total revenue in the same quarter during 2011.

Our listing business revenue increased by $8.8 million in the three months ended March 31, 2012, compared to the three months ended March 31, 2011, primarily due to an increased number of new listings and continued strength in renewal rates. Paid listings increased from 575,166 at March 31, 2011, to 699,088 at March 31, 2012, an increase of 21.5%. Renewal rates increased from 76.1% at March 31, 2011, to 77.0% at March 31, 2012.

With respect to other revenue, software licensing and related maintenance revenue increased by $618,000 in the three months ended March 31, 2012 compared to the three months ended March 31, 2011 mainly due to increased maintenance revenues. Advertising revenue increased by $1.4 million in the three months ended March 31, 2012, compared to the three months ended March 31, 2011. Revenue from our owner reservation tool and the related merchant bank credit card royalties increased by $455,000 in the three months ended March 31, 2012 compared to the three months ended March 31, 2011. The balance of the increased revenue was generated from products focused on travelers, such as trip insurance and the Carefree Rental Guarantee, which generated increased revenues of $805,000 in the three months ended March 31, 2012, compared to the same period in 2011.

Cost of Revenue

	Three Months Ended March 31,
	2012		2011		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Cost of revenue	$10,532	16.4%	$8,458	16.3%	$2,074	24.5%

Cost of revenue was $10.5 million in the three months ended March 31, 2012, compared to $8.5 million in the three months ended March 31, 2011, an increase of $2.1 million, or 24.5%. A large part of the increase was due to a $0.9 million increase in salaries, benefits, bonuses and related expenses (including non-cash stock compensation) for our customer service and web-hosting personnel. At March 31, 2012, we had 60 additional customer support personnel and six additional personnel to support our web-hosting operations compared to the number of our customer service and web-hosting personnel at March 31, 2011. With increased customer service employees, as well as increased investment in hosting equipment, we incurred $203,000 in additional expense for facilities and depreciation. Merchant fees are generally incurred as a percentage of credit card receipts and increased by $403,000, relatively consistent on a percentage basis with revenue growth. The balance of the increased expenses included $338,000 related to expenses recorded for new claims under the Carefree Rental Guarantee.

Product Development

	Three Months Ended March 31,
	2012		2011		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Product development	$9,702	15.1%	$7,011	13.5%	$2,691	38.4%
Capitalized software development costs	1,259	2.0	1,116	2.1	143	12.8

Total product and technology costs expensed and capitalized	$10,961	17.1%	$8,127	15.6%	$2,834	34.9%

Product development expense was $9.7 million in the three months ended March 31, 2012, compared to $7.0 million in the three months ended March 31, 2011, an increase of $2.7 million, or 38.4%. A large part of the increase was due to a $2.0 million increase in salaries, benefits, bonuses and related expenses (including non-cash stock compensation), offset by an increase in capitalized software costs of $143,000. At

March 31, 2012, we had 34 additional employees in product development compared to March 31, 2011. Overall increases in headcount also drove higher facilities and depreciation expense of $166,000 in the three months ended March 31, 2012. Contracting expense increased $473,000 in the three months ended March 31, 2012, compared to the three months ended March 31, 2011, due to increased use of outsourced technology resources.

Sales and Marketing

	Three Months Ended March 31,
	2012		2011		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Sales and marketing	$24,734	38.6%	$22,662	43.6%	$2,072	9.1%

Sales and marketing expense was $24.7 million in the three months ended March 31, 2012, compared to $22.7 million in the three months ended March 31, 2011, an increase of $2.1 million, or 9.1%. Salaries, benefits, bonuses and related expenses (including non-cash stock compensation) increased $1.3 million in the three months ended March 31, 2012, due primarily to an increase in the number of our employees. At March 31, 2012, we had 38 additional employees in sales and marketing compared to March 31, 2011. In the three months ended March 31, 2012, direct marketing expenses increased by $203,000 due to higher expenses associated with pay-per-click advertising and search engine optimization costs to support the growth of the overall business. Facilities and depreciation expenses allocated to sales and marketing increased by $128,000 and contracting and travel expenses increased by $184,000.

General and Administrative

	Three Months Ended March 31,
	2012		2011		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
General and administrative	$12,837	20.0%	$10,274	19.8%	$2,563	24.9%

General and administrative expense was $12.8 million in the three months ended March 31, 2012, compared to $10.3 million in the three months ended March 31, 2011, an increase of $2.6 million, or 24.9%. Salaries, benefits, bonuses and related expenses (including non-cash stock compensation) increased by $1.7 million in the three months ended March 31, 2012, compared to the three months ended March 31, 2011. At March 31, 2012, we had 30 additional employees and executives in operations, finance, human resources, legal and various IT areas compared to the number of operations, finance, human resources, legal and various IT personnel at March 31, 2011. Correspondingly to the increase in headcount, recruiting fees increased by $250,000 in the three months ended March 31, 2012.

Consulting, professional fees and contracting expenses increased $138,000 in the three months ended March 31, 2012, due to increased legal, accounting and consulting services to support being a public company. Equipment expenses increased by $501,000 in the three months ended March 31, 2012 to support the overall growth of the business.

Amortization

	Three Months Ended March 31,
	2012		2011		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Amortization expense	$2,448	3.8%	$2,863	5.5%	$(415)	(14.5)%

Amortization expense was $2.4 million in the three months ended March 31, 2012, compared to $2.9 million in the three months ended March 31, 2011, a decrease of $0.4 million, or 14.5%.

The decrease in our amortization expense in the three months ended March 31, 2012 was due to a decrease of $461,000 resulting from certain identifiable intangible assets from prior acquisitions becoming fully amortized, offset by increased amortization from recent acquisitions.

Other Income (Expense)

	Three Months Ended March 31,
	2012		2011		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Other income (expense)	$(559)	(0.9)%	$(20)	(0.0)%	$(539)	2,695.0%

We recorded $526,000 in gains from foreign currency denominated transactions for the three months ended March 31, 2012. We have engaged in forward contracts to hedge foreign currency impact on certain of our intercompany loans during the three months ended March 31, 2012, which resulted in $1.3 million in losses from foreign currency denominated transactions for the three months ended March 31, 2012. Interest income was $169,000 for the three months ended March 31, 2012 compared to $57,000 for the same period in 2011.

Income Taxes

	Three Months Ended March 31,
	2012		2011		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Income tax (expense) benefit	$(890)	(1.4)%	$854	1.6%	$(1,744)	(204.2)%

Our income tax expense was $0.9 million for the three months ended March 31, 2012, compared to an income tax benefit of $0.9 million for the three months ended March 31, 2011. The expense in the three months ended March 31, 2012 is primarily due to tax expense of $1.8 million determined using our estimated annual effective tax rate of 55.2% offset by a benefit of $0.9 million due to a 180 disqualifying disposition booked discretely in the three months ended March 31, 2012. The estimated annual effective tax rate at March 31, 2012 differed from the statutory rate primarily due to non-deductible stock-based compensation charges, state taxes and the effect of different statutory tax rates in foreign jurisdictions. The expense in the three months ended March 31, 2011 was due to tax expense of $425,000 determined using an estimated annual effective tax rate of 62.7% offset by a benefit of $1.3 million due to the release of reserves for uncertain tax positions due to the completion of audits of two of our foreign subsidiaries. The estimated annual effective tax rate at March 31, 2011 differed from the statutory rate primarily due to non-deductible stock based-compensation.

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

Discussion Regarding Adjusted EBITDA, Free Cash Flow and Pro Forma Net Income and Reconciliation to GAAP

We define Adjusted EBITDA as net income (loss) plus depreciation; amortization of intangible assets; interest expense, net; income tax expense (benefit); stock-based compensation expense, all net of any foreign exchange income or expense.

The following table presents a reconciliation of net income to Adjusted EBITDA (in thousands):

	Three Months Ended March 31,
	2012	2011
Net income	$2,401	$1,533
Add:
Depreciation and amortization	4,903	4,797
Stock-based compensation	5,198	4,697
Interest expense	—	10
Interest income	(169)	(57)
Foreign exchange expense	751	105
Income tax expense (benefit)	890	(854)

Adjusted EBITDA	$13,974	$10,231

We define free cash flow as our cash provided by operating activities, adjusted for cash interest expense, and subtracting capital expenditures. For the purpose of calculating free cash flow, we consider purchases of property, equipment, tenant improvements for our offices, and software licenses (including costs associated with internally developed software) as capital expenditures.

The following table presents a summary of cash flows and a reconciliation of cash flows from operating activities to free cash flows (in thousands):

	Three Months Ended March 31,
	2012	2011
Cash provided by operating activities	$33,360	$20,974
Capital expenditures	(5,809)	(3,151)

Free cash flow	$27,551	$17,823

We define pro forma as our net income (loss) plus the after-tax effect of stock-based compensation expense and amortization of intangible assets, utilizing an effective tax rate of 35%. The income tax effect of adjustments to pro forma net income assists investors in understanding the tax provision related to those adjustments and the effective tax rate of 35% related to ongoing operations.

The following table presents a reconciliation of net income to pro forma net income (in thousands):

	Three Months Ended March 31,
	2012	2011
Net income	$2,401	$1,533
Add:
Stock-based compensation	5,198	4,697
Amortization expense	2,448	2,863
Related tax effect	(2,676)	(2,646)

Pro forma net income	$7,371	$6,447

Adjusted EBITDA, free cash flow and pro forma net income are financial measures that are not calculated in accordance with accounting principles generally accepted in the United States, or GAAP. However, we believe that the use of Adjusted EBITDA and free cash flow are useful to investors in evaluating our operating performance for the following reasons:

•

our management uses Adjusted EBITDA, free cash flow and pro forma net income in conjunction with GAAP financial measures as part of our assessment of our business and in communications with our board of directors concerning our financial performance;

•

Adjusted EBITDA, free cash flow and pro forma net income provide consistency and comparability with our past financial performance, facilitate period-to-period comparisons of operations, and also facilitate comparisons with other peer companies, many of which use similar non-GAAP financial measures to supplement their GAAP results;

•	securities analysts use Adjusted EBITDA, free cash flow and pro forma net income as supplemental measures to evaluate the overall operating performance of companies; and

•

Adjusted EBITDA and pro forma net income exclude non-cash charges, such as depreciation, amortization and stock-based compensation, because such non-cash expenses in any specific period may not directly correlate to the underlying performance of our business operations and can vary significantly between periods.

Adjusted EBITDA, free cash flow and pro forma net income should not be reviewed in isolation. You should consider them in addition to, and not as substitutes for, measures of our financial performance reported in accordance with GAAP. Our Adjusted EBITDA, free cash flow or pro forma net income may not be comparable to similarly titled measures of other companies and because other companies may not calculate such measures in the same manner as we do. Adjusted EBITDA, free cash flow and pro forma net income have limitations as analytical tools. As an example, although depreciation and amortization are non-cash charges, the assets being depreciated or amortized will often need to be replaced in the future, and Adjusted EBITDA, free cash flow and pro forma net income do not reflect any cash requirements for these replacements. In addition, none of these measures reflect future requirements for contractual obligations.

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

Supplemental Financial Information

The following tables present stock-based compensation and depreciation included in the respective line items in our Consolidated Statements of Operations (in thousands):

	Three Months Ended March 31,
	2012	2011
Stock-based compensation:
Cost of revenue	$416	$386
Product development	1,231	1,003
Sales and marketing	1,270	1,366
General and administrative	2,281	1,942

Total	$5,198	$4,697

	Three Months Ended March 31,
	2012	2011
Depreciation:
Cost of revenue	$819	$650
Product development	549	419
Sales and marketing	766	636
General and administrative	321	229

Total	$2,455	$1,934

Liquidity and Capital Resources

From our incorporation in 2004 until March 31, 2012, we financed our operations and acquisitions primarily through private placements of our capital stock and bank borrowings, which have been fully repaid, and from cash flows from operations. On July 5, 2011, we completed our initial public offering, which generated net proceeds of approximately $146.2 million, after deducting underwriting discounts and other expenses incurred for the sale of our common stock. As of March 31, 2012, our cash, cash equivalents and short-term investments totaled $222.7 million, compared to $184.0 million at December 31, 2011. At March 31, 2012, this amount included assets held in certain of our foreign operations totaling approximately $67.5 million. If these assets were distributed to the U.S., we may be subject to additional U.S. taxes in certain circumstances. We actively monitor the third-party depository institutions and money market funds that hold these assets, primarily focusing on the safety of principal and secondarily maximizing yield on these assets. We diversify our cash and cash equivalents and investments among various financial institutions and money market funds in order to reduce our exposure should any one of these financial institutions or money market funds fail or encounter difficulties. To date, we have not experienced any material loss or lack of access to our invested cash, cash equivalents or short-term investments; however, we can provide no assurances that access to our invested cash, cash equivalents or short-term investments will not be impacted by adverse conditions in the financial markets. We have funds in our operating accounts that are deposited with third party financial institutions. These balances in the U.S. may exceed the Federal Deposit Insurance Corporation (FDIC) insurance limits. While we monitor the cash balances in our operating accounts, these cash balances could be adversely impacted if the underlying financial institutions fail and could be subject to other adverse conditions in the financial markets.

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Consolidated Statements of Cash Flow Data:
Net cash provided by operating activities	$33,360	$20,974
Net cash used in investing activities	(4,670)	(558)
Net cash provided by financing activities	11,540	1,293
Effect of exchange rate changes on cash	990	1,466

Net increase in cash and cash equivalents	41,220	23,175
Cash and cash equivalents at beginning of period	118,208	65,697

Cash and cash equivalents at end of period	$159,428	$88,872

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $33.4 million in the three months ended March 31, 2012 compared to $21.0 million in the comparable prior year period, representing an increase of $12.4 million, or 59.1%.

A key driver of our cash from operations is the upfront collection of fees for new and renewed listing subscriptions. In the three months ended March 31, 2012, cash was generated primarily through an increase in new and renewed listing subscriptions, resulting in higher upfront collection of listing fees and increased deferred revenue of $20.2 million. During the three months ended March 31, 2012, we generated net income of $2.4 million. Included in our net income was depreciation expense of $2.5 million, amortization expense of $2.4 million, non-cash stock-based compensation of $5.2 million, and an increase in non-cash deferred income taxes of $3.5 million. Net income, excluding these non-cash reductions, contributed $16.0 million to cash provided by operating activities.

In the three months ended March 31, 2011, cash was generated primarily through an increase in deferred revenue of $18.0 million. Historically, we have experienced the highest level of new and renewed listings in the first quarter of the year, which is typically when owners advertise to travelers who are planning summer vacations.

The growth in our number of paid listings, the impact of other revenue and expenses, the timing and amount of future working capital changes and tax payments will affect the future amount of cash used in or provided by operating activities.

Net Cash Used in Investing Activities

Net cash used in investing activities was $4.7 million in the three months ended March 31, 2012 compared to $0.6 million in the comparable period in the prior year, representing an increase of $4.1 million, or 736.9%. Our investing activities reflect acquisitions we have made as well as capital expenditures and changes in our short-term investments. We may have acquisitions in the future that could have a material impact on our cash flows and operations.

During the three months ended March 31, 2012, capital expenditures were $5.8 million and included $1.3 million in capitalized software development costs. Proceeds received from the sale of short-term investments, net of purchases of short-term investments, were $2.2 million and cash outflows related to the net settlement of foreign currency forwards were $1.3 million.

During the three months ended March 31, 2011, capital expenditures were $3.2 million and included $1.1 million in capitalized software development costs. Proceeds received from the sale of short-term investments were $4.0 million and cash outflows related to the net settlement of foreign currency forwards were $1.4 million.

As our business expands, we expect to continue to invest in new computers and software for employees, for product development and to support the hosting of our websites. As we expand our facilities, we intend to purchase furniture and fixtures and invest in leasehold improvements. Our planned capital expenditures are not expected to exceed $19.0 million for the year ended December 31, 2012.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $11.5 million in the three months ended March 31, 2012 compared to $1.3 million in the comparable prior year period, representing an increase of $10.2 million, or 792.5%.

Cash provided by financing activities in each of the three months ended March 31, 2012 and 2011 was comprised of proceeds from the exercise of stock options to purchase common stock. Additionally, in the periods ended March 31, 2012 and 2011, approximately $603,000 and $241,000 of cash provided was related to excess tax benefits from stock-based compensation, respectively.

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

As of March 31, 2012, we have $550,000 held in restricted cash to protect the bank from default on credit cards used in our operations and 200,000 Swiss francs in restricted cash to support a bank guarantee related to our new European headquarters lease in Geneva, Switzerland. As we enter into new leases and as we make changes to our credit card merchants and acquiring banks, we may have increases to restricted cash and deposits.

As of March 31, 2012, we have reserved $5.2 million for uncertain tax positions, including interest and penalties. We are unable to make a reasonably reliable estimate as to when or if cash settlement with taxing authorities will occur for the unrecognized tax benefits. For additional information regarding uncertain tax positions, see Note 11 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of our Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

During the three month periods ended March 31, 2012 and 2011, we did not, and we do not currently, have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Foreign currency exchange risk. We have subsidiaries in the United Kingdom, France, Germany, Switzerland, The Netherlands, Spain, Australia and Brazil. Our subsidiaries generally use the local currency as their functional currency, which we translate into U.S. dollars for consolidation.

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates involving the British pound, the Euro, the Brazilian Reais, the Swiss Franc and the Australian dollar. We currently enter into forward contracts to hedge fluctuations in the value of certain intercompany debt denominated in foreign currencies but do not enter into any other derivative financial instruments for trading or speculative purposes. Fluctuations in currency exchange rates could harm our business in the future. Because we conduct a significant and growing portion of our business outside the United States but report our results in U.S. dollars, we face exposure to adverse movements in currency exchange rates, which may cause our revenue and operating results to differ materially from expectations. In addition, the results of operations of many of our internationally focused websites are exposed to foreign exchange rate fluctuations as the financial results of the applicable subsidiaries are translated from the local currency into U.S. dollars upon consolidation. A decline in the U.S. dollar relative to foreign currencies would increase our non-U.S. revenue and improve our operating results. Conversely, if the U.S. dollar strengthens relative to foreign currencies, our revenue and operating results would be adversely affected. The effect of an immediate 10% adverse change in exchange rates on foreign denominated cash and receivables as of March 31, 2012, would result in a loss of approximately $0.5 million and a reduction in value on the balance sheet of approximately $7.6 million.

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

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since our inception, we have experienced rapid growth. As our operations have expanded, we have grown from 87 employees at December 31, 2005 to 1,010 employees at March 31, 2012, of whom 368 were located outside the United States. Our business is becoming increasingly complex, especially in light of the number of acquisitions we have integrated and are in the process of integrating, our limited operating history and our reliance on multiple websites and brands that are currently supported on several different technology platforms. This complexity and our rapid growth have demanded, and will continue to demand, substantial resources and attention from our management. We expect to continue to increase headcount and to hire more specialized personnel in the future as we grow our business. We will need to continue to hire, train and manage additional qualified website developers, software engineers, client and account services personnel, and sales and marketing staff and improve and maintain our technology to properly manage our growth. If our new hires perform poorly, if we are unsuccessful in hiring, training, managing and integrating these new employees or if we are not successful in retaining our existing employees, our business may be harmed.

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

We have acquired 18 businesses since our inception. The businesses we have acquired may not perform as well as we expect. Failure to manage and successfully integrate recently acquired businesses and technologies could harm our operating results and our prospects. Our mergers and acquisitions involve numerous risks, including the following:

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

As our operations have expanded, we have acquired businesses or established offices around the world. As of March 31, 2012, we maintained offices in the United States, France, the United Kingdom, Germany, Brazil, Switzerland, Spain and Australia. We have limited experience in operating in some foreign jurisdictions and are making significant investments to build our international operations. We plan to continue our efforts to expand globally, including the acquisition of international businesses and establishment of foreign offices in jurisdictions where we do not currently operate. Managing a global organization is difficult, time consuming and expensive and any international expansion efforts that we may undertake may not be successful. In addition, conducting international operations subjects us to risks that we generally do not face in the United States. These risks include:

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

Because we conduct a significant portion of our business outside the United States but report our results in U.S. dollars, we face exposure to adverse movements in currency exchange rates, which may cause our revenue and operating results to differ materially from expectations. In addition, the results of operations of many of our internationally focused websites are exposed to foreign exchange rate fluctuations as the financial results of the applicable subsidiaries are translated from the local currency into U.S. dollars upon consolidation. A decline in the U.S. dollar relative to foreign currencies would increase our non-U.S. revenue, when translated into U.S. dollars. Conversely, if the U.S. dollar strengthens relative to foreign currencies, our revenue would be adversely affected. Our operating results could be negatively impacted depending on the amount of expense denominated in foreign currencies. Revenue in the three months ended March 31, 2012 was negatively impacted by foreign currency translation of approximately $0.9 million, while revenue in the three months ended March 31, 2011 was positively impacted by foreign currency translation of approximately $0.1 million. As exchange rates vary, revenue, cost of revenue, operating expenses and other operating results, when translated, may differ materially from expectations. In addition, our revenue and operating results are subject to fluctuation if our mix of U.S. and foreign currency denominated transactions and expenses changes in the future. In addition, we maintain intercompany loans and payables which are subject to translation losses due to foreign exchange fluctuation. We may enter into hedging arrangements in order to manage foreign currency translation but such activity may not completely eliminate fluctuations in our operating results.

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

As of March 31, 2012, we had six patent applications and no issued patents, and no patents may issue with respect to our current or potential patent applications. Any future patents issued to us may be challenged, invalidated or circumvented, may not provide sufficiently broad protection or may not prove to be enforceable in actions against alleged infringers. Furthermore, effective patent, trademark, copyright and trade secret protection may not be available in every country in which our products are available over the Internet. In addition, the legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain and still evolving.

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

Our executive officers, directors, current five percent or greater stockholders and affiliated entities together beneficially own approximately 61.8% of our common stock outstanding as of March 31, 2012. As a result, these stockholders, acting together, may be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership could limit other stockholders’ ability to influence corporate matters and may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if such a change of control would benefit our other stockholders. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders.

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

None.

(b) Use of Proceeds from Initial Public Offering of Common Stock

On July 5, 2011, the Company completed its initial public offering (“IPO”) of 9,200,000 shares of common stock, at $27.00 per share, before underwriting discounts and commissions. The Company sold 5,931,335 shares and existing stockholders sold an aggregate of 3,268,665 shares, including 1,200,000 shares as a result of the underwriters’ exercise of their over-allotment option to purchase additional shares. The initial public offering generated net proceeds to the Company of approximately $148.9 million, after deducting underwriting discounts. Expenses incurred by the Company for the sale of common stock were approximately $2.7 million and will be recorded against the proceeds received from the sale of common stock. The Company did not receive any proceeds from the sale of shares by the selling stockholders.

There have been no material changes in the planned use of proceeds from the Company’s IPO from that described in the final prospectus filed with the SEC pursuant to Rule 424(b) on June 28, 2011. With the proceeds of the offering, the Company redeemed its outstanding shares of Series A and B preferred stock for $55.8 million and $9.2 million, respectively, as well as paid in full all accrued but unpaid dividends on its outstanding shares of Series C preferred stock, which totaled $32.9 million.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

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

HOMEAWAY, INC.

Dated: May 4, 2012	By:	/s/ Lynn Atchison
Lynn Atchison
Chief Financial Officer and Secretary

EXHIBIT INDEX

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation, as currently in effect	S-1	333-172178	3.2	March 11, 2011

3.2	Amended and Restated Bylaws, as currently in effect	S-1	333-172178	3.4	March 11, 2011

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Furnished herewith.
**	XBRL information is furnished and not filed or part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections.