Form 10-Q
period 2012-06-30
HOMEAWAY INC
filed 2012-08-03
CIK 1366684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date.

Class	Outstanding at July 30, 2012
Common Stock, $0.0001 par value per share	82,510,426

HomeAway, Inc.

PART I: FINANCIAL INFORMATION

Item	1. Financial Statements

HomeAway, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except for share and per share information)

(unaudited)

	June 30,	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$134,701	$118,208
Short-term investments	86,550	65,748
Accounts receivable, net of allowance for doubtful accounts of $483 and $425 as of June 30, 2012 and December 31, 2011, respectively	17,310	15,929
Income tax receivable	183	—
Prepaid expenses and other current assets	6,176	5,680
Restricted cash	275	1,039
Deferred tax assets	4,078	4,090

Total current assets	249,273	210,694
Property and equipment, net	32,182	25,865
Goodwill	308,842	301,015
Intangible assets, net	65,598	61,515
Restricted cash	237	244
Deferred tax assets	3,322	1,794
Other non-current assets	15,838	3,504

Total assets	$675,292	$604,631

Liabilities, preferred stock and stockholders’ equity
Current liabilities:
Accounts payable	$4,468	$3,102
Income tax payable	10,038	6,283
Accrued expenses	29,775	26,931
Deferred revenue	128,917	101,955
Deferred tax liabilities	86	92

Total current liabilities	173,284	138,363
Deferred revenue, less current portion	2,418	2,608
Deferred tax liabilities	16,336	16,224
Other non-current liabilities	8,625	6,427

Total liabilities	200,663	163,622

Commitments and contingencies (Note 6)
Preferred stock
$0.0001 par value per share; 10,000,000 shares authorized as of June 30, 2012 and December 31, 2011, respectively; zero shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	—	—
Stockholders’ equity
Common stock: $0.0001 par value; 350,000,000 shares authorized; 82,441,431 and 80,685,391 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	8	8
Additional paid-in capital	589,115	558,667
Accumulated other comprehensive income (loss)	(8,565)	(6,480)
Accumulated deficit	(105,929)	(111,186)

Total stockholders’ equity	474,629	441,009

Total liabilities, preferred stock and stockholders’ equity	$675,292	$604,631

The accompanying notes are an integral part of these financial statements.

HomeAway, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except for per share information)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue:
Listing	$60,241	$50,997	$114,209	$96,168
Other	11,375	7,684	21,510	14,480

Total revenue	71,616	58,681	135,719	110,648
Costs and expenses:
Cost of revenue (exclusive of amortization shown separately below)	11,295	8,651	21,827	17,109
Product development	10,324	8,428	20,026	15,439
Sales and marketing	24,074	20,616	48,808	43,278
General and administrative	14,652	11,412	27,489	21,686
Amortization expense	3,282	2,937	5,730	5,800

Total costs and expenses	63,627	52,044	123,880	103,312

Operating income	7,989	6,637	11,839	7,336
Other income (expense):
Interest expense	—	10	—	—
Interest income	240	59	409	116
Other income (expense)	(1,582)	(322)	(2,310)	(389)

Total other income (expense)	(1,342)	(253)	(1,901)	(273)

Income before income taxes	6,647	6,384	9,938	7,063
Income tax expense	(3,791)	(4,216)	(4,681)	(3,362)

Net income	2,856	2,168	5,257	3,701
Cumulative preferred stock dividends and discount accretion	—	(8,819)	—	(17,884)

Net income (loss) attributable to common stockholders	$2,856	$(6,651)	$5,257	$(14,183)

Net income (loss) per share attributable to common stockholders:
Basic and diluted	$0.03	$(0.17)	$0.06	$(0.36)

Weighted average number of shares outstanding:
Basic	82,262	39,519	81,816	39,232
Diluted	84,737	39,519	84,638	39,232

The accompanying notes are an integral part of these financial statements.

HomeAway, Inc.

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$2,856	$2,168	$5,257	$3,701
Other comprehensive income:
Foreign currency translation adjustments	(3,900)	1,644	(2,224)	5,499
Change in unrealized gains on short-term investments, net of tax	(123)	4	139	6

Total other comprehensive income, net of tax	(4,023)	1,648	(2,085)	5,505

Comprehensive income	$(1,167)	$3,816	$3,172	$9,206

The accompanying notes are an integral part of these financial statements.

HomeAway, Inc.

Consolidated Statement of Changes in Stockholders’ Equity

(In thousands)

(unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2011	80,685	$8	$558,667	$(6,480)	$(111,186)	$441,009
Exercise of stock options	1,756	—	15,772	—	—	15,772
Stock compensation expenses	—	—	12,146	—	—	12,146
Excess tax benefits related to employee stock options	—	—	2,530	—	—	2,530
Other comprehensive income	—	—	—	(2,085)	—	(2,085)
Net income	—	—	—	—	5,257	5,257

Balance at June 30, 2012	82,441	$8	$589,115	$(8,565)	$(105,929)	$474,629

The accompanying notes are an integral part of these financial statements.

HomeAway, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities
Net income	$5,257	$3,701
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,089	4,009
Amortization of intangible assets	5,730	5,800
Amortization of premiums on securities and other	1,149	29
Stock-based compensation	12,146	11,215
Excess tax benefit from stock-based compensation	(2,530)	(341)
Deferred income taxes	(4,594)	2,140
Net realized/unrealized foreign exchange (gain) loss	914	(1,847)
Realized (gain) loss on foreign currency forwards	705	2,318
Changes in operating assets and liabilities, net of assets and liabilities assumed in business combinations:
Accounts receivable	(929)	(3,462)
Income tax receivable	(138)	(2,035)
Prepaid expenses and other current assets	(6,660)	(2,150)
Accounts payable	1,281	(1,915)
Accrued expenses	2,531	(689)
Income taxes payable	6,296	1,811
Deferred revenue	26,418	22,097
Deferred rent and other non-current liabilities	2,274	(214)

Net cash provided by operating activities	54,939	40,467

Cash flows from investing activities
Cash paid for businesses acquired, net of cash acquired	(16,207)	(4,698)
Change in restricted cash	758	1,807
Cash paid for trademarks and other assets acquired	(155)	(129)
Cash paid for non-marketable equity investment	(6,446)	—
Purchases of short-term investments	(41,460)	—
Proceeds from maturities of marketable securities	19,664	6,000
Net settlement of foreign currency forwards	(705)	(2,318)
Purchases of property and equipment	(11,272)	(5,785)

Net cash used in investing activities	(55,823)	(5,123)

Cash flows from financing activities
Proceeds from exercise of options to purchase common stock	15,772	2,310
Excess tax benefit from stock-based compensation	2,530	341

Net cash provided by financing activities	18,302	2,651

Effect of exchange rate changes on cash	(925)	1,992

Net increase (decrease) in cash and cash equivalents	16,493	39,987
Cash and cash equivalents at beginning of period	118,208	65,697

Cash and cash equivalents at end of period	$134,701	$105,684

Cash paid for taxes	$5,801	$2,200

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of HomeAway, Inc. and all of its wholly owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, for interim financial reporting and applicable quarterly reporting regulations of the Securities and Exchange Commission, or the SEC. All significant intercompany transactions and balances have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying interim unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting of normal recurring adjustments and those items discussed in these Notes, necessary for a fair presentation of the Company’s financial position, as of June 30, 2012, the results of operations for the three and six months ended June 30, 2012 and 2011, the statements of comprehensive income for the three and six months ended June 30, 2012 and 2011, the cash flows for the six months ended June 30, 2012 and 2011 and stockholders’ equity for the six months ended June 30, 2012. Certain information and disclosures normally included in the notes to the annual financial statements prepared in accordance with GAAP have been omitted from these interim condensed consolidated financial statements pursuant to the rules and regulations of the SEC. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the accompanying Notes for the fiscal year ended December 31, 2011. Operating results for this interim period are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 or for any other period.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. These differences could have a material effect on the Company’s future results of operations and financial position. Significant items subject to those estimates and assumptions include certain revenue, allowance for doubtful accounts, fair value of investments, carrying amounts of goodwill and other indefinite lived intangible assets, depreciation and amortization, valuation of stock options and deferred income taxes.

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

Money Market Funds and Short-Term Investments

In order to determine fair value of the Company’s money market funds and short-term investments, quoted prices in active markets for identical assets are used. Therefore, the Company’s money market funds and short-term investments are considered Level 1 items. At June 30, 2012 and December 31, 2011, the Company did not have any financial instruments that qualified as Level 2 or 3 items.

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

The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued liabilities and deferred revenue approximate fair value at June 30, 2012 and December 31, 2011, respectively, because of the relatively short maturity of these instruments.

The following table summarizes the basis used to measure certain financial assets and liabilities at fair value on a recurring basis in the Company’s consolidated balance sheets at June 30, 2012 and December 31, 2011 (in thousands):

	Balance as of June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents
Money market funds	$40,072	$40,072	$—	$—

Total cash equivalents	40,072	40,072	—	—
Restricted Cash
Money market funds	512	512	—	—

Total restricted cash	512	512	—	—
Short-term investments
Mutual fund securities	2	2	—	—
Corporate bonds	70,891	70,891	—	—
U.S. government agency bonds	1,017	1,017	—	—
Municipal bonds	14,640	14,640	—	—

Total short-term investments	86,550	86,550	—	—

Total financial assets	$127,134	$127,134	$—	$—

	Balance as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents
Money market funds	$37,390	$37,390	$—	$—

Total cash equivalents	37,390	37,390	—	—
Restricted Cash
Money market funds	1,283	1,283	—	—

Total restricted cash	1,283	1,283	—	—
Short-term investments
Mutual fund securities	62	62	—	—
Corporate bonds	45,768	45,768	—	—
U.S. government agency bonds	3,000	3,000	—	—
Municipal bonds	16,918	16,918	—	—

Total short-term investments	65,748	65,748	—	—

Total financial assets	$104,421	$104,421	$—	$—

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

Investments

Short-term Investments

Short-term investments generally consist of marketable securities that have remaining maturities of less than one year from the respective balance sheet dates. Investments in which the Company has the ability and intent, if necessary, to liquidate in order to support its current operations (including those with contractual maturities greater than one year from the date of purchase) are classified as short-term. The Company’s investment securities are classified as available-for-sale and are presented at estimated fair value with any unrealized gains and losses included in other comprehensive income (loss). Cash flows from purchases, sales and maturities of available-for-sale securities are classified as cash flows from investing activities and reported gross, including any related premiums or discounts. Premiums related to purchases of available-for-sale securities were $1,987,000 for the six months ended June 30, 2012. Fair values are based on quoted market prices. Short-term investments consisted of the following at June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012
	Gross Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mutual fund securities	$2	$—	$—	$2
Corporate bonds	70,950	65	(124)	70,891
U.S. government agency bonds	1,016	1	—	1,017
Municipal bonds	14,625	19	(4)	14,640

Total short-term investments	$86,593	$85	$(128)	$86,550

	December 31, 2011
	Gross Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mutual fund securities	$48	$14	$—	$62
Corporate bonds	45,954	13	(199)	45,768
U.S. government agency bonds	3,000	—	—	3,000
Municipal bonds	16,929	1	(12)	16,918

Total short-term investments	$65,931	$28	$(211)	$65,748

The mutual fund securities do not have contractual maturities. All of the $1,017,000 invested in U.S. government agency bonds at June 30, 2012 have contractual maturities shorter than one year. All of the $3,000,000 invested in U.S. government agency bonds at December 31, 2011 have contractual maturities longer than one year. Of the amounts invested in corporate bonds at June 30, 2012 and December 31, 2011, $38,065,000 and $26,304,000 have contractual maturities longer than one year, and $32,826,000 and $19,464,000 have contractual maturities within one year, respectively. Of the amounts invested in municipal bonds at June 30, 2012 and December 31, 2011, $6,524,000 and $5,469,000 have contractual maturities longer than one year, and $8,116,000 and $11,449,000 have contractual maturities within one year, respectively.

Non-marketable Equity Investment

During the three months ended June 30, 2012, the Company invested $6,446,000 for a non-controlling equity investment in a privately-held company. The Company’s investment in the privately-held company is reported at cost using the cost method of accounting or marked down to fair value when an event or circumstance indicates an other-than-temporary decline in value has occurred. No event or circumstance indicating an other-than-temporary decline in value of the Company’s interest in the non-marketable equity investment was identified.

As of June 30, 2012, the carrying value of the Company’s investment in the privately-held company was $6,446,000. This investment is recorded in other non-current assets on the consolidated balance sheets.

Accounts Receivable

Accounts receivable are primarily generated from three sources. Amounts due from credit card merchants who process the Company’s credit card sales from property listings and remit the proceeds to the Company are the primary source of accounts receivable. Accounts receivables are also generated from Internet display advertising amounts due in the ordinary course of business as well as amounts due to the Company for property listings or other products purchased on account. Accounts receivable from Internet display advertising revenue and products purchased on account are recorded at the invoiced amount and are non-interest bearing. Accounts receivable outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by estimating losses on receivables based on known troubled accounts and historical experience of losses incurred.

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

The Company capitalizes certain internally developed software costs in accordance with authoritative guidance. These capitalized costs were approximately $21,438,000 and $18,364,000 at June 30, 2012 and December 31, 2011, respectively, and are included in property and equipment, net, in the balance sheet with depreciation expense in the three months ended June 30, 2012 and 2011 of approximately $558,000 and $614,000, respectively and depreciation expense in the six months ended June 30, 2012 and 2011 of approximately $1,385,000 and $1,349,000, respectively. The internally developed software costs are amortized over five years.

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

Impairment of Long-lived Assets

The Company evaluates long-lived assets, such as property and equipment, for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. An impairment loss is recognized when estimated future undiscounted cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When an impairment loss is recognized, the carrying amount of the asset is reduced to its estimated fair value in the period in which the determination is made. No impairments of long-lived assets have been recorded during any of the periods presented.

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

Stock-Based Compensation

The cost of stock-based transactions is recognized in the financial statements based upon the fair value of the Company’s common stock on the date of grant. The fair value of restricted stock awards is determined based on the number of shares granted and the fair value of the Company’s common stock as of the grant date. The fair value of stock options is determined as of the grant date using the Black–Scholes valuation model. Fair value is generally recognized as an expense on a straight-line basis, net of estimated forfeitures, over the employee requisite service period. Accordingly, stock-based compensation for the three and six months ended June 30, 2012 and 2011 has been reduced for estimated forfeitures. When estimating forfeitures, the Company considers voluntary termination behaviors as well as trends of actual option forfeitures.

The Company uses the “with and without” approach in determining the order in which tax attributes are utilized. As a result, the Company only recognizes a tax benefit from stock-based awards in additional paid-in capital if an incremental tax benefit is realized after all other tax attributes currently available to the Company have been utilized. When tax deductions from stock-based awards are less than the cumulative book compensation expense, the tax effect of the resulting difference (“shortfall”) is charged first to additional paid-in capital to the extent of the Company’s pool of windfall tax benefits with any remainder recognized in income tax expense. The Company has determined that it has a sufficient windfall pool available and therefore no amounts have been recognized in income tax expense. In addition, the Company accounts for the indirect effects of stock-based awards on other tax attributes through the consolidated statements of operations.

The benefits of tax deductions in excess of recognized compensation costs are reported as financing cash flows, but only when such excess tax benefits are realized by a reduction to current taxes payable. The Company recognized a tax benefit of approximately $1,927,000 and $100,000 during the three months ended June 30, 2012 and 2011, respectively, from the exercise of stock options and $2,530,000 and $341,000 during the six months ended June 30, 2012 and 2011, respectively. This tax benefit has been recorded as additional paid-in capital on the Company’s consolidated balance sheets as of June 30, 2012 and December 31, 2011.

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

The Company may be subject to income tax audits by the respective tax authorities in any or all of the jurisdictions in which the Company operates. During the three months ended June 30, 2012, an audit at one of the Company’s subsidiaries in France was completed, which did not result in material adjustments to the consolidated financial statements. The Company is currently undergoing an audit at one of its subsidiaries in Germany. The Company recognizes the benefit of uncertain income tax positions only if these positions are more likely than not to be sustained. Also, the recognized income tax benefit is measured at the largest amount that is more than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records interest and penalties related to unrecognized tax benefits as a component of income tax expense. The countries in which the Company may be subject to potential examination by tax authorities are the United States, Switzerland, the United Kingdom, Germany, France, Spain, Brazil, and Australia.

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

Foreign Currency Translation

The functional currency of the Company’s foreign subsidiaries is generally their respective local currency. The financial statements of the Company’s international operations are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities, the historical exchange rate for stockholders’ equity, and a weighted average exchange rate for each period for revenues, expenses, and gains and losses. Foreign currency translation adjustments are recorded as a separate component of stockholders’ equity. Gains and losses from foreign currency denominated transactions are recorded in other income in the Company’s consolidated statements of operations. For the three months ended June 30, 2012 and 2011, the Company recorded transaction losses of approximately $1.5 million and $330,000, respectively. For the six months ended June 30, 2012 and 2011, the Company recorded transaction losses of approximately $2.3 million and $435,000, respectively.

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

The Company does not use financial instruments for trading or speculative purposes. The Company recognizes all derivative instruments on the balance sheet at fair value and its derivative instruments are generally short-term in duration. Derivative contracts were not material as of June 30, 2012, and no derivative contracts were outstanding as of December 31, 2011. The Company is exposed to the risk that counterparties to derivative contracts may fail to meet their contractual obligations.

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

Recently Issued Accounting Standards

In 2011, the Financial Accounting Standards Board (“FASB”) issued two Accounting Standard Updates (“ASU”), which amend guidance for the presentation of comprehensive income. The amended guidance requires an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The current option to report other comprehensive income and its components in the statement of stockholders’ equity has been eliminated. Although the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under existing guidance. The Company adopted these ASUs using two consecutive statements on January 1, 2012 for all periods presented.

3. Business Combinations

The following table summarizes the Company’s acquisition during the period ended June 30, 2012 with amounts shown below as fair values at the acquisition date (in thousands):

Toprural
Net tangible assets (liabilities) acquired
Cash	$3,220
Deferred revenue	(2,269)
Other	(315)

Total tangible assets (liabilities) acquired	636
Deferred tax assets (liabilities)	(3,295)
Trade name	1,060
Developed technology	2,144
Customer relationships	7,440
Goodwill	11,292

Aggregate purchase price	$19,277

Tangible net assets were valued at their respective carrying amounts, which the Company believes approximate their current fair values at the respective acquisition dates.

The valuation of identifiable intangible assets acquired reflects management’s estimates based on, among other factors, use of established valuation methods. Identifiable intangible assets with definite lives are amortized over the period of estimated benefit using the straight-line method and the estimated useful lives of four to 10 years. The straight-line method of amortization represents the Company’s best estimate of the distribution of the economic value of the identifiable intangible assets. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired.

Toprural

In April 2012, the Company acquired 100% of the outstanding stock of Top Rural S.L., the leading site for independently-owned rural accommodations in Southern Europe (the acquired business is referred to as “Toprural”), for cash consideration of approximately $19,277,000. The acquisition of Toprural further solidifies the Company’s market presence in Spain and Southern Europe and extends the Company’s reach to a desirable European traveler segment that seeks long weekend holidays to small towns or countryside destinations.

Approximately $2,670,000 of the cash consideration purchase price was deposited in escrow as security for the benefit of the Company against breaches of representations and warranties, covenants and certain other expressly enumerated matters by the sellers. The escrow funds not used to satisfy such seller obligations will be released to the sellers in two equal payments on the first and second anniversary dates of the acquisition.

The acquired goodwill primarily represents synergies associated with adding Toprural to the Company’s marketplace of websites to provide travelers with a broader inventory selection of vacation properties to choose from. Goodwill is not deductible for tax purposes. The trade name has a useful life of 10.0 years from the date of acquisition, the developed technology has a useful life of 4.0 years from the date of acquisition and the customer relationships have a useful life of 8.0 years from the date of acquisition.

The results of Toprural have been included in the Company’s consolidated results since the acquisition date in April 2012. Proforma results of operations related to this acquisition have not been presented since Toprural’s operating results up to the date of acquisition were not material to the Company’s consolidated financial statements.

4. Goodwill and Other Intangible Assets

Goodwill

Changes in the Company’s goodwill balance for the year ended December 31, 2011 and the period ended June 30, 2012 are summarized in the table below (in thousands):

Balance at December 31, 2010	$300,780
Acquired in business combinations	2,114
Foreign currency translation adjustment	(1,879)

Balance at December 31, 2011	301,015
Acquired in business combinations	11,292
Foreign currency translation adjustment	(3,465)

Balance at June 30, 2012	$308,842

Intangible Assets

The Company’s intangible assets, excluding goodwill, consist of intangible assets acquired primarily in business combinations and were recorded at their estimated fair values on the date of acquisition. The finite-lived intangible assets that are being amortized are summarized in the table below (in thousands):

		June 30, 2012			December 31, 2011
	Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade names and trademarks	10	$23,899	$(1,427)	$22,472	$1,154	$(778)	$376
Developed technology	2-8	26,066	(19,416)	6,650	24,186	(18,483)	5,703
Customer relationships	6-13	59,590	(30,838)	28,752	52,912	(27,393)	25,519
Noncompete agreements and domain names	2-5	3,376	(2,681)	695	3,363	(2,345)	1,018

Total		$112,931	$(54,362)	$58,569	$81,615	$(48,999)	$32,616

Amortization of non-compete agreements is recorded over the term of the agreements.

Amortization expense for the three months ended June 30, 2012 and 2011 was approximately $3,282,000 and $2,937,000, respectively. Amortization expense for the six months ended June 30, 2012 and 2011 was approximately $5,730,000 and $5,800,000, respectively.

The Company has the following indefinite-lived intangible assets recorded in its consolidated balance sheet as of June 30, 2012 and December 31, 2011, respectively (in thousands):

	June 30, 2012	December 31, 2011
Trademarks, trade names and other	$7,029	$28,899

The Company performs annual impairment testing of intangibles with indefinite lives or whenever events or circumstances indicate that impairment may have occurred. Due to website network and brand consolidation efforts, the Company began amortizing certain indefinite lived intangible assets during the three months ended June 30, 2012, over a 10 year useful life. This change in estimate resulted in increased amortization expense of $572,000 during the three months ended June 30, 2012.

5. Accrued Expenses

The Company’s accrued expenses are comprised of the following at June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012	December 31, 2011
Compensation and related benefits	$10,941	$12,016
Gift cards	5,155	5,679
Taxes	2,840	1,983
Advertising	1,915	838
Other	8,924	6,415

Total	$29,775	$26,931

6. Commitments and Contingencies

Leases

The Company leases its facilities and certain office equipment under non-cancellable operating leases. Rental expense was approximately $1,123,000 and $1,015,000 for the three months ended June 30, 2012 and 2011, respectively, and $2,127,000 and $2,042,000 for the six months ended June 30, 2012 and 2011, respectively.

Guarantees

The Company offers two guarantee products to travelers: Basic Rental Guarantee and Carefree Rental Guarantee. The Basic Rental Guarantee is offered to travelers that book a vacation rental property listed on any one of the Company’s websites to protect 50% of their vacation rental payments up to $1,000 against Internet fraud. Travelers additionally may purchase additional protection to cover 100% of vacation rental payments up to $10,000 against Internet fraud, misrepresentation, wrongful denial of entry, wrongful deposit loss or, beginning in 2012, losses from phishing claims by the purchase of the Carefree Rental Guarantee. The Company does not maintain insurance from any third party against claims under the guarantees, and any amounts payable for claims made under these guarantees are payable by the Company. Amounts recorded for estimated future claims under the guarantees are based on historical experience and estimates of potential future claims made by the Company are recorded either in cost of revenue or in general and administrative expense in the Company’s consolidated statement of operations depending on whether the expense is related to the Basic Rental Guarantee or to the Carefree Rental Guarantee. At June 30, 2012 and December 31, 2011, the Company had recorded approximately $701,000 and $247,000, respectively, as an accrued expense for potential future claims.

Changes for the traveler guarantees, which are presented as a current liability in the Company’s consolidated balance sheets, for the period ended June 30, 2012 and December 31, 2011 are summarized in the table below (in thousands):

Balance at December 31, 2010	$232
Costs accrued for new rentals	175
Release of expected guarantee	—
Guarantee obligations honored	(160)

Balance at December 31, 2011	247
Costs accrued for new rentals	723
Release of expected guarantee	—
Guarantee obligations honored	(269)

Balance at June 30, 2012	$701

The Company maintains a guarantee of £5,000,000 (approximately $7,853,500 as of June 30, 2012) in favor of a bank in the United Kingdom for extending credit to the Company in connection with the wholly owned United Kingdom subsidiary’s business of collecting its subscription revenues in advance via credit card payments.

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

7. Stockholders’ Equity and Stock-Based Compensation

Common Stock

The Company’s amended and restated certificate of incorporation, as amended in July 2011, authorizes 350,000,000 shares of common stock with a par value of $0.0001 per share. At June 30, 2012 and December 31, 2011, there were 82,441,431 and 80,685,391 shares of common stock outstanding, respectively. Additionally, the amended certificate of incorporation authorizes the Company’s board of directors, without action by stockholders, to designate and issue up to 10,000,000 shares of preferred stock in one or more series. The board of directors may also designate the rights, preferences and privileges of each series of preferred stock, any or all of which may be greater than the rights of the common stock.

Stock Compensation Plans

The Company has historically maintained two stock-based compensation plans, the 2004 Stock Option Plan (the “2004 Plan”) and the 2005 Stock Plan (the “2005 Plan”). In May 2011, the Company adopted the 2011 Equity Incentive Plan (the “2011 Plan”), which is described below.

2004 Plan

At June 30, 2012, there were 8,844,195 options outstanding under the 2004 Plan. Following the effectiveness of the Company’s 2011 Plan in May 2011, no further awards will be made under the 2004 Plan, although each option previously granted under the 2004 Plan will remain outstanding subject to its terms. Any such shares of common stock that are subject to awards under the 2004 Plan which are forfeited or lapse unexercised and would otherwise have been returned to the share reserve under the 2004 Plan instead will be available for issuance under the 2011 Plan.

2005 Plan

As of June 30, 2012, there were no options outstanding under the 2005 Plan. Following the effectiveness of the Company’s 2011 Plan in May 2011, no further awards will be made under the 2005 Plan.

2011 Plan

In May 2011, the Company adopted the 2011 Plan, providing for the granting of incentive stock options, as defined by the Internal Revenue Code, to employees and for the grant of non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares to employees, directors and consultants. The 2011 Plan also provides for the automatic grant of option awards to our non-employee directors. Shares of common stock reserved for issuance under the 2011 Plan consist of 12,758,057 shares of common stock. In addition, the number of shares available for issuance under the 2011 Plan will be increased annually on the first day of the Company’s fiscal year by an amount equal to the least of (a) four percent of the outstanding shares of the Company’s common stock as of the last day of the Company’s immediately preceding fiscal year or (b) such other amount as the Company’s board of directors may determine. At June 30, 2012, there were 2,051,347 options and 690,308 restricted stock units outstanding under the 2011 Plan.

Accounting for Stock Based Compensation

The Company uses the Black–Scholes option pricing model in valuing its stock options. The Black–Scholes model requires estimates regarding risk-free rate of return, dividend yields, expected term of the award, volatility and estimated forfeitures of awards during the service period.

The risk-free interest rate assumption used by the Company is based on observed market interest rates appropriate for the term of the Company’s employee options. During the six months ended June 30, 2012 and 2011, the Company estimated expected term based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The dividend yield assumption is based on historical and expected dividend payouts. Since the Company was a private entity prior to its IPO in July 2011 with no historical data regarding the volatility of its common stock price, the Company based the expected volatility on the historical and implied volatility of comparable companies from a representative industry peer group. The Company determined expected volatility of options granted using an average of the historical volatility measures of this peer group of companies.

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

During the three months ended June 30, 2012, the Company issued an aggregate of 68,872 shares of common stock pursuant to restricted stock awards under the 2011 Stock Plan at a weighted average value of $24.11 per share for an aggregate fair value of $1,660,547. Additionally, the Company issued an aggregate of 356,128 options to purchase common stock under the 2011 Stock Plan for an aggregate fair value of $4,112,367.

The fair value of stock option grants has been estimated at the date of grant using the Black–Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Risk-free interest rate	0.78% to 1.32%	1.86% to 2.36%	0.78% to 1.32%	1.86% to 2.84%
Expected term	5.67 years	6.25 years	5.67 years to 5.83 years	6.25 years
Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected volatility	51.10% to 55.10%	53.50%	51.10% to 55.40%	53.30% to 53.50%

The following table summarizes the total stock-based compensation expense that the Company recorded for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Cost of revenue	$495	$503	$911	$889
Product development	1,204	1,333	2,435	2,336
Sales and marketing	2,039	1,815	3,309	3,181
General and administrative	3,210	2,867	5,491	4,809

Total	$6,948	$6,518	$12,146	$11,215

8. Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consists of the following at June 30, 2012 and December 31, 2011, respectively, (in thousands):

	June 30,	December 31,
	2012	2011
Foreign currency translation	$(8,521)	$(6,297)
Unrealized gains (losses) on short-term investments	(44)	(183)

Total	$(8,565)	$(6,840)

9. Income Taxes

For the three and six months ended June 30, 2012, the Company recorded an income tax expense of $3,791,000 and $4,681,000, respectively, resulting in an effective tax rate of 57.0% and 47.1%, respectively. For the three and six months ended June 30, 2011, the Company recorded income tax expense of $4,216,000 and $3,362,000, respectively, resulting in an effective tax rate of 66.0% and 47.6%, respectively. At June 30, 2012, the Company’s effective tax rate estimate for the year ended December 31, 2012 differed from the statutory rate primarily due to non-deductible stock compensation charges, state taxes, the effect of different statutory tax rates in foreign jurisdictions, and amortization of tax charges on the intercompany sale of assets that were deferred in prior periods, which is partially offset by the benefit of disqualifying dispositions of incentive stock options. At June 30, 2011, the Company’s effective tax rate estimate for the year ended December 31, 2011 differed from the statutory rate primarily due to non-deductible stock compensation charges, the effect of different statutory tax rates in foreign jurisdictions, partially offset by the release in the period ended March 31, 2011 of reserves for uncertain tax positions of $1,310,000 due to the completion of audits of two of the Company’s foreign subsidiaries.

10. Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share of common stock:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Numerator
Net income	$2,856	$2,168	$5,257	$3,701
Cumulative preferred stock dividends and discount accretion	—	(8,819)	—	(17,884)

Net income (loss) attributable to common stockholders	$2,856	$(6,651)	$5,257	$(14,183)

Denominator
Weighted average common shares outstanding-basic	82,262	39,519	81,816	39,232
Dilutive effect of stock options, warrants and convertible preferred stock	2,475	—	2,822	—

Weighted average common shares outstanding-diluted	84,737	39,519	84,638	39,232

Net income (loss) per share attributable to common stockholders-basic and diluted	$0.03	$(0.17)	$0.06	$(0.36)

The following common equivalent shares were excluded from the calculation of net income (loss) per share as their inclusion would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Stock options and warrants	5,402	11,648	4,762	11,648
Series C convertible redeemable preferred stock	—	256	—	256
Series D convertible redeemable preferred stock	—	19,141	—	19,141
Restricted stock awards	622	15,305	17	15,305

Total common equivalent shares excluded	6,024	46,350	4,779	46,350

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We operate the world’s largest online marketplace for the vacation rental industry. Our marketplace brings together millions of travelers seeking vacation rentals online with hundreds of thousands of owners and managers of vacation rental properties located in 168 countries around the world. Our portfolio includes leading vacation rental websites in the United States, the United Kingdom, Germany, France, Spain, Brazil and Australia. During the three and six months ended June 30, 2012, according to our internal metrics, our websites attracted 159 million and 319 million website visits, respectively, and as of June 30, 2012, our global marketplace included more than 735,000 paid listings.

During the second quarter of 2012, we continued to follow our strategy and focused our efforts on providing the greatest selection of properties to travelers and the most qualified inquiries to property owners and managers. Expansion of our network continues to be a key driver of growth. During the three months ended June 30, 2012, we added nearly 37,000 paid listings to our network and also completed the acquisition of Top Rural S.L. in Spain. This acquisition further solidifies our market presence in Spain and Southern Europe and extends our reach to a desirable European traveler segment that seeks long weekend holidays to small towns or countryside destinations. In addition, we are nearing the completion of the platform consolidation of adding VRBO.com to our global network, which we believe will provide a better experience for property owners and managers and travelers.

For our property owners and managers, we continued to see positive results from pricing changes introduced in 2011. Tiered pricing is currently available on HomeAway.com to new and renewing customers and allows them to improve their position in search results by purchasing a higher subscription level or tier. We believe more owners and managers will elect to purchase higher tiers, which would increase overall average revenue per listing in future periods, while keeping base prices as low as possible to promote growth of the number of paid listings. Although we plan to launch tiered pricing on our other websites as well, we may use different strategies as we enter new markets and geographies or attempt to further penetrate the professional property manager market. Despite growth in average revenue per listing due to tiered pricing on HomeAway.com, there were other factors during the quarter which resulted in a decrease in the average revenue per listing compared to the second quarter of 2011. These factors included additional listings from property managers which were sold on a pay-per performance basis, and the negative impact of foreign exchange rates.

Our online payments platform, called ReservationManager, which was launched in 2011 and is currently available to our HomeAway.com and VRBO.com owners and managers in the United States, continued to gain traction with increasing adoption rates during the second quarter of 2012. The product is not currently available outside of the United States. We believe that adoption of this product over time will allow us to earn more revenue from ancillary products while providing a safe and secure payment mechanism for travelers. We plan to introduce new products and services for travelers, property owners and managers, which will provide further opportunities to generate revenue through our marketplace.

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

Key financial highlights for the three months ended June 30, 2012 include the following:

•

Total revenue was $71.6 million compared to $58.7 million in the second quarter of 2011, or an increase of 22.0%, with the increase being negatively impacted by declining foreign exchange rates. On an foreign exchange neutral basis, revenue increased by 26.3%;

•

Percentage of total revenue coming from outside the United States was 39.6% in the second quarter of 2012, compared to 41.0% in the second quarter of 2011, and in the three months ended June 30, 2012 included 38.0% from Europe and 1.5% from Brazil and Australia;

•	Listing revenue was $60.2 million compared to $51.0 million in the second quarter of 2011 and contributed 84.1% of total revenue compared to 86.9% in the second quarter of 2011;

•	Net income was $2.9 million compared to $2.2 million in the second quarter of 2011, or an increase of 31.7%;

•	Cash from operating activities was $21.6 million compared to $19.5 million in the second quarter of 2011, or an increase of 10.7%;

•	Adjusted EBITDA was $20.8 million compared to $18.2 million in the second quarter of 2011, or an increase of 14.5%; as a percentage of revenue, Adjusted EBITDA was 29.1%;

•

Free cash flow was $18.0 million compared to $17.0 million in the second quarter of 2011, or an increase of 6.4%; on a trailing twelve month basis, free cash flow increased 34.1% to $75.7 million from $56.4 million in the comparable trailing twelve month period for the prior year;

•	Pro forma net income was $9.5 million, or $0.11 per diluted share, compared to pro forma net income of $8.3 million, or $0.21 per diluted share, in the second quarter of 2011; and

•	Cash, cash equivalents and short-term investments as of June 30, 2012 were $221.3 million.

For further discussion regarding Adjusted EBITDA, free cash flow and pro forma net income, please see the information under the caption “Discussion Regarding Adjusted EBITDA, Free Cash Flow and Pro Forma Net Income and Reconciliation to GAAP” in Item 2 of this Quarterly Report on Form 10-Q.

Acquisitions

Since our inception in 2004, we have acquired 18 businesses as part of our growth strategy. Each of these acquisitions has been accounted for using the acquisition method of accounting. Accordingly, the financial statements for these businesses have been included in our consolidated financial results since the applicable acquisition dates. The most recent acquisition was in April 2012 (see Note 3 to the Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q), when we acquired Top Rural S.L. in Spain. This acquisition further solidifies our market presence in Spain and Southern Europe and extends our reach to a desirable European traveler segment that seeks long weekend holidays to small towns or countryside destinations.

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

Growth Opportunities and Trends

Our ability to continue to grow our revenue will depend largely on increasing the number of paid listings, increasing revenue per listing and increasing other revenues from other products and services through our marketplace. We continually assess opportunities for strategic acquisitions. We also use direct and indirect marketing as well as telesales to reach owners and professional property managers. We believe that the growing awareness of vacation rentals, as a favorable alternative to hotels, has and will continue to support growth of our business.

We continue to monitor the weakened economic environment in Europe and the corresponding impact on our business. Visits to our European websites are outpacing broader search engine growth for certain European vacation rental keywords, but the growth rate of visits has been negatively impacted in the first half of 2012. We believe that our ability to deliver high quality inquiries to our customers in spite of the broader economic challenges in Europe will help mitigate any negative visit trends to our websites. Additionally, we continue to monitor foreign exchange rates as pressures on foreign exchange rates will negatively impact our results given that 38% of our revenues are generated in Europe.

Expenses

Our expenses are primarily composed of salaries and related expenses, marketing and professional fees. Our expenses from quarter to quarter may fluctuate due to timing of specific events or projects. We will continue to increase expenses across the organization on an annual basis to support our growth but expect our cost of revenue to remain relatively steady or grow only slightly as a percentage of revenue for the year ended December 31, 2012. We expect to incur higher expenses for product development as we hire additional personnel to develop new features and products and expect product development expenses to increase slightly as a percentage of revenue for the year ended December 31, 2012. We expect to incur higher expenses for sales and marketing as we continue to build our sales team to address the professional property managers and continue to build brand and category awareness, but expect sales and marketing expenses to remain relatively steady or decline slightly as a percentage of revenue for the year ended December 31, 2012. We expect to incur higher expenses for general and administrative expenses to support the growth of our business and the requirements of being a publicly traded company, but expect general and administrative expenses to remain flat or decline slightly as a percentage of revenue for the year ended December 31, 2012. We plan for our investment in capital expenditures to grow moderately as a percentage of revenue as compared to 2011. We are in the process of reorganizing our global corporate structure, which we believe will lower our tax expense over the longer term.

Key Business Metrics

In addition to traditional financial and operational metrics, we use the following business metrics to monitor and evaluate results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Key Business Metrics:
Paid listings, end of period	735,921	626,661	735,921	626,661
Average revenue per listing	$336	$339	$332	$333
Renewal rate, end of period	75.3%	76.2%	75.3%	76.2%
Visits to websites (in millions)	159	132	319	269

Paid Listings. In the three months ended June 30, 2012 and 2011, 84.1% and 86.9% of our revenue was derived from paid listings, respectively. We regularly track paid listings as a key revenue growth indicator and to identify trends in our business and industry. From June 30, 2011 to June 30, 2012, ending paid listings increased by 17.4%, contributing to listing revenue growth of 18.1%. The growth in paid listings was due to our marketing and selling new and additional listings to professional property managers, cross-selling listings to multiple websites to existing owners and managers, as well as organic growth from owners and managers who become aware of our websites and choose to market their properties. Growth in new listings is partially offset by loss of listings through attrition. As the number of paid listings increases, we believe that we will generate additional revenue while also expanding the value of the marketplace to travelers, thus increasing the likelihood that travelers will find a property that is suitable to their needs. We define a paid listing as a fee to list a property advertisement on one or more websites in our marketplace. A paid listing allows a property owner or manager to include a description of the property, along with location, pricing, availability, a specified number of photos and contact information. We also provide tools to enable them to manage their listings and rental business. Most listings are sold on a subscription basis, and some listing packages may include listings on more than one of our websites. Listings are also sold on a pay-for-performance basis to property managers. When purchased at the same time in one bundle, we count this as one paid listing. It is possible that a specific property may be listed on more than one of our websites without indicating that the multiple listings refer to the same property. We have used various technologies to estimate the number of unique properties and are implementing systems and processes to identify the number of unique properties that comprise our paid vacation rental listings, which we estimate was approximately 639,000 as of June 30, 2012, as compared to approximately 526,000 as of June 30, 2011.

Average Revenue per Listing. We believe that trends in revenue per listing, over an extended period, are important to understanding the value we bring to owners and managers, and the overall health of our marketplace. We use trends in revenue per listing, as well as trends in paid listings, in order to formulate financial projections and make strategic business decisions. At a consolidated level, increases in revenue per listing may increase our earnings or may be leveraged for future investment. The average revenue per listing may fluctuate based on the timing and nature of acquisitions, changes in our pricing, uptake of listing enhancements, changes in the pricing of enhancements, changes in brand and listing type mix, and the impact of foreign exchange rates on our listing revenue outside of the United States.

Average revenue per listing for the three months ended June 30, 2012 decreased 0.9% as compared to the three months ended June 30, 2011. Average revenue per listing for subscriptions only, excluding the negative impact of foreign exchange and lower revenue per listing for pay-for-performance listings, grew 6.1% in the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. Average revenue per listing for the six months ended June 30, 2012 decreased 0.3% as compared to the six months ended June 30, 2011. Excluding the impacts from the acquisitions of Toprural and realholidays.com.au in Australia and the negative impact of foreign exchange rates, average revenue per listing would have increased 3.0% in the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. We compute average revenue per listing as annualized listing revenue divided by the average of paid listings at the beginning and end of the period. Our paid listings include both subscription listings and pay-for-performance listings to professional property managers. Average revenue per listing may be impacted by changes in mix between listing types, with pay-for-performance listings generally having a dilutive effect on average revenue per listing. The price of listings varies by website and can include various additional fees associated with listing enhancements. We have traditionally relied on increases in base pricing to increase revenue per listing but are now focused on the introduction of tiered pricing to our property owners and managers which may or may not include increases in our base price. In the third quarter of 2011, we began offering tiered pricing alternatives on HomeAway.com in the United States, which allows our property owners and managers to purchase a higher subscription level to increase the position of their listings in search results. As we implement tiered pricing on other sites, or change the prices or structure of tiered pricing, we may see an impact to listing sales in the current period with the impact on revenue seen over the length of the subscription period.

Renewal Rate. Renewal of paid subscription listings is a key driver of revenue for our business. Also, we track renewal rate in order to understand and improve upon the satisfaction of our property owners and managers and to help us more accurately estimate our future revenue and cash flows. While our overall renewal rate decreased from 76.2% as of June 30, 2011 to 75.3% as of June 30, 2012, renewal rates vary among our websites and can fluctuate due to a variety of factors, including customer satisfaction, changes in our processes associated with renewal activity, such as the introduction of automatic renewal, and general market conditions. Approximately one half of the decline from June 30, 2011 to June 30, 2012 can be attributed to the inclusion of our Australian site, HomeAway.com.au, in the calculation for the first time this quarter, and the other half is primarily related to weakened economic conditions in Europe. The renewal rate for our subscription listings at the end of any period is defined as the percentage of those paid listings that were active at the end of the period ended twelve months prior that are still active as of the end of the reported period. We include most brands in our calculation of renewal rate. However, subscriptions to BedandBreakfast.com and TopRural remain excluded until we can further develop our database system. However, based on our review of other internal renewal rate data, we do not believe that the exclusion of these brands from the renewal rate calculation materially impacts the result. Property owners’ and managers’ satisfaction with our solutions is the primary driver of our renewal rate. We believe that property owners and managers measure their satisfaction with our websites based largely on the number of inquiries and rental bookings that they receive from travelers. When the underlying vacation properties are sold or taken off the market, the owner or manager has no further need for the listings, and this attrition is a natural and ongoing component of non-renewal of listings. We exclude pay-per-lead listings from our renewal rate analysis since they are not sold on a subscription basis.

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

Key Components of Our Results of Operations

Revenue

We derive most of our revenue from paid listings from our property owners and managers. Our customers generally pay for their listings at the beginning of the listing term, and revenue is recognized monthly over the term of the listing, which is generally one year. We offer pay-for-performance listings to professional managers, which represented 1.6% of our revenue in both the three and six months ended June 30, 2012, respectively. This offering is generally taken when a property manager has a marketing budget that is allocated over many managed properties. They can elect to list more properties and pay us each month for the number of inquiries that are generated.

Our primary source of new property listings has been through the use of our inside sales organization who target larger professional managers. We also generate new listings from search engines such as Google, where property owners and managers search to find vacation rental listings websites. In addition, word-of-mouth referrals, primarily from existing property owners and managers that have been successful in renting their vacation rentals or travelers who have been successful in finding a property to rent using our websites, are another source for new listings.

We believe that in order to grow our revenue in the future, it will be important to introduce new features and functionality for our property owners and managers, allowing us to keep prices low while offering expanded distribution and search placement for additional fees.

Deferred revenue consists of payments received from sales of listings in excess of the revenue that we have recognized from the same listings and sales from hosted software solutions for which the estimated period of the hosting relationship is longer than one year. Deferred revenue increases as a result of new listings and decreases as a result of the recognition each month of the pro-rata share of revenue from cash collected in previous periods. We expect an increase in deferred revenue on an annual basis as we grow our core listing business, but may experience seasonal decreases in deferred revenue in quarters with fewer new listings and renewals, as is discussed in more detail in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Seasonality and Quarterly Results” section of this quarterly report on Form 10-Q. As with other balance sheet line items, deferred revenue is reflected at the current month-end exchange rate, and the change in deferred revenue may therefore be impacted by movements in foreign currency.

We earn revenues from the sales of Internet display-based advertising on our websites, property management software licenses and related maintenance, gift cards and commissions for online reservations. We also offer other services to property owners, managers and travelers that result in revenues and royalties.

Costs and Expenses

A large component of our costs and expenses is personnel costs. Personnel costs include salaries, benefits, bonuses and related expenses (including stock-based compensation). We grew from 908 employees at June 30, 2011 to 1,116 employees at June 30, 2012. We expect that personnel costs will be higher in absolute dollars in 2012 than in 2011 based on an expected increase in the number of employees in 2012.

Cost of Revenue. Cost of revenue consists of customer service personnel and web-hosting personnel costs, merchant fees charged by credit card processors, costs associated with the hosting of our websites and costs associated with payments under our Carefree Rental Guarantee. Personnel costs include salaries, benefits, bonuses and related expenses, including stock-based compensation. To the extent that the number of paid listings on our marketplace grows, we intend to invest additional resources in customer service systems and personnel. Our customer service personnel help our property owners and managers use our websites to list their properties, answer their questions, and perform listing reviews and other processes as a part of our efforts to ensure quality, trust and security. Our merchant fees are based on a contractual rate per transaction and will increase in absolute dollars as sales of listings increase, but for the full year ending December 31, 2012 we expect for them to remain relatively constant and commensurate with 2011 levels, as a percentage of revenue. In general, as we add more features and functionality to our websites and anticipate an increase in the number of travelers accessing our websites, we will increase our spending on hardware and software required for hosting. However, we expect such spending for 2012 to remain at 2011 levels or grow only slightly as a percentage of revenue.

We view the operation of our websites as a foundation upon which different revenue streams are generated. Cost of revenue, as described above, which includes the cost of customer service personnel, web hosting and merchant fees, directly supports our listing revenue, which was 84.1% and 86.9% of total revenue in the three months ended June 30, 2012 and 2011, respectively, and 84.2% and 86.9% of total revenue in the six months ended June 30, 2012 and 2011, respectively. These same expenses support the overall operation of our websites and therefore our other revenue. There are no other material distinct costs of revenue for any period presented. The reporting of cost of revenue as one category in our consolidated financial statements is consistent with the manner in which we manage our business.

Product Development. Product development expenses consist primarily of personnel costs, third-party contracting and consulting fees associated with our research and development of new services, expenses associated with improvements to, and maintenance of, existing services, and depreciation. We have historically focused our product development efforts on increasing the functionality and enhancing the ease of use of our websites, both for property owners and managers and for travelers. We intend to increase our technology and product resources by hiring additional personnel in future periods as we anticipate an increase in the number of listings and develop new features and products. We expect these additional investments to cause our product development expenses to increase in absolute dollars for the full year ending December 31, 2012, and be slightly higher as a percentage of revenue, compared to 2011.

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

Amortization

Due to our historical acquisitions, we have recorded identifiable intangible assets, which are being amortized over their estimated useful lives. As a result, our amortization expense has grown as we have made acquisitions. We perform annual impairment testing of goodwill and intangibles with indefinite lives with the assistance of a third-party valuation firm, or whenever events or circumstances indicate that impairment may have occurred. Due to our website network and brand consolidation efforts, we began amortizing certain indefinite lived intangible assets in the second quarter of 2012 which, up to this point, have not been amortized. This change in estimate, along with amortization from the impact of our acquisition of Top Rural S.L. in April 2012, will result in increased amortization expense. As a result, we expect our amortization expenses to increase in absolute dollars for the full year ending December 31, 2012, compared to 2011, but to decrease as a percentage of revenue for 2012. Amortization expense will depend on our future acquisition activity.

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

Income Taxes

We accrue federal, state, and foreign income taxes at the applicable statutory rates adjusted for certain items, including non-deductible expenses, the most significant of which is stock-based compensation, and changes in our reserves for uncertain tax positions and deferred tax asset valuation allowance.

Historically, we have generated most of our current taxable income outside of the United States. However, in 2012, we expect to utilize most of our available U.S. NOL carryforward, and therefore expect to generate current taxable income in the United States. In the remainder of 2012, we expect to pay corporate income taxes associated with our operations in the United States as well as in France, the United Kingdom, Germany, Spain, Australia and Brazil. We will continue to expand our business outside of the United States, in which case, we will become subject to further taxation based on foreign statutory tax rates in those jurisdictions where we operate, and our effective tax rate may fluctuate as a result.

During the second quarter of 2011, we began implementing a restructuring that involves transferring key intellectual property from our existing businesses in Europe and the United States to our new European headquarters in Geneva, Switzerland. Our Swiss and U.S. subsidiaries also entered into an agreement to share the costs of website development going forward. The impact of these transfers and the start-up period in Switzerland results in a delayed realization of tax savings expected in periods subsequent to 2012.

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

A description of our critical accounting policies that involve significant management judgments appears in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2012 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.”

Recent Accounting Pronouncements

In 2011, the Financial Accounting Standards Board (“FASB”) issued two Accounting Standard Updates (“ASU”), which amend guidance for the presentation of comprehensive income. The amended guidance requires an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The current option to report other comprehensive income and its components in the statement of stockholders’ equity has been eliminated. Although the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under existing guidance. We adopted these ASUs using two consecutive statements on January 1, 2012 for all periods presented.

Results of Operations

The following table presents our operating results and our operating results as a percentage of revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue:
Listing	$60,241	$50,997	$114,209	$96,168
Other	11,375	7,684	21,510	14,480

Total revenue	71,616	58,681	135,719	110,648
Costs and expenses:
Cost of revenue (exclusive of amortization shown separately below)	11,295	8,651	21,827	17,109
Product development	10,324	8,428	20,026	15,439
Sales and marketing	24,074	20,616	48,808	43,278
General and administrative	14,652	11,412	27,489	21,686
Amortization expense	3,282	2,937	5,730	5,800

Total costs and expenses	63,627	52,044	123,880	103,312

Operating income	7,989	6,637	11,839	7,336
Other income (expense):
Interest expense	—	10	—	—
Interest income	240	59	409	116
Other income (expense)	(1,582)	(322)	(2,310)	(389)

Total other income (expense)	(1,342)	(253)	(1,901)	(273)

Income before income taxes	6,647	6,384	9,938	7,063
Income tax expense	(3,791)	(4,216)	(4,681)	(3,362)

Net income	2,856	2,168	5,257	3,701
Cumulative preferred stock dividends and discount accretion	—	(8,819)	—	(17,884)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands, except per share data)
Net income (loss) attributable to common stockholders	$2,856	$(6,651)	$5,257	$(14,183)

Net income (loss) per share attributable to common stockholders:
Basic and diluted	$0.03	$(0.17)	$0.06	$(0.36)

Weighted average number of shares outstanding
Basic	82,262	39,519	81,816	39,232
Diluted	84,737	39,519	84,638	39,232

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Consolidated Statements of Operations as a Percentage of Revenue:
Revenue:
Listing	84.1%	86.9%	84.2%	86.9%
Other	15.9	13.1	15.8	13.1

Total revenue	100.0	100.0	100.0	100.0
Costs and expenses:
Cost of revenue (exclusive of amortization shown separately below)	15.8	14.7	16.1	15.5
Product development	14.4	14.4	14.8	14.0
Sales and marketing	33.6	35.1	36.0	39.1
General and administrative	20.5	19.4	20.3	19.6
Amortization expense	4.6	5.0	4.2	5.2

Total costs and expenses	88.8	88.7	91.3	93.4
Operating income	11.2	11.3	8.7	6.6
Other income (expense):
Interest expense	—	—	—	—
Interest income	0.3	0.1	0.3	0.1
Other income (expense)	(2.2)	(0.5)	(1.7)	(0.4)

Total other income (expense)	(1.9)	(0.4)	(1.4)	(0.2)

Income before income taxes	9.3	10.9	7.3	6.4
Income tax expense	(5.3)	(7.2)	(3.4)	(3.0)

Net income	4.0%	3.7%	3.9%	3.3%

Comparison of the Three Months and Six Months Ended June 30, 2012 and 2011

Revenue

	Three Months Ended June 30,
	2012		2011		Change
Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Listings	$60,241	84.1%	$50,997	86.9%	$9,244	18.1%
Other	11,375	15.9	7,684	13.1	3,691	48.0

Total	$71,616	100.0%	$58,681	100.0%	$12,935	22.0%

	Three Months Ended June 30,
	2012		2011		Change
Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
United States	$43,261	60.4%	$34,094	58.1%	$9,167	26.9%
International	28,355	39.6	24,587	41.9	3,768	15.3

Total	$71,616	100.0%	$58,681	100.0%	$12,935	22.0%

	Six Months Ended June 30,
	2012		2011		Change
Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Listings	$114,209	84.2%	$96,168	86.9%	$18,041	18.8%
Other	21,510	15.8	14,480	13.1	7,030	48.5

Total	$135,719	100.0%	$110,648	100.0%	$25,071	22.7%

	Six Months Ended June 30,
	2012		2011		Change
Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
United States	$83,427	61.5%	$65,929	59.6%	$17,498	26.5%
International	52,292	38.5	44,719	40.4	7,573	16.9

Total	$135,719	100.0%	$110,648	100.0%	$25,071	22.7%

For the Three Months Ended June 30, 2012

Revenue was $71.6 million in the three months ended June 30, 2012, compared to $58.7 million in the three months ended June 30, 2011, an increase of $12.9 million, or 22.0%. Our U.S. revenue was $43.3 million, or 60.4% of our total revenue, during the three months ended June 30, 2012, compared to $34.1 million, or 58.1% of our total revenue, in the same quarter during 2011.

Our listing business revenue increased by $9.2 million in the three months ended June 30, 2012, compared to the three months ended June 30, 2011, primarily due to an increased number of new listings and high annual renewal rates. Paid listings increased from 626,661 at June 30, 2011, to 735,921 at June 30, 2012, an increase of 17.4%. Renewal rates decreased slightly from 76.2% at June 30, 2011, to 75.3% at June 30, 2012. Foreign exchange rates negatively impacted revenues in the three months ended June 30, 2012 compared to the same period in 2011. Excluding the impacts of foreign exchange rates, listing revenues increased 22.8% in the three months ended June 30, 2012 compared to the three months ended June 30, 2011.

With respect to other revenue, advertising revenue increased by $1.3 million in the three months ended June 30, 2012, compared to the three months ended June 30, 2011. Revenue from our owner reservation tool and the related merchant bank credit card royalties increased by $901,000 in the three months ended June 30, 2012 compared to the three months ended June 30, 2011. Software licensing and related maintenance revenue increased by $460,000 in the three months ended June 30, 2012 compared to the three months ended June 30, 2011. The balance of the increased revenue was generated from products focused on travelers, such as trip insurance and the Carefree Rental Guarantee, which generated increased revenues of $962,000 in the three months ended June 30, 2012, compared to the same period in 2011.

For the Six Months Ended June 30, 2012

Revenue was $135.7 million in the six months ended June 30, 2012, compared to $110.6 million in the six months ended June 30, 2011, an increase of $25.1 million, or 22.7%. Our U.S. revenue was $83.4 million, or 61.5% of our total revenue, during the six months ended June 30, 2012, compared to $65.9 million, or 59.6% of our total revenue, in the same period during 2011.

Our listing business revenue increased by $18.0 million in the six months ended June 30, 2012, compared to the six months ended June 30, 2011, primarily due to an increased number of new listings and high annual renewal rates. Foreign exchange rates negatively impacted revenues in the six months ended June 30, 2012 compared to the same period in 2011. Excluding the impacts of foreign exchange rates, listing revenues increased 22.1% in the six months ended June 30, 2012 compared to the six months ended June 30, 2011.

With respect to other revenue, advertising revenue increased by $2.7 million in the six months ended June 30, 2012, compared to the six months ended June 30, 2011. Revenue from our owner reservation tool and the related merchant bank credit card royalties increased by $1.4 million in the six months ended June 30, 2012 compared to the six months ended June 30, 2011. Software licensing and related maintenance revenue increased by $1.1 million in the six months ended June 30, 2012 compared to the six months ended June 30, 2011. The balance of the increased revenue was generated from products focused on travelers, such as trip insurance and the Carefree Rental Guarantee, which generated increased revenues of $1.8 million in the six months ended June 30, 2012, compared to the same period in 2011.

Cost of Revenue

	Three Months Ended June 30,
	2012		2011		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Cost of revenue	$11,295	15.8%	$8,651	14.7%	$2,644	30.6%

	Six Months Ended June 30,
	2012		2011		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Cost of revenue	$21,827	16.1%	$17,109	15.5%	$4,718	27.6%

For the Three Months Ended June 30, 2012

Cost of revenue was $11.3 million in the three months ended June 30, 2012, compared to $8.7 million in the three months ended June 30, 2011, an increase of $2.6 million, or 30.6%. A large part of the increase was due to a $1.4 million increase in salaries, benefits, bonuses and related expenses (including non-cash stock compensation) for our customer service and web-hosting personnel. At June 30, 2012, we had 76 additional customer support personnel and 11 additional personnel to support our web-hosting operations compared to the number of our customer service and web-hosting personnel at June 30, 2011. With increased customer service employees, as well as increased investment in hosting equipment, we incurred $387,000 in additional expense for facilities and depreciation. Merchant fees are generally incurred as a percentage of credit card receipts and increased by $152,000, relatively consistent on a percentage basis with revenue growth. The balance of the increased expenses included $161,000 related to expenses recorded for guarantee claims under the Carefree Rental Guarantee.

For the Six Months Ended June 30, 2012

Cost of revenue was $21.8 million in the six months ended June 30, 2012, compared to $17.1 million in the six months ended June 30, 2011, an increase of $4.7 million, or 27.6%. A large part of the increase was due to a $2.3 million increase in salaries, benefits, bonuses and related expenses (including non-cash stock compensation) for our customer service and web-hosting personnel. With increased customer service employees, as well as increased investment in hosting equipment, we incurred $589,000 in additional expense for facilities and depreciation. Merchant fees are generally incurred as a percentage of credit card receipts and increased by $555,000, relatively consistent on a percentage basis with revenue growth. The balance of the increased expenses included $503,000 related to expenses recorded for guarantee claims under the Carefree Rental Guarantee.

Product Development

	Three Months Ended June 30,
	2012		2011		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Product development	$10,324	14.4%	$8,428	14.4%	$1,896	22.5%
Capitalized software development costs	1,564	2.2	1,229	2.1	335	27.3

Total product and technology costs expensed and capitalized	$11,888	16.6%	$9,657	16.5%	$2,231	23.1%

	Six Months Ended June 30,
	2012		2011		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Product development	$20,026	14.8%	$15,439	14.0%	$4,587	29.7%
Capitalized software development costs	2,824	2.1	2,345	2.1	479	20.4

Total product and technology costs expensed and capitalized	$22,850	16.8%	$17,784	16.1%	$5,066	28.5%

For the Three Months Ended June 30, 2012

Product development expense was $10.3 million in the three months ended June 30, 2012, compared to $8.4 million in the three months ended June 30, 2011, an increase of $1.9 million, or 22.5%. A large part of the increase was due to a $1.4 million increase in salaries, benefits, bonuses and related expenses (including non-cash stock compensation), offset by an increase in capitalized software costs of $335,000. At June 30, 2012, we had 39 additional employees in product development compared to June 30, 2011. Overall increases in headcount also drove higher facilities and depreciation expense of $163,000 in the three months ended June 30, 2012. Contracting expense increased $595,000 in the three months ended June 30, 2012, compared to the three months ended June 30, 2011, due to increased use of outsourced technology resources.

For the Six Months Ended June 30, 2012

Product development expense was $20.0 million in the six months ended June 30, 2012, compared to $15.4 million in the six months ended June 30, 2011, an increase of $4.6 million, or 29.7%. A large part of the increase was due to a $3.4 million increase in salaries, benefits, bonuses and related expenses (including non-cash stock compensation), offset by an increase in capitalized software costs of $479,000. Overall increases in headcount also drove higher facilities and depreciation expense of $329,000 in the six months ended June 30, 2012. Contracting expense increased $1.1 million in the six months ended June 30, 2012, compared to the six months ended June 30, 2011, due to increased use of outsourced technology resources.

Sales and Marketing

	Three Months Ended June 30,
	2012		2011		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Sales and marketing	$24,074	33.6%	$20,616	35.1%	$3,458	16.8%

	Six Months Ended June 30,
	2012		2011		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Sales and marketing	$48,808	36.0%	$43,278	39.1%	$5,530	12.8%

For the Three Months Ended June 30, 2012

Sales and marketing expense was $24.1 million in the three months ended June 30, 2012, compared to $20.6 million in the three months ended June 30, 2011, an increase of $3.5 million, or 16.8%. Salaries, benefits, bonuses and related expenses (including non-cash stock compensation) increased $1.5 million in the three months ended June 30, 2012, due primarily to an increase in the number of our employees. At June 30, 2012, we had 49 additional employees in sales and marketing compared to June 30, 2011. In the three months ended June 30, 2012, direct marketing expenses increased by $1.7 million due to higher expenses associated with global branding efforts as well as affiliate marketing. Facilities and depreciation expenses allocated to sales and marketing increased by $186,000 and contracting and travel expenses increased by $106,000.

For the Six Months Ended June 30, 2012

Sales and marketing expense was $48.8 million in the six months ended June 30, 2012, compared to $43.3 million in the six months ended June 30, 2011, an increase of $5.5 million, or 12.8%. Salaries, benefits, bonuses and related expenses (including non-cash stock compensation) increased $2.8 million in the six months ended June 30, 2012, due primarily to an increase in the number of our employees. In the six months ended June 30, 2012, direct marketing expenses increased by $1.9 million due to higher expenses associated with global branding efforts as well as affiliate marketing. Facilities and depreciation expenses allocated to sales and marketing increased by $314,000 and contracting and travel expenses increased by $290,000.

General and Administrative

	Three Months Ended June 30,
	2012		2011		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
General and administrative	$14,652	20.5%	$11,412	19.4%	$3,240	28.4%

	Six Months Ended June 30,
	2012		2011		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
General and administrative	$27,489	20.3%	$21,686	19.6%	$5,803	26.8%

For the Three Months Ended June 30, 2012

General and administrative expense was $14.7 million in the three months ended June 30, 2012, compared to $11.4 million in the three months ended June 30, 2011, an increase of $3.2 million, or 28.4%. Salaries, benefits, bonuses and related expenses (including non-cash stock compensation) increased by $2.0 million in the three months ended June 30, 2012, compared to the three months ended June 30, 2011. At June 30, 2012, we had 33 additional employees and executives in operations, finance, human resources, legal and various IT areas compared to the number of operations, finance, human resources, legal and various IT personnel at June 30, 2011. Correspondingly to the increase in headcount, recruiting fees increased by $89,000 in the three months ended June 30, 2012. In addition, other operating tax expenses increased by $723,000 in the three months ended June 30, 2012.

For the Six Months Ended June 30, 2012

General and administrative expense was $27.5 million in the six months ended June 30, 2012, compared to $21.7 million in the six months ended June 30, 2011, an increase of $5.8 million, or 26.8%. Salaries, benefits, bonuses and related expenses (including non-cash stock compensation) increased by $3.7 million in the six months ended June 30, 2012, compared to the six months ended June 30, 2011. Correspondingly to the increase in headcount, recruiting fees increased by $339,000 in the six months ended June 30, 2012. Equipment expenses increased by $580,000 in the six months ended June 30, 2012 to support the overall growth of the business. In addition, other operating tax expenses increased by $632,000 in the six months ended June 30, 2012.

Amortization

	Three Months Ended June 30,
	2012		2011		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Amortization expense	$3,282	4.6%	$2,937	5.0%	$345	11.7%

	Six Months Ended June 30,
	2012		2011		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Amortization expense	$5,730	4.2%	$5,800	5.2%	$(70)	(1.2)%

For the Three Months Ended June 30, 2012

Amortization expense was $3.3 million in the three months ended June 30, 2012, compared to $2.9 million in the three months ended June 30, 2011, an increase of $345,000, or 11.7%. The increase in our amortization expense in the three months ended June 30, 2012 was due to an increase of $391,000 resulting from identifiable intangible assets from recent acquisitions combined with an increase of $572,000 as a result of amortizing certain previously indefinite lived intangible assets, offset by a decrease of $461,000 resulting from certain identifiable intangible assets from prior acquisitions becoming fully amortized.

For the Six Months Ended June 30, 2012

Amortization expense was $5.7 million in the six months ended June 30, 2012, compared to $5.8 million in the six months ended June 30, 2011, a decrease of $70,000, or 1.2%. The decrease in our amortization expense in the six months ended June 30, 2012 was due to a decrease of $922,000 resulting from certain identifiable intangible assets from prior acquisitions becoming fully amortized, offset by an increase of $569,000 due to identifiable intangible assets from recent acquisitions combined with an increase of $572,000 as a result of amortizing certain previously indefinite lived intangible assets.

Other Income (Expense)

	Three Months Ended June 30,
	2012		2011		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Other income (expense)	$(1,342)	(1.9)%	$(253)	(0.4)%	$(1,089)	430.4%

	Six Months Ended June 30,
	2012		2011		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Other income (expense)	$(1,901)	(1.4)%	$(273)	(0.2)%	$(1,628)	596.3%

For the Three Months Ended June 30, 2012

Other income (expense) includes approximately $1.5 million in losses from foreign currency related transactions for the three months ended June 30, 2012, compared to losses of $330,000 in the three months ended June 30, 2011. These losses consist primarily of the remeasurement of intercompany loans and other assets and liabilities denominated in foreign currencies, including gains/losses recognized on forward contracts. We enter into forward contracts with the intention to offset foreign currency impact on certain of our intercompany loans. The increase in the amount of losses in the three months ended June 30, 2012 was primarily caused by the weakening of the Euro. These losses were partially offset by interest income of $240,000 during the three months ended June 30, 2012, compared to $59,000 in the three months ended June 30, 2011.

For the Six Months Ended June 30, 2012

Other income (expense) includes approximately $2.3 million in losses from foreign currency related transactions for the six months ended June 30, 2012, compared to losses of $435,000 in the six months ended June 30, 2011. The increase in the amount of losses in the six months ended June 30, 2012 was primarily caused by the weakening of the Euro. These losses were partially offset by interest income of $409,000 during the six months ended June 30, 2012, compared to $116,000 in the six months ended June 30, 2011.

Income Taxes

	Three Months Ended June 30,
	2012		2011		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Income tax expense	$(3,791)	(5.3)%	$(4,216)	(7.2)%	$425	(10.1)%

	Six Months Ended June 30,
	2012		2011		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Income tax expense	$(4,681)	(3.4)%	$(3,362)	(3.0)%	$(1,319)	39.2%

For the Three Months Ended June 30, 2012

Our income tax expense was $3.8 million for the three months ended June 30, 2012, compared to an expense of $4.2 million for the three months ended June 30, 2011, a decrease of 10.1%. The expense in the three months ended June 30, 2012 is primarily due to tax expense of $4.2 million determined using our estimated annual effective tax rate of 60.0% offset by certain discrete benefits. The estimated annual effective tax rate at June 30, 2012 differed from the statutory rate primarily due to non-deductible stock-based compensation charges, FIN 48 charges, state taxes and the effect of different statutory rates in foreign jurisdictions. The expense in the three months ended June 30, 2011 was primarily due to tax expense of $4.0 million determined using our estimated annual effective tax rate of 62.0%. The estimated annual effective tax rate at June 30, 2011 differed from the statutory rate primarily due to non-deductible stock-based compensation charges and the effect of different statutory rates in foreign jurisdictions.

For the Six Months Ended June 30, 2012

Our income tax expense was $4.7 million for the six months ended June 30, 2012, compared to an expense of $3.4 million for the six months ended June 30, 2011, an increase of 39.2%. The expense in the six months ended June 30, 2012 is primarily due to tax expense of $6.0 million determined using our estimated annual effective tax rate of 60.0%, offset by a benefit of $1.2 million due to disqualifying dispositions booked discreetly in each of the corresponding quarters. The estimated annual effective tax rate at June 30, 2012 differed from the statutory rate primarily due to non-deductible stock-based compensation charges, FIN 48 charges, state taxes and the effect of different statutory rates in foreign jurisdictions. The expense in the six months ended June 30, 2011 was primarily due to tax expense of $4.4 million determined using our estimated annual effective tax rate of 62.0%, offset by the release in the fiscal quarter ended March 31, 2011 of reserves for uncertain tax positions for completed audits of two of our foreign subsidiaries of $1.3 million. The estimated annual effective tax rate at June 30, 2011 differed from the statutory rate primarily due to non-deductible stock-based compensation charges and the effect of different statutory rates in foreign jurisdictions.

Seasonality and Quarterly Results

Our operating results may fluctuate for a variety of reasons, including seasonal factors and economic cycles that influence the vacation travel market. Property owners and managers tend to buy listings at times when travelers are most likely to make vacation plans. The timing primarily depends on whether travelers are taking a winter or summer vacation and tends to vary by country. Historically, we have experienced the highest level of new and renewed listings in the first quarter of the year, which is typically when travelers are making plans for summer vacations in the United States and Europe. The lowest level of new listings and renewals has occurred in the third quarter. By the fourth quarter, we typically see property owners and managers of winter vacation destinations list and renew in time to meet the needs of travelers planning those trips. Other vacation areas outside of the United States and Europe, such as Brazil and Australia, also have seasonality, but the seasonality may not be reflected in the same quarters.

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

The following table presents a reconciliation of net income to Adjusted EBITDA (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$2,856	$2,168	$5,257	$3,701
Add:
Depreciation and amortization	5,916	5,012	10,819	9,809
Stock-based compensation	6,948	6,518	12,146	11,215
Interest expense	—	(10)	—	—
Interest income	(240)	(59)	(409)	(116)
Foreign exchange expense	1,541	330	2,292	435
Income tax expense (benefit)	3,791	4,216	4,681	3,362

Adjusted EBITDA	$20,812	$18,175	$34,786	$28,406

We define free cash flow as our cash provided by operating activities, adjusted for cash interest expense and excess tax benefit from stock-based compensation, and subtracting capital expenditures. For the purpose of calculating free cash flow, we consider purchases of property, equipment, tenant improvements for our offices, and software licenses (including costs associated with internally developed software) as capital expenditures.

The following table presents a summary of cash flows and a reconciliation of cash flows from operating activities to free cash flows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Cash provided by operating activities	$21,579	$19,493	$54,939	$40,467
Excess tax benefit from stock-based compensation	1,927	$100	$2,530	$341
Capital expenditures	(5,463)	(2,634)	(11,272)	(5,785)

Free cash flow	$18,043	$16,959	$46,197	$35,023

We define pro forma as our net income (loss) plus the after-tax effect of stock-based compensation expense and amortization of intangible assets, utilizing an effective tax rate of 35%. The income tax effect of adjustments to pro forma net income assists investors in understanding the tax provision related to those adjustments and the effective tax rate of 35% related to ongoing operations.

The following table presents a reconciliation of net income to pro forma net income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$2,856	$2,168	$5,257	$3,701
Add:
Stock-based compensation	6,948	6,518	12,146	11,215
Amortization expense	3,282	2,937	5,730	5,800
Related tax effect	(3,581)	(3,309)	(6,257)	(5,955)

Pro forma net income	$9,505	$8,314	$16,876	$14,761

Adjusted EBITDA, free cash flow and pro forma net income are financial measures that are not calculated in accordance with accounting principles generally accepted in the United States, or GAAP. However, we believe that the use of Adjusted EBITDA, free cash flow and pro forma net income are useful to investors in evaluating our operating performance for the following reasons:

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

Adjusted EBITDA, free cash flow and pro forma net income should not be reviewed in isolation. You should consider them in addition to, and not as substitutes for, measures of our financial performance reported in accordance with GAAP. Our Adjusted EBITDA, free cash flow or pro forma net income may not be comparable to similarly titled measures of other companies because other companies may not calculate such measures in the same manner as we do. Adjusted EBITDA, free cash flow and pro forma net income have limitations as analytical tools. As an example, although depreciation and amortization are non-cash charges, the assets being depreciated or amortized will often need to be replaced in the future, and Adjusted EBITDA, free cash flow and pro forma net income do not reflect any cash requirements for these replacements. In addition, none of these measures reflect future requirements for contractual obligations.

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

Supplemental Financial Information

The following tables present stock-based compensation and depreciation included in the respective line items in our Consolidated Statements of Operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Stock-based compensation:
Cost of revenue	$495	$503	$911	$889
Product development	1,204	1,333	2,435	2,336
Sales and marketing	2,039	1,815	3,309	3,181
General and administrative	3,210	2,867	5,491	4,809

Total	$6,948	$6,518	$12,146	$11,215

Depreciation:
Cost of revenue	$887	$652	$1,706	$1,302
Product development	571	463	1,120	882
Sales and marketing	825	692	1,591	1,328
General and administrative	351	268	672	497

Total	$2,634	$2,075	$5,089	$4,009

Liquidity and Capital Resources

From our incorporation in 2004 until June 30, 2012, we financed our operations and acquisitions primarily through private placements of our capital stock and bank borrowings, which have been fully repaid, and from cash flows from operations. On July 5, 2011, we completed our initial public offering, which generated net proceeds of approximately $146.2 million, after deducting underwriting discounts and other expenses incurred for the sale of our common stock. As of June 30, 2012, our cash, cash equivalents and short-term investments totaled $221.3 million, compared to $184.0 million at December 31, 2011. At June 30, 2012, this amount included assets held in certain of our foreign operations totaling approximately $55.8 million. If these assets were distributed to the U.S., we may be subject to additional U.S. taxes in certain circumstances. We actively monitor the third-party depository institutions and money market funds that hold these assets, primarily focusing on the safety of principal and secondarily maximizing yield on these assets. We diversify our cash and cash equivalents and investments among various financial institutions and money market funds in order to reduce our exposure should any one of these financial institutions or money market funds fail or encounter difficulties. To date, we have not experienced any material loss or lack of access to our invested cash, cash equivalents or short-term investments; however, we can provide no assurances that access to our invested cash, cash equivalents or short-term investments will not be impacted by adverse conditions in the financial markets. We have funds in our operating accounts that are deposited with third party financial institutions. These balances in the U.S. may exceed the Federal Deposit Insurance Corporation (FDIC) insurance limits. While we monitor the cash balances in our operating accounts, these cash balances could be adversely impacted if the underlying financial institutions fail and could be subject to other adverse conditions in the financial markets.

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2012	2011
	(in thousands)
Consolidated Statements of Cash Flow Data:
Net cash provided by operating activities	$54,939	$40,467
Net cash used in investing activities	(55,823)	(5,123)
Net cash provided by financing activities	18,302	2,651
Effect of exchange rate changes on cash	(925)	1,992

Net increase in cash and cash equivalents	16,493	39,987
Cash and cash equivalents at beginning of period	118,208	65,697

Cash and cash equivalents at end of period	$134,701	$105,684

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $54.9 million in the six months ended June 30, 2012 compared to $40.5 million in the comparable prior year period, representing an increase of $14.5 million, or 35.8%.

A key driver of our cash from operations is the upfront collection of fees for new and renewed listing subscriptions. In the six months ended June 30, 2012, cash was generated primarily through an increase in new and renewed listing subscriptions, resulting in higher upfront collection of listing fees and increased deferred revenue of $26.4 million. During the six months ended June 30, 2012, we generated net income of $5.3 million. Included in our net income was depreciation expense of $5.1 million, amortization expense of $5.7 million, non-cash stock-based compensation of $12.1 million, and a decrease in non-cash deferred income taxes of $4.6 million. Net income, excluding these non-cash reductions, contributed $23.6 million to cash provided by operating activities.

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

Net Cash Used in Investing Activities

Net cash used in investing activities was $55.8 million in the six months ended June 30, 2012 compared to $5.1 million in the comparable period in the prior year, representing an increase of $50.7 million, or 989.7%. Our investing activities reflect acquisitions we have made as well as capital expenditures and changes in our short-term investments. We may have acquisitions in the future that could have a material impact on our cash flows and operations.

During the six months ended June 30, 2012, we invested $16.1 million, net of cash acquired, for the acquisition of TopRural S.L. in Spain. Additionally, we invested $6.4 million for a non-controlling equity investment in a private company. Capital expenditures were $11.3 million and included $2.8 million in capitalized software development costs. Purchases of short-term investments, net of proceeds received from the sale of short-term investments, were $21.8 million and cash outflows related to the net settlement of foreign currency forwards were $705,000.

During the six months ended June 30, 2011, we invested $4.7 million, net of cash acquired, for the acquisitions of realholidays.com.au and Second Porch, Inc. Capital expenditures were $5.8 million and included $2.3 million in capitalized software development costs. Proceeds received from the sale of short-term investments during the six months ended June 30, 2011 were $6.0 million.

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

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $18.3 million in the six months ended June 30, 2012, compared to $2.7 million in the comparable prior year period, representing an increase of $15.7 million, or 590.4%.

Cash provided by financing activities in each of the six months ended June 30, 2012 and 2011 was comprised of proceeds from the exercise of stock options to purchase common stock. Additionally, in the periods ended June 30, 2012 and 2011, approximately $2.5 million and $341,000 of cash provided was related to excess tax benefits from stock-based compensation, respectively.

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

As of June 30, 2012, we have $171,000 held in restricted cash to protect the bank from default on credit cards used in our operations, 100,000 Australian dollars in restricted cash as a draft guarantee for our payroll provider in Australia and 200,000 Swiss francs in restricted cash to support a bank guarantee related to our new European headquarters lease in Geneva, Switzerland. As we enter into new leases and as we make changes to our credit card merchants and acquiring banks, we may have increases to restricted cash and deposits.

As of June 30, 2012, we have reserved $4.3 million for uncertain tax positions, including interest and penalties. We are unable to make a reasonably reliable estimate as to when or if cash settlement with taxing authorities will occur for the unrecognized tax benefits. For additional information regarding uncertain tax positions, see Note 11 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of our Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

During the six months ended June 30, 2012, we did not, and we do not currently, have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

Item 3:	Quantitative and Qualitative Disclosures About Market Risk

Foreign currency exchange risk. We have subsidiaries in the United Kingdom, France, Germany, Switzerland, The Netherlands, Spain, Australia and Brazil. Our subsidiaries generally use the local currency as their functional currency, which we translate into U.S. dollars for consolidation.

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates involving the Euro, the British pound, the Brazilian Reais, the Swiss Franc and the Australian dollar. We currently enter into forward contracts to hedge fluctuations in the value of certain intercompany debt denominated in foreign currencies but do not enter into any other derivative financial instruments for trading or speculative purposes. Fluctuations in currency exchange rates could harm our business in the future. Because we conduct a significant and growing portion of our business outside the United States but report our results in U.S. dollars, we face exposure to adverse movements in currency exchange rates, which may cause our revenue and operating results to differ materially from expectations. In addition, the results of operations of many of our internationally focused websites are exposed to foreign exchange rate fluctuations as the financial results of the applicable subsidiaries are translated from the local currency into U.S. dollars upon consolidation. A decline in the U.S. dollar relative to foreign currencies would increase our non-U.S. revenue and improve our operating results. Conversely, if the U.S. dollar strengthens relative to foreign currencies, our revenue and operating results would be adversely affected. The effect of an immediate 10% adverse change in exchange rates on foreign denominated cash and receivables as of June 30, 2012, would result in a loss of approximately $1.1 million and a reduction in value on the balance sheet of approximately $6.4 million.

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

We have a non-controlling equity investment in a privately-held company in China. Since our ownership interest is less than 20 percent and we do not have the ability to exert significant influence, we account for this non-marketable equity investment using the cost method of accounting. As of June 30, 2012, the carrying value of this investment was $6.4 million.

Item 4:	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Office and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since our inception, we have experienced rapid growth. As our operations have expanded, we have grown from 87 employees at December 31, 2005 to 1,116 employees at June 30, 2012, of whom 426 were located outside the United States. Our business is becoming increasingly complex, especially in light of the number of acquisitions we have integrated and are in the process of integrating, our limited operating history and our reliance on multiple websites and brands that are currently supported on several different technology platforms. This complexity and our rapid growth have demanded, and will continue to demand, substantial resources and attention from our management. We expect to continue to increase headcount and to hire more specialized personnel in the future as we grow our business. We will need to continue to hire, train and manage additional qualified website developers, software engineers, client and account services personnel, and sales and marketing staff and improve and maintain our technology to properly manage our growth. If our new hires perform poorly, if we are unsuccessful in hiring, training, managing and integrating these new employees or if we are not successful in retaining our existing employees, our business may be harmed.

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

•	advertising costs for paid search keywords that we deem relevant to our business and the success and costs of our broad reach and online advertising and marketing initiatives;

•	costs related to acquisitions or licensing of, or investments in, products, services, technologies or other businesses and our ability to successfully integrate and manage these acquisitions;

•	the amount and timing of operating expenses and capital expenditures related to the expansion of our operations and infrastructure;

•	the timing of revenue and expenses related to the development or acquisition and integration of technologies, products or businesses;

•	the timing and success of changes in our pricing or services or the introduction of new services;

•	the introduction of new services by us or our competitors;

•	our ability to keep our websites operating without technical difficulties or service interruptions;

•	development of or increases in the theft of our property owners’ or managers’ online identities through phishing or other security breaches of the email or other systems of ours or our customers;

•	declines or disruptions in the travel industry;

•	economic instability abroad and fluctuations in exchange rates;

•	changes in the timing of holidays or other vacation events;

•	litigation and settlement costs, including unforeseen costs;

•	new accounting pronouncements and changes in accounting standards or practices, particularly any affecting the recognition of listing revenue or accounting for mergers and acquisitions; and

•	new laws or regulations, or interpretations of existing laws or regulations, that harm our business models or restrict the Internet, e-commerce, online payments, or online communications.

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

There are thousands of vacation rental listing websites in the United States and Europe that compete directly with us for listings, travelers, or both, such as FlipKey, @Leisure, InterHome, James Villas, TripAdvisor and Wyndham Worldwide. Many of these websites offer free or heavily discounted listings or focus on a particular geographic location or a specific type of rental property. Some of them also aggregate property listings obtained through various sources, including the websites of property managers some of whom also market their properties on our websites.

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

We also compete with online travel websites, such as Expedia, Hotels.com, Kayak, Priceline, Orbitz and Travelocity, which have traditionally provided comprehensive travel services and some of whom are now expanding into the vacation rental category. We also compete with large Internet companies, such as craigslist, eBay, Google, MSN.com and Yahoo!, which provide listing or advertising services in addition to a wide variety of other products or services.

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

As our operations have expanded, we have acquired businesses or established offices around the world. As of June 30, 2012, we maintained offices in the United States, France, the United Kingdom, Germany, Brazil, Switzerland, Spain and Australia. We have limited experience in operating in some foreign jurisdictions and are making significant investments to build our international operations. We plan to continue our efforts to expand globally, including the acquisition of international businesses and establishment of foreign offices in jurisdictions where we do not currently operate. Managing a global organization is difficult, time consuming and expensive and any international expansion efforts that we may undertake may not be successful. In addition, conducting international operations subjects us to risks that we generally do not face in the United States. These risks include:

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

We also have a number of employees who were granted stock options over the past few years that have an exercise price per share that is significantly lower than the current fair market value of our common stock. These employees may choose to exercise their options and sell the shares, recognizing a substantial gain, and it may be difficult for us to retain these employees. Certain of these employees did choose to leave us in the past year since our initial public offering. While we have taken measures to smooth the transition of the roles of the departed employees, there can be no assurance that we will not experience any disruption in our operations. If we are unable to retain our key personnel and manage employee transitions smoothly, our business, financial condition or operating results could be harmed.

If we fail to protect confidential information against security breaches, or if property owners and managers or travelers are reluctant to use our online marketplace because of privacy or security concerns, we might face additional costs, and activity on our websites could decline.

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

Because we conduct a significant portion of our business outside the United States but report our results in U.S. dollars, we face exposure to adverse movements in currency exchange rates, which may cause our revenue and operating results to differ materially from expectations. In addition, the results of operations of many of our internationally focused websites are exposed to foreign exchange rate fluctuations as the financial results of the applicable subsidiaries are translated from the local currency into U.S. dollars upon consolidation. A decline in the U.S. dollar relative to foreign currencies would increase our non-U.S. revenue, when translated into U.S. dollars. Conversely, if the U.S. dollar strengthens relative to foreign currencies, our revenue would be adversely affected. Our operating results could be negatively impacted depending on the amount of expense denominated in foreign currencies. Revenue in the three and six months ended June 30, 2012 was negatively impacted by foreign currency translation of approximately $2.5 million and $3.4 million, respectively, while revenue in the three and six months ended June 30, 2011 was positively impacted by foreign currency translation of approximately $2.5 million and $2.6 million, respectively. As exchange rates vary, revenue, cost of revenue, operating expenses and other operating results, when translated, may differ materially from expectations. In addition, our revenue and operating results are subject to fluctuation if our mix of U.S. and foreign currency denominated transactions and expenses changes in the future. In addition, we maintain intercompany loans and payables which are subject to translation losses due to foreign exchange fluctuation. We may enter into hedging arrangements in order to manage foreign currency translation but such activity may not completely eliminate fluctuations in our operating results.

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

As of June 30, 2012, we had six patent applications and no issued patents, and no patents may issue with respect to our current or potential patent applications. Any future patents issued to us may be challenged, invalidated or circumvented, may not provide sufficiently broad protection or may not prove to be enforceable in actions against alleged infringers. Furthermore, effective patent, trademark, copyright and trade secret protection may not be available in every country in which our products are available over the Internet. In addition, the legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain and still evolving.

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

Our executive officers, directors, current five percent or greater stockholders and affiliated entities together beneficially own approximately 60.4% of our common stock outstanding as of June 30, 2012. As a result, these stockholders, acting together, may be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership could limit other stockholders’ ability to influence corporate matters and may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if such a change of control would benefit our other stockholders. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders.

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

(a) Sales of Unregistered Securities

None.

(b) Use of Proceeds from Initial Public Offering of Common Stock

On July 5, 2011, the Company completed its initial public offering (“IPO”) of 9,200,000 shares of common stock, at $27.00 per share, before underwriting discounts and commissions. The Company sold 5,931,335 shares and existing stockholders sold an aggregate of 3,268,665 shares, including 1,200,000 shares as a result of the underwriters’ exercise of their over-allotment option to purchase additional shares. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-172783), which was declared effective by the SEC on June 28, 2011. The offering commenced as of June 28, 2011 and did not terminate before all of the securities registered in the registration statement were sold. Morgan Stanley & Co. LLC, Deutsche Bank Securities Inc., Goldman, Sachs & Co., J.P. Morgan Securities LLC, Stifel, Nicolaus & Company, Incorporated and Pacific Crest Securities LLC acted as the underwriters. The initial public offering generated net proceeds to the Company of approximately $148.9 million, after deducting underwriting discounts. Expenses incurred by the Company for the sale of common stock were approximately $2.7 million and will be recorded against the proceeds received from the sale of common stock. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries, or as a result of sales of shares of common stock by selling stockholders in the offering.

There have been no material changes in the planned use of proceeds from the Company’s IPO from that described in the final prospectus filed with the SEC pursuant to Rule 424(b) on June 28, 2011. With the proceeds of the offering, the Company redeemed its outstanding shares of Series A and B preferred stock for $55.8 million and $9.2 million, respectively, as well as paid in full all accrued but unpaid dividends on its outstanding shares of Series C preferred stock, which totaled $32.9 million. In addition, during the quarter ended June 30, 2012, the Company invested $16.1 million, net of cash acquired, for the acquisition of TopRural S.L. in Spain and $6.4 million for a non-controlling equity investment in a private company in China.

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

HOMEAWAY, INC.

Dated: August 3, 2012	By:	/s/ Lynn Atchison
Lynn Atchison
Chief Financial Officer and Secretary

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation, as currently in effect	S-1	333-172178	3.2	March 11, 2011

3.2	Amended and Restated Bylaws, as currently in effect	S-1	333-172178	3.4	March 11, 2011

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Furnished herewith.
**	XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.