Form 10-Q
period 2012-09-30
HOMEAWAY INC
filed 2012-11-07
CIK 1366684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐    Yes  ☒    No

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date.

Class	Outstanding at October 31, 2012
Common Stock, $0.0001 par value per share	83,094,113

HomeAway, Inc.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

HomeAway, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except for share and per share information)

(unaudited)

	September 30,	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$160,937	$118,208
Short-term investments	83,272	65,748
Accounts receivable, net of allowance for doubtful accounts of $622 and $425 as of September 30, 2012 and December 31, 2011, respectively	16,272	15,929
Income tax receivable	21	—
Prepaid expenses and other current assets	6,495	5,680
Restricted cash	280	1,039
Deferred tax assets	4,075	4,090

Total current assets	271,352	210,694
Property and equipment, net	32,716	25,865
Goodwill	310,618	301,015
Intangible assets, net	62,660	61,515
Restricted cash	240	244
Deferred tax assets	4,013	1,794
Other non-current assets	15,490	3,504

Total assets	$697,089	$604,631

Liabilities, preferred stock and stockholders’ equity
Current liabilities:
Accounts payable	$4,978	$3,102
Income tax payable	6,972	6,283
Accrued expenses	29,986	26,931
Deferred revenue	125,147	101,955
Deferred tax liabilities	85	92

Total current liabilities	167,168	138,363
Deferred revenue, less current portion	2,380	2,608
Deferred tax liabilities	17,892	16,224
Other non-current liabilities	9,449	6,427

Total liabilities	196,889	163,622

Commitments and contingencies (Note 6)
Preferred stock
$0.0001 par value per share; 10,000,000 shares authorized as of September 30, 2012 and December 31, 2011, respectively; zero shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	—	—
Stockholders’ equity
Common stock: $0.0001 par value; 350,000,000 shares authorized; 82,989,924 and 80,685,391 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	8	8
Additional paid-in capital	607,551	558,667
Accumulated other comprehensive income (loss)	(6,585)	(6,480)
Accumulated deficit	(100,774)	(111,186)

Total stockholders’ equity	500,200	441,009

Total liabilities, preferred stock and stockholders’ equity	$697,089	$604,631

The accompanying notes are an integral part of these financial statements.

HomeAway, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except for per share information)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue:
Listing	$61,392	$52,499	$175,601	$148,667
Other	11,736	8,621	33,246	23,101

Total revenue	73,128	61,120	208,847	171,768
Costs and expenses:
Cost of revenue (exclusive of amortization shown separately below)	11,278	8,439	33,105	25,548
Product development	11,034	8,650	31,060	24,089
Sales and marketing	22,492	17,851	71,300	61,129
General and administrative	14,547	12,700	42,036	34,386
Amortization expense	3,298	3,053	9,028	8,853

Total costs and expenses	62,649	50,693	186,529	154,005

Operating income	10,479	10,427	22,318	17,763
Other income (expense):
Interest income	275	124	684	240
Other income (expense)	109	(1,746)	(2,201)	(2,135)

Total other income (expense)	384	(1,622)	(1,517)	(1,895)

Income before income taxes	10,863	8,805	20,801	15,868
Income tax expense	(5,708)	(6,072)	(10,389)	(9,434)

Net income	5,155	2,733	10,412	6,434
Cumulative preferred stock dividends and discount accretion	—	(6,794)	—	(24,678)

Net income (loss) attributable to common stockholders	$5,155	$(4,061)	$10,412	$(18,244)

Net income (loss) per share attributable to common stockholders:
Basic	$0.06	$(0.05)	$0.13	$(0.35)
Diluted	$0.06	$(0.05)	$0.12	$(0.35)

Weighted average number of shares outstanding:
Basic	82,686	78,528	82,107	52,386
Diluted	85,043	78,528	84,811	52,386

The accompanying notes are an integral part of these financial statements.

HomeAway, Inc.

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$5,155	$2,733	$10,412	$6,434
Other comprehensive income:
Foreign currency translation adjustments	1,757	(6,008)	(467)	(509)
Change in unrealized gains on short-term investments, net of tax	223	1	362	7

Total other comprehensive income, net of tax	1,980	(6,007)	(105)	(502)

Comprehensive income	$7,135	$(3,274)	$10,307	$5,932

The accompanying notes are an integral part of these financial statements.

HomeAway, Inc.

Consolidated Statement of Changes in Stockholders’ Equity

(In thousands)

(unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2011	80,685	$8	$558,667	$(6,480)	$(111,186)	$441,009
Exercise of stock options	2,305	—	21,984	—	—	21,984
Stock compensation expenses	—	—	19,556	—	—	19,556
Excess tax benefits related to employee stock options	—	—	7,344	—	—	7,344
Other comprehensive income	—	—	—	(105)	—	(105)
Net income	—	—	—	—	10,412	10,412

Balance at September 30, 2012	82,990	$8	$607,551	$(6,585)	$(100,774)	$500,200

The accompanying notes are an integral part of these financial statements.

HomeAway, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities
Net income	$10,412	$6,434
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,037	6,220
Amortization of intangible assets	9,028	8,853
Amortization of premiums on securities and other	1,827	29
Stock-based compensation	19,556	17,179
Excess tax benefit from stock-based compensation	(7,344)	(1,041)
Deferred income taxes	(3,726)	6,755
Loss on sale of investments and other	—	40
Net realized/unrealized foreign exchange (gain) loss	(43)	752
Realized loss on foreign currency forwards	1,910	1,642
Changes in operating assets and liabilities, net of assets and liabilities assumed in business combinations:
Accounts receivable	235	(3,572)
Income tax receivable	75	(9,809)
Prepaid expenses and other current assets	(6,369)	(4,036)
Accounts payable	1,766	(1,720)
Accrued expenses	2,584	(73)
Income taxes payable	7,747	14,056
Deferred revenue	21,939	15,996
Deferred rent and other non-current liabilities	3,017	(234)

Net cash provided by operating activities	70,651	57,471

Cash flows from investing activities
Cash paid for businesses acquired, net of cash acquired	(16,207)	(4,698)
Change in restricted cash	757	1,538
Cash paid for trademarks and other assets acquired	(243)	(262)
Cash paid for non-marketable equity investment	(6,446)	—
Purchases of short-term investments	(47,392)	—
Proceeds from maturities of marketable securities	28,418	10,035
Net settlement of foreign currency forwards	(1,910)	(1,642)
Purchases of property and equipment	(14,641)	(8,904)

Net cash used in investing activities	(57,664)	(3,933)

Cash flows from financing activities
Proceeds from exercise of options to purchase common stock	21,984	2,737
Payments of dividends on preferred stock	—	(54,436)
Proceeds from initial public offering, net of underwriting discount and offering expenses	—	146,303
Payments for redemption of preferred stock	—	(43,451)
Excess tax benefit from stock-based compensation	7,344	1,041

Net cash provided by financing activities	29,328	52,194

Effect of exchange rate changes on cash	414	(1,186)

Net increase in cash and cash equivalents	42,729	104,546
Cash and cash equivalents at beginning of period	118,208	65,697

Cash and cash equivalents at end of period	$160,937	$170,243

Cash paid for taxes	$7,522	$2,785
Supplemental disclosure of noncash financing activities
Conversion of preferred stock to common shares	$—	$405,756

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of HomeAway, Inc. and all of its wholly owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, for interim financial reporting and applicable quarterly reporting regulations of the Securities and Exchange Commission, or the SEC. All significant intercompany transactions and balances have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying interim unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting of normal recurring adjustments and those items discussed in these Notes, necessary for a fair presentation of the Company’s financial position, as of September 30, 2012, the results of operations for the three and nine months ended September 30, 2012 and 2011, the statements of comprehensive income for the three and nine months ended September 30, 2012 and 2011, the cash flows for the nine months ended September 30, 2012 and 2011 and stockholders’ equity for the nine months ended September 30, 2012. Certain information and disclosures normally included in the notes to the annual financial statements prepared in accordance with GAAP have been omitted from these interim condensed consolidated financial statements pursuant to the rules and regulations of the SEC. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the accompanying Notes for the fiscal year ended December 31, 2011. Operating results for this interim period are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 or for any other period.

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

Money Market Funds and Short-Term Investments

In order to determine fair value of the Company’s money market funds and short-term investments, quoted prices in active markets for identical assets are used. Therefore, the Company’s money market funds and short-term investments are considered Level 1 items. At September 30, 2012 and December 31, 2011, the Company did not have any financial instruments that qualified as Level 2 or 3 items.

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

The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued liabilities and deferred revenue approximate fair value at September 30, 2012 and December 31, 2011, respectively, because of the relatively short maturity of these instruments.

The following table summarizes the basis used to measure certain financial assets and liabilities at fair value on a recurring basis in the Company’s consolidated balance sheets at September 30, 2012 and December 31, 2011 (in thousands):

	Balance as of September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents
Money market funds	$72,376	$72,376	$—	$—

Total cash equivalents	72,376	72,376	—	—
Restricted Cash
Money market funds	520	520	—	—

Total restricted cash	520	520	—	—
Short-term investments
Mutual fund securities	1	1	—	—
Corporate bonds	69,324	69,324	—	—
U.S. government agency bonds	1,016	1,016	—	—
Municipal bonds	12,931	12,931	—	—

Total short-term investments	83,272	83,272	—	—

Total financial assets	$156,168	$156,168	$—	$—

	Balance as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents
Money market funds	$37,390	$37,390	$—	$—

Total cash equivalents	37,390	37,390	—	—
Restricted Cash
Money market funds	1,283	1,283	—	—

Total restricted cash	1,283	1,283	—	—
Short-term investments
Mutual fund securities	62	62	—	—
Corporate bonds	45,768	45,768	—	—
U.S. government agency bonds	3,000	3,000	—	—
Municipal bonds	16,918	16,918	—	—

Total short-term investments	65,748	65,748	—	—

Total financial assets	$104,421	$104,421	$—	$—

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

Investments

Short-term Investments

Short-term investments generally consist of marketable securities that have remaining maturities of less than one year from the respective balance sheet dates. Investments in which the Company has the ability and intent, if necessary, to liquidate in order to support its current operations (including those with contractual maturities greater than one year from the date of purchase) are classified as short-term. The Company’s investment securities are classified as available-for-sale and are presented at estimated fair value with any unrealized gains and losses included in other comprehensive income (loss). Cash flows from purchases, sales and maturities of available-for-sale securities are classified as cash flows from investing activities and reported gross, including any related premiums or discounts. Premiums related to purchases of available-for-sale securities were $2,219,000 for the nine months ended September 30, 2012. Fair values are based on quoted market prices. Short-term investments consisted of the following at September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012
	Gross Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mutual fund securities	$1	$—	$—	$1
Corporate bonds	69,166	174	(16)	69,324
U.S. government agency bonds	1,014	2	—	1,016
Municipal bonds	12,912	20	(1)	12,931

Total short-term investments	$83,093	$196	$(17)	$83,272

	December 31, 2011
	Gross Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mutual fund securities	$48	$14	$—	$62
Corporate bonds	45,954	13	(199)	45,768
U.S. government agency bonds	3,000	—	—	3,000
Municipal bonds	16,929	1	(12)	16,918

Total short-term investments	$65,931	$28	$(211)	$65,748

The mutual fund securities do not have contractual maturities. All of the $1,016,000 invested in U.S. government agency bonds at September 30, 2012 have remaining contractual maturities shorter than one year. All of the $3,000,000 invested in U.S. government agency bonds at December 31, 2011 have remaining contractual maturities longer than one year. Of the amounts invested in corporate bonds at September 30, 2012 and December 31, 2011, $30,416,000 and $26,304,000 have remaining contractual maturities longer than one year, and $38,908,000 and $19,464,000 have remaining contractual maturities within one year, respectively. Of the amounts invested in municipal bonds at September 30, 2012 and December 31, 2011, $3,593,000 and $5,469,000 have remaining contractual maturities longer than one year, and $9,338,000 and $11,449,000 have remaining contractual maturities within one year, respectively.

Non-marketable Equity Investment

During the nine months ended September 30, 2012, the Company invested $6,446,000 for a non-controlling equity investment in a privately-held company. The Company’s investment in the privately-held company is reported at cost using the cost method of accounting or marked down to fair value when an event or circumstance indicates an other-than-temporary decline in value has occurred. No event or circumstance indicating an other-than-temporary decline in value of the Company’s interest in the non-marketable equity investment was identified.

As of September 30, 2012, the carrying value of the Company’s investment in the privately-held company was $6,446,000. This investment is recorded in other non-current assets on the consolidated balance sheets.

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

Property and Equipment

Property and equipment are recorded at cost. Ordinary maintenance and repairs are charged to expense, while expenditures that extend the physical or economic life of the assets are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Equipment, computer hardware and purchased computer software are depreciated over three years. Furniture and fixtures are depreciated over five to ten years. Leasehold improvements are depreciated on a straight-line basis over the shorter of the contractual lease period or their useful life. Upon disposal, property and equipment and the related accumulated depreciation are removed from the accounts and the resulting gain or loss is reflected in the statements of operations.

The Company capitalizes certain internally developed software costs in accordance with authoritative guidance. These capitalized costs were approximately $22,538,000 and $18,364,000 at September 30, 2012 and December 31, 2011, respectively, and are included in property and equipment, net, in the balance sheet with depreciation expense in the three months ended September 30, 2012 and 2011 of approximately $888,000 and $428,000, respectively and depreciation expense in the nine months ended September 30, 2012 and 2011 of approximately $2,273,000 and $1,777,000, respectively. The internally developed software costs are depreciated over five years.

Goodwill and Intangible Assets

Goodwill arises from business combinations and is measured as the excess of the cost of the business acquired over the sum of the acquisition-date fair values of tangible and identifiable intangible assets acquired, less any liabilities assumed.

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

Stock-Based Compensation

The cost of stock-based transactions is recognized in the financial statements based upon the fair value of the Company’s common stock on the date of grant. The fair value of restricted stock awards is determined based on the number of shares granted and the fair value of the Company’s common stock as of the grant date. The fair value of stock options is determined as of the grant date using the Black–Scholes valuation model. Fair value is generally recognized as an expense on a straight-line basis, net of estimated forfeitures, over the employee requisite service period. Accordingly, stock-based compensation for the three and nine months ended September 30, 2012 and 2011 has been reduced for estimated forfeitures. When estimating forfeitures, the Company considers voluntary termination behaviors as well as trends of actual option forfeitures.

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

The benefits of tax deductions in excess of recognized compensation costs are reported as financing cash flows, but only when such excess tax benefits are realized by a reduction to current taxes payable. The Company recognized a tax benefit of approximately $4,814,000 and $700,000 during the three months ended September 30, 2012 and 2011, respectively, from the exercise of stock options and $7,344,000 and $1,041,000 during the nine months ended September 30, 2012 and 2011, respectively. This tax benefit has been recorded as additional paid-in capital on the Company’s consolidated balance sheets as of September 30, 2012 and December 31, 2011.

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

The Company may be subject to income tax audits by the respective tax authorities in any or all of the jurisdictions in which the Company operates. During the second quarter of 2012, an audit at one of the Company’s subsidiaries in France was completed, which did not result in material adjustments to the consolidated financial statements. The Company is currently undergoing an audit at one of its subsidiaries in Germany. The Company recognizes the benefit of uncertain income tax positions only if these positions are more likely than not to be sustained. Also, the recognized income tax benefit is measured at the largest amount that is more than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records interest and penalties related to unrecognized tax benefits as a component of income tax expense. The countries in which the Company may be subject to potential examination by tax authorities include the United States, Switzerland, the United Kingdom, Germany, France, Spain, the Netherlands, Brazil, and Australia.

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

Foreign Currency Translation

The functional currency of the Company’s foreign subsidiaries is generally their respective local currency. The financial statements of the Company’s international operations are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities, the historical exchange rate for stockholders’ equity, and a weighted average exchange rate for each period for revenues, expenses, and gains and losses. Foreign currency translation adjustments are recorded as a separate component of stockholders’ equity. Gains and losses from foreign currency denominated transactions are recorded in other income in the Company’s consolidated statements of operations. For the three months ended September 30, 2012 and 2011, the Company recorded transaction gains of approximately $8,000 and transaction losses of approximately $1,725,000, respectively. For the nine months ended September 30, 2012 and 2011, the Company recorded transaction losses of approximately $2,285,000 and $2,160,000, respectively.

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

The Company does not use financial instruments for trading or speculative purposes. The Company recognizes all derivative instruments on the balance sheet at fair value and its derivative instruments are generally short-term in duration. Derivative contracts were not material as of September 30, 2012, and no derivative contracts were outstanding as of December 31, 2011. The Company is exposed to the risk that counterparties to derivative contracts may fail to meet their contractual obligations.

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

Recently Issued Accounting Standards

In 2012, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard that simplifies the impairment test for indefinite-lived intangible assets other than goodwill. The new guidance gives the option to first assess qualitative factors to determine if it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative valuation test. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after September 15, 2012. The Company will adopt this accounting standard in the fourth quarter of 2012 and does not anticipate that this adoption will have a significant impact on our financial position, results of operations or cash flows.

3. Business Combinations

The following table summarizes the Company’s acquisition during the period ended September 30, 2012 with amounts shown below as fair values at the acquisition date (in thousands):

Toprural
Net tangible assets (liabilities) acquired
Cash	$3,220
Deferred revenue	(2,269)
Other	(315)

Total tangible assets (liabilities) acquired	636
Deferred tax liabilities	(3,295)
Trade name	1,060
Developed technology	2,144
Customer relationships	7,440
Goodwill	11,292

Aggregate purchase price	$19,277

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

4. Goodwill and Other Intangible Assets

Goodwill

Changes in the Company’s goodwill balance for the year ended December 31, 2011 and the period ended September 30, 2012 are summarized in the table below (in thousands):

Balance at December 31, 2010	$300,780
Acquired in business combinations	2,114
Foreign currency translation adjustment	(1,879)

Balance at December 31, 2011	301,015
Acquired in business combinations	11,292
Foreign currency translation adjustment	(1,689)

Balance at September 30, 2012	$310,618

Intangible Assets

The Company’s intangible assets, excluding goodwill, consist of intangible assets acquired primarily in business combinations and were recorded at their estimated fair values on the date of acquisition. The finite-lived intangible assets that are being amortized are summarized in the table below (in thousands):

		September 30, 2012			December 31, 2011
	Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade names and trademarks	10	$23,778	$(1,837)	$21,941	$1,154	$(778)	$376
Developed technology	2-8	26,243	(20,129)	6,114	24,186	(18,483)	5,703
Customer relationships	6-13	59,938	(32,972)	26,966	52,912	(27,393)	25,519
Noncompete agreements and domain names	2-5	3,376	(2,766)	610	3,363	(2,345)	1,018

Total		$113,335	$(57,704)	$55,631	$81,615	$(48,999)	$32,616

Amortization of non-compete agreements is recorded over the term of the agreements.

Amortization expense for the three months ended September 30, 2012 and 2011 was approximately $3,298,000 and $3,053,000, respectively. Amortization expense for the nine months ended September 30, 2012 and 2011 was approximately $9,028,000 and $8,853,000, respectively.

The Company has the following indefinite-lived intangible assets recorded in its consolidated balance sheet as of September 30, 2012 and December 31, 2011, respectively (in thousands):

	September 30, 2012	December 31, 2011
Trademarks, trade names and other	$7,029	$28,899

The Company performs annual impairment testing of intangibles with indefinite lives or whenever events or circumstances indicate that impairment may have occurred. Due to website network and brand consolidation efforts, the Company began amortizing certain indefinite lived intangible assets during the nine months ended September 30, 2012, over a 10 year useful life. This change in estimate resulted in increased amortization expense of $1,224,000 during the nine months ended September 30, 2012.

5. Accrued Expenses

The Company’s accrued expenses are comprised of the following at September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012	December 31, 2011
Compensation and related benefits	$12,847	$12,016
Gift cards	4,594	5,679
Taxes	2,547	1,983
Other	9,998	7,253

Total	$29,986	$26,931

6. Commitments and Contingencies

Leases

The Company leases its facilities and certain office equipment under non-cancellable operating leases. Rental expense was approximately $1,151,000 and $1,208,000 for the three months ended September 30, 2012 and 2011, respectively, and $3,278,000 and $3,250,000 for the nine months ended September 30, 2012 and 2011, respectively.

Guarantees

The Company offers two guarantee products to travelers: Basic Rental Guarantee and Carefree Rental Guarantee. The Basic Rental Guarantee is offered to travelers that book a vacation rental property listed on any one of the Company’s websites to protect 50% of their vacation rental payments up to $1,000 against Internet fraud. Travelers also may purchase additional protection to cover 100% of vacation rental payments up to $10,000 against Internet fraud, misrepresentation, wrongful denial of entry, wrongful deposit loss or, beginning in 2012, losses from phishing claims by the purchase of the Carefree Rental Guarantee. The Company does not maintain insurance from any third party against claims under the guarantees, and any amounts payable for claims made under these guarantees are payable by the Company. Amounts recorded for estimated future claims under the guarantees are based on historical experience and estimates of potential future claims made by the Company are recorded either in cost of revenue or in general and administrative expense in the Company’s consolidated statement of operations depending on whether the expense is related to the Basic Rental Guarantee or to the Carefree Rental Guarantee. At September 30, 2012 and December 31, 2011, the Company had recorded approximately $573,000 and $247,000, respectively, as an accrued expense for potential future claims.

Changes for the traveler guarantees, which are presented as a current liability in the Company’s consolidated balance sheets, for the period ended September 30, 2012 and December 31, 2011 are summarized in the table below (in thousands):

Balance at December 31, 2010	$232
Costs accrued for new rentals	175
Release of expected guarantee	—
Guarantee obligations honored	(160)

Balance at December 31, 2011	247
Costs accrued for new rentals	767
Release of expected guarantee	—
Guarantee obligations honored	(441)

Balance at September 30, 2012	$573

The Company maintains a guarantee of £5,000,000 (approximately $8,084,500 as of September 30, 2012) in favor of a bank in the United Kingdom for extending credit to the Company in connection with the wholly owned United Kingdom subsidiary’s business of collecting its subscription revenues in advance via credit card payments.

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

7. Stockholders’ Equity and Stock-Based Compensation

Common Stock

The Company’s amended and restated certificate of incorporation, as amended in July 2011, authorizes 350,000,000 shares of common stock with a par value of $0.0001 per share. At September 30, 2012 and December 31, 2011, there were 82,989,924 and 80,685,391 shares of common stock outstanding, respectively. Additionally, the amended certificate of incorporation authorizes the Company’s board of directors, without action by stockholders, to designate and issue up to 10,000,000 shares of preferred stock in one or more series. The board of directors may also designate the rights, preferences and privileges of each series of preferred stock, any or all of which may be greater than the rights of the common stock.

Stock Compensation Plans

The Company historically maintained two stock-based compensation plans, the 2004 Stock Option Plan (the “2004 Plan”) and the 2005 Stock Plan (the “2005 Plan”). In May 2011, the Company adopted the 2011 Equity Incentive Plan (the “2011 Plan”), which is described below.

2004 Plan

At September 30, 2012, there were 8,253,869 options outstanding under the 2004 Plan. Following the effectiveness of the Company’s 2011 Plan in May 2011, no further awards will be made under the 2004 Plan, although each option previously granted under the 2004 Plan will remain outstanding subject to its terms. Any such shares of common stock that are subject to awards under the 2004 Plan which are forfeited or lapse unexercised and would otherwise have been returned to the share reserve under the 2004 Plan instead will be available for issuance under the 2011 Plan.

2005 Plan

As of September 30, 2012, there were no options outstanding under the 2005 Plan. Following the effectiveness of the Company’s 2011 Plan in May 2011, no further awards will be made under the 2005 Plan.

2011 Plan

In May 2011, the Company adopted the 2011 Plan, providing for the granting of incentive stock options, as defined by the Internal Revenue Code, to employees and for the grant of non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares to employees, directors and consultants. The 2011 Plan also provides for the automatic grant of option awards to our non-employee directors. Shares of common stock reserved for issuance under the 2011 Plan consist of 12,383,601 shares of common stock. In addition, the number of shares available for issuance under the 2011 Plan will be increased annually on the first day of the Company’s fiscal year by an amount equal to the least of (a) four percent of the outstanding shares of the Company’s common stock as of the last day of the Company’s immediately preceding fiscal year or (b) such other amount as the Company’s board of directors may determine. At September 30, 2012, there were 2,351,277 options and 710,051 restricted stock units outstanding under the 2011 Plan.

Accounting for Stock Based Compensation

The Company uses the Black–Scholes option pricing model in valuing its stock options. The Black–Scholes model requires estimates regarding risk-free rate of return, dividend yields, expected term of the award, volatility and estimated forfeitures of awards during the service period.

The risk-free interest rate assumption used by the Company is based on observed market interest rates appropriate for the term of the Company’s employee options. During the nine months ended September 30, 2012 and 2011, the Company estimated expected term based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The dividend yield assumption is based on historical and expected dividend payouts. Since the Company was a private entity prior to its IPO in July 2011 with no historical data regarding the volatility of its common stock price, the Company based the expected volatility on the historical and implied volatility of comparable companies from a representative industry peer group. The Company determined expected volatility of options granted using an average of the historical volatility measures of this peer group of companies.

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

During the three months ended September 30, 2012, the Company issued an aggregate of 99,080 shares of common stock pursuant to restricted stock awards under the 2011 Stock Plan at a weighted average value of $23.32 per share for an aggregate fair value of $2,310,623. Additionally, the Company issued an aggregate of 337,865 options to purchase common stock under the 2011 Stock Plan for an aggregate fair value of $3,793,540.

The fair value of stock option grants has been estimated at the date of grant using the Black–Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Risk-free interest rate	0.83% to 1.03%	1.25% to 1.29%	0.78% to 1.32%	1.25% to 2.84%
Expected term	5.63 years	6.25 years	5.63 years to 5.83 years	6.25 years
Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected volatility	54.7% to 55.00%	53.80% to 54.10%	51.10% to 55.40%	53.30% to 54.10%

The following table summarizes the total stock-based compensation expense that the Company recorded for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Cost of revenue	$831	$425	$1,742	$1,314
Product development	1,538	1,292	3,973	3,628
Sales and marketing	1,654	1,361	4,963	4,542
General and administrative	3,387	2,886	8,878	7,695

Total	$7,410	$5,964	$19,556	$17,179

8. Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consists of the following at September 30, 2012 and December 31, 2011, respectively, (in thousands):

	September 30,	December 31,
	2012	2011
Foreign currency translation	$(6,764)	$(6,297)
Unrealized gains (losses) on short-term investments	179	(183)

Total	$(6,585)	$(6,480)

9. Income Taxes

For the three and nine months ended September 30, 2012, the Company recorded an income tax expense of $5,708,000 and $10,389,000, respectively, resulting in an effective tax rate of 52.5% and 49.9%, respectively. For the three and nine months ended September 30, 2011, the Company recorded income tax expense of $6,072,000 and $9,434,000, respectively, resulting in an effective tax rate of 69.0% and 59.5%, respectively. At September 30, 2012, the Company’s effective tax rate estimate for the year ended December 31, 2012 differed from the statutory rate primarily due to non-deductible stock compensation charges, state taxes, the effect of different statutory tax rates in foreign jurisdictions, and amortization of tax charges on the intercompany sale of assets that were deferred in prior periods, which is partially offset by the benefit of disqualifying dispositions of incentive stock options. At September 30, 2011, the Company’s effective tax rate estimate for the year ended December 31, 2011 differed from the statutory rate primarily due to non-deductible stock compensation charges, the effect of different statutory tax rates in foreign jurisdictions, partially offset by the release in the period ended March 31, 2011 of reserves for uncertain tax positions of $1,310,000 due to the completion of audits of two of the Company’s foreign subsidiaries.

10. Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share of common stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Numerator
Net income	$5,155	$2,733	$10,412	$6,434
Cumulative preferred stock dividends and discount accretion	—	(6,794)	—	(24,678)

Net income (loss) attributable to common stockholders	$5,155	$(4,061)	$10,412	$(18,244)

Denominator
Weighted average common shares outstanding-basic	82,686	78,528	82,107	52,386
Dilutive effect of stock options, warrants and convertible preferred stock	2,357	—	2,704	—

Weighted average common shares outstanding-diluted	85,043	78,528	84,811	52,386

Net income (loss) per share attributable to common stockholders:
Basic	$0.06	$(0.05)	$0.13	$(0.35)
Diluted	$0.06	$(0.05)	$0.12	$(0.35)

The following common equivalent shares were excluded from the calculation of net income (loss) per share as their inclusion would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Stock options and warrants	5,476	11,511	5,003	11,511
Restricted stock awards	5	246	4	246

Total common equivalent shares excluded	5,481	11,757	5,007	11,757

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We operate the world’s largest online marketplace for the vacation rental industry. Our marketplace brings together millions of travelers seeking vacation rentals online with hundreds of thousands of owners and managers of vacation rental properties located in 168 countries around the world. Our portfolio includes leading vacation rental websites in the United States, the United Kingdom, Germany, France, Spain, Brazil and Australia. During the three and nine months ended September 30, 2012, according to our internal metrics, our websites attracted 156 million and 475 million website visits, respectively, and as of September 30, 2012, our global marketplace included more than 720,000 paid listings.

During the third quarter of 2012, we continued to follow our strategy and focused our efforts on providing the greatest selection of properties to travelers and the most qualified inquiries to property owners and managers. During the three months ended September 30, 2012, we completed the platform consolidation of adding VRBO.com to our global technology platform, which we believe will provide a better experience for property owners and managers and travelers. Following this platform consolidation, we now have a majority of our global inventory on our core platform, are now selling U.S. and global bundled products and also have VRBO.com on our new tiered pricing system.

We continued to see positive results from pricing changes introduced in 2011. Tiered pricing is currently available on HomeAway.com and VRBO.com to new and renewing customers and allows them to improve their position in search results by purchasing a higher subscription level or tier. We believe more owners and managers will elect to purchase higher tiers, which would increase overall average revenue per listing in future periods, while keeping base prices as low as possible to promote growth of the number of paid listings. Although we plan to launch tiered pricing on our other websites as well, we may use different strategies as we enter new markets and geographies or attempt to further penetrate the professional property manager market. Despite the negative impacts of foreign exchange rates, average revenue per listing increased by 0.6% during the third quarter of 2012 compared with the third quarter of 2011 primarily as a result of the positive impact of tiered pricing on HomeAway.com.

Our online payments platform, called ReservationManager, which was launched in 2011 and is currently available to our HomeAway.com and VRBO.com owners and managers in the United States, continued to gain traction with increasing adoption rates during the third quarter of 2012. The product was just recently made available on HomeAway.co.uk in the United Kingdom in October 2012 but is not currently available outside of the United States and the United Kingdom. We believe that adoption of this product over time will allow us to earn more revenue from ancillary products while providing a safe and secure payment mechanism for travelers. We plan to introduce new products and services for travelers, property owners and managers, which will provide further opportunities to generate revenue through our marketplace.

We believe that bringing travelers to our online marketplace is necessary to attract and retain vacation rental owners and managers. It is also critical for us to increase the rate at which the travelers inquire about renting and choose to book a vacation rental with our property owners and managers. To meet these challenges, we are focused on a combination of marketing tactics, including pay-per-click advertising, search engine optimization, and broad reach marketing, with a goal of driving visits to our sites as well as increasing the exposure of the vacation rental category. We are also investing in product enhancements to make it easier for travelers visiting our websites to search and find the right property, to inquire and to book their stay. We believe this will increase the travelers’ interactions with our vacation rental owners and managers, which will in turn increase the satisfaction levels of the owners and managers. Following this strategy, during the third quarter of 2012, we launched online booking functionality on HomeAway.com and VRBO.com, which enables travelers to reserve a vacation rental directly on any of our listing sites that utilize our ReservationManager payments platform, rather than requiring correspondence with a property owner or manager independently to reserve a vacation rental.

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

Key financial highlights for the three months ended September 30, 2012 include the following:

•

Total revenue was $73.1 million compared to $61.1 million in the third quarter of 2011, or an increase of 19.6%, with the increase being negatively impacted by declining foreign exchange rates; on a foreign exchange neutral basis, revenue increased by 23.9%;

•

Percentage of total revenue coming from outside the United States was 38.2% in the third quarter of 2012, compared to 40.4% in the third quarter of 2011, and in the three months ended September 30, 2012 included 36.7% from Europe and 1.5% from Brazil and Australia;

•	Listing revenue was $61.4 million compared to $52.5 million in the third quarter of 2011 and contributed 84.0% of total revenue compared to 85.9% in the third quarter of 2011;

•	Net income was $5.2 million compared to $2.7 million in the third quarter of 2011, or an increase of 88.6%;

•

Cash from operating activities was $15.7 million compared to $17.0 million in the third quarter of 2011, or a decrease of 7.6%; this includes a negative impact from excess tax benefit from stock-based compensation of $4.8 million in the three months ended September 30, 2012, compared to $0.7 million in the three months ended September 30, 2011;

•	Adjusted EBITDA was $24.2 million compared to $21.6 million in the third quarter of 2011, or an increase of 12.0%; as a percentage of revenue, Adjusted EBITDA was 33.1%;

•

Free cash flow was $17.2 million compared to $14.6 million in the third quarter of 2011, or an increase of 17.6%; on a trailing twelve month basis, free cash flow increased 25.1% to $78.2 million from $62.6 million in the comparable trailing twelve month period for the prior year;

•	Pro forma net income was $12.1 million, or $0.14 per diluted share, compared to pro forma net income of $8.6 million, or $0.11 per diluted share, in the third quarter of 2011; and

•	Cash, cash equivalents and short-term investments as of September 30, 2012 were $244.2 million.

For further discussion regarding Adjusted EBITDA, free cash flow and pro forma net income, please see the information under the caption “Discussion Regarding Adjusted EBITDA, Free Cash Flow and Pro Forma Net Income and Reconciliation to GAAP” in Item 2 of this Quarterly Report on Form 10-Q.

Acquisitions

Since our inception, we have acquired 18 businesses as part of our growth strategy. Each of these acquisitions has been accounted for using the acquisition method of accounting. Accordingly, the financial statements for these businesses have been included in our consolidated financial results since the applicable acquisition dates. The most recent acquisition was in April 2012, when we acquired Top Rural S.L. in Spain. This acquisition further solidified our market presence in Spain and Southern Europe and extended our reach to a desirable European traveler segment that seeks long weekend holidays to small towns or countryside destinations.

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

We continue to monitor the weakened economic environment in Europe and the corresponding impact on our business. We have continued to see stronger and accelerating traffic trends from European travelers in every European region in which we operate. Specifically, year over year traffic growth rates accelerated during the third quarter of 2012 in all European regions in which we operate as compared to year over year traffic growth rates in the second quarter of 2012. We believe that our ability to deliver high quality inquiries to our customers in spite of the broader economic challenges in Europe will help mitigate any negative visit trends to our websites. Additionally, we continue to monitor foreign exchange rates as pressures on foreign exchange rates will negatively impact our results given that 37% of our revenues are generated in Europe.

Expenses

Our expenses are primarily composed of salaries and related expenses, marketing and professional fees. Our expenses from quarter to quarter may fluctuate due to timing of specific events or projects. We will continue to increase expenses across the organization on an annual basis to support our growth and expect our cost of revenue to grow slightly as a percentage of revenue for the year ended December 31, 2012. We expect to incur higher expenses for product development as we hire additional personnel to develop new features and products and expect product development expenses to increase slightly as a percentage of revenue for the year ended December 31, 2012. We expect to incur higher expenses for sales and marketing as we continue to build our sales team to address the professional property managers and continue to build brand and category awareness, but expect sales and marketing expenses to decline slightly as a percentage of revenue for the year ended December 31, 2012. We expect to incur higher expenses for general and administrative expenses to support the growth of our business and the requirements of being a publicly traded company, but expect general and administrative expenses to remain flat or decline slightly as a percentage of revenue for the year ended December 31, 2012. We plan for our investment in capital expenditures to grow moderately as a percentage of revenue as compared to 2011. We are in the process of reorganizing our global corporate structure, which we believe will lower our tax expense over the longer term.

Key Business Metrics

In addition to traditional financial and operational metrics, we use the following business metrics to monitor and evaluate results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Key Business Metrics:
Paid listings, end of period	720,031	626,528	720,031	626,528
Average revenue per listing	$337	$335	$344	$344
Renewal rate, end of period	74.5%	76.4%	74.5%	76.4%
Visits to websites (in millions)	156	129	475	398

Paid Listings. In the three months ended September 30, 2012 and 2011, 84.0% and 85.9% of our revenue was derived from paid listings, respectively. We regularly track paid listings as a key revenue growth indicator and to identify trends in our business and industry. From September 30, 2011 to September 30, 2012, ending paid listings increased by 14.9%, contributing to listing revenue growth of 16.9%. The year over year growth in paid listings continued to be due to our marketing and selling new and additional listings to professional property managers, as well as organic growth from owners and managers who become aware of our websites and choose to market their properties. Growth in new listings is partially offset by loss of listings through attrition. Consistent with the historical seasonality of our business, paid listing counts decreased in the third quarter, declining by 2.2% from June 30, 2012 to September 30, 2012.

As the number of paid listings increases, we believe that we will generate additional revenue while also expanding the value of the marketplace to travelers, thus increasing the likelihood that travelers will find a property that is suitable to their needs. We define a paid listing as a fee to list a property advertisement on one or more websites in our marketplace. A paid listing allows a property owner or manager to include a description of the property, along with location, pricing, availability, a specified number of photos and contact information. We also provide tools to enable them to manage their listings and rental business. Most listings are sold on a subscription basis, and some listing packages may include listings on more than one of our websites. Listings are also sold on a pay-for-performance basis to property managers. When purchased at the same time in one bundle, we count this as one paid listing. It is possible that a specific property may be listed on more than one of our websites without indicating that the multiple listings refer to the same property. We have used various technologies to estimate the number of unique properties and are implementing systems and processes to identify the number of unique properties that comprise our paid vacation rental listings, which we estimate was approximately 634,000 as of September 30, 2012, as compared to approximately 531,000 as of September 30, 2011.

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

Average revenue per listing for the three months ended September 30, 2012 increased 0.6% as compared to the three months ended September 30, 2011. Excluding the negative impact of foreign exchange rates, average revenue per listing for the three months ended September 30, 2012 would have increased 4.8% year over year. Average revenue per listing for subscriptions only, excluding the negative impact of foreign exchange rates and lower revenue per listing for pay-for-performance listings, grew 7.6% in the three months ended September 30, 2012 as compared to the three months ended September 30, 2011. Average revenue per listing for the nine months ended September 30, 2012 remained constant when compared to the nine months ended September 30, 2011. Excluding the impacts from the acquisitions of Toprural and realholidays.com.au in Australia and the negative impact of foreign exchange rates, average revenue per listing would have increased 3.7% in the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011.

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

Renewal Rate. Renewal of paid subscription listings is a key driver of revenue for our business. Also, we track renewal rate in order to understand and improve upon the satisfaction of our property owners and managers and to help us more accurately estimate our future revenue and cash flows. While our overall renewal rate decreased from 76.4% as of September 30, 2011 to 74.5% as of September 30, 2012, renewal rates vary among our websites and can fluctuate due to a variety of factors, including customer satisfaction, changes in our processes associated with renewal activity, such as the introduction of automatic renewal, and general market conditions. The decrease is primarily due to the inclusion of our Australian site, HomeAway.com.au, in the calculation in 2012 and declines in the renewal rates from our European brands as a result of continued difficult economic conditions in Europe. Specifically, renewal rates at Abritel.fr, one of our French websites, were significantly lower as of September 30, 2012 due to the migration of Abritel.fr to our global platform in the third quarter of 2011, which resulted in a change in renewal patterns. Continued product improvements, demand generation for owners and property managers and the resulting increases in customer satisfaction are expected to result in long-term improvements to renewal rates. The renewal rate for our subscription listings at the end of any period is defined as the percentage of those paid listings that were active at the end of the period ended twelve months prior that are still active as of the end of the reported period. We include most brands in our calculation of renewal rate. However, subscriptions to BedandBreakfast.com and Toprural remain excluded until we can further develop our database system. However, based on our review of other internal renewal rate data, we do not believe that the exclusion of these brands from the renewal rate calculation materially impacts the result. Property owners’ and managers’ satisfaction with our solutions is the primary driver of our renewal rate. We believe that property owners and managers measure their satisfaction with our websites based largely on the number of inquiries and rental bookings that they receive from travelers. When the underlying vacation properties are sold or taken off the market, the owner or manager has no further need for the listings, and this attrition is a natural and ongoing component of non-renewal of listings. We exclude pay-for-performance listings from our renewal rate analysis since they are not sold on a subscription basis.

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

Key Components of Our Results of Operations

Revenue

We derive most of our revenue from paid listings from our property owners and managers. Our customers generally pay for their listings at the beginning of the listing term, and revenue is recognized monthly over the term of the listing, which is generally one year. We offer pay-for-performance listings to professional managers, which represented 1.0% of our revenue in both the three and nine months ended September 30, 2012, respectively. This offering is generally taken when a property manager has a marketing budget that is allocated over many managed properties. They can elect to list more properties and pay us each month for the number of inquiries that are generated.

A major source of new property listings has been through the use of our inside sales organization who target larger professional managers. We also generate new listings from search engines such as Google, where property owners and managers search to find vacation rental listings websites. In addition, word-of-mouth referrals, primarily from existing property owners and managers that have been successful in renting their vacation rentals or travelers who have been successful in finding a property to rent using our websites, are another source for new listings.

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

Costs and Expenses

A large component of our costs and expenses is personnel costs. Personnel costs include salaries, benefits, bonuses and related expenses (including stock-based compensation). We grew from 905 employees at September 30, 2011 to 1,170 employees at September 30, 2012. We expect that personnel costs will be higher in absolute dollars in 2012 than in 2011 based on an expected increase in the number of employees in 2012.

Cost of Revenue. Cost of revenue consists of customer service personnel and web-hosting personnel costs, merchant fees charged by credit card processors, costs associated with the hosting of our websites and costs associated with payments and reserves under our Carefree Rental Guarantee. Personnel costs include salaries, benefits, bonuses and related expenses, including stock-based compensation. To the extent that the number of paid listings on our marketplace grows and as we add more features to our websites, we intend to invest additional resources in customer service systems and personnel. Our customer service personnel help our property owners and managers use our websites to list their properties, answer their questions, and perform listing reviews and other processes as a part of our efforts to ensure quality, trust and security. Our customer service personnel also help travelers use our websites to book their travel and answer their questions. Our merchant fees are based on a contractual rate per transaction and will increase in absolute dollars as sales of listings increase, but for the full year ending December 31, 2012 we expect for them to remain relatively constant and commensurate with 2011 levels, as a percentage of revenue. In general, as we add more features and functionality to our websites and anticipate an increase in the number of travelers accessing our websites, we will increase our spending on hardware and software required for hosting. However, we expect such spending for 2012 to remain at 2011 levels or grow only slightly as a percentage of revenue.

We view the operation of our websites as a foundation upon which different revenue streams are generated. Cost of revenue, as described above, which includes the cost of customer service personnel, web hosting and merchant fees, directly supports our listing revenue, which was 84.0% and 85.9% of total revenue in the three months ended September 30, 2012 and 2011, respectively, and 84.1% and 86.6% of total revenue in the nine months ended September 30, 2012 and 2011, respectively. These same expenses support the overall operation of our websites and therefore our other revenue. There are no other material distinct costs of revenue for any period presented. The reporting of cost of revenue as one category in our consolidated financial statements is consistent with the manner in which we manage our business.

Product Development. Product development expenses consist primarily of personnel costs, third-party contracting and consulting fees associated with our research and development of new services, expenses associated with improvements to, and maintenance of, existing services, and depreciation. We have historically focused our product development efforts on increasing the functionality and enhancing the ease of use of our websites, both for property owners and managers and for travelers. We intend to increase our technology and product resources by hiring additional personnel in future periods as we anticipate an increase in the number of listings and develop new features and products. We expect these additional investments to cause our product development expenses to increase both in absolute dollars and as a percentage of revenue for the full year ending December 31, 2012, compared to 2011.

Sales and Marketing. Sales and marketing expenses consist primarily of amounts paid for pay-per-click, or PPC, online advertising, broad reach advertising, personnel costs for our marketing, search engine optimization, or SEO, sales staff, and consulting and other services firms fees, expenses associated with email marketing programs, and public relations expenses and depreciation. We utilize PPC advertising primarily to increase the number of travelers to our websites who are seeking properties in specific geographical areas in order to increase the number of inquiries regarding vacation rentals. Our sales and marketing team also focuses on increasing the placement of our websites in search rankings on Google, Bing and other search engines, which results in owner, manager and traveler acquisition at relatively little incremental expense. We intend to significantly increase our sales expense to drive additional listing sales to professional property managers and increase marketing efforts to support our new products, increase the traffic to our websites and increase overall brand awareness. We expect our marketing and sales expenses to increase in absolute dollars, but to decline slightly as a percentage of revenue for the full year ending December 31, 2012.

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

Depreciation

Property and equipment, office tenant improvements and software licenses are recorded at cost and are depreciated using the straight-line method over their estimated useful lives. Equipment and computer hardware are depreciated over three years and furniture and fixtures over five to ten years. Leasehold improvements are recorded at cost and depreciated over the shorter of the contractual lease period or their useful life. We allocate depreciation to expense categories based on the relative number of employees in each category. Based on our current estimated level of capital expenditures, we expect our depreciation expense to increase in absolute dollars but to remain relatively stable as a percentage of revenue for the full year ending December 31, 2012.

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

Other Income (Expense)

Interest expense is offset by interest earned on our excess cash, which is invested in short-term instruments. In 2012, we had operations in the United States, the United Kingdom, France, Germany, Brazil, Switzerland, Australia and Spain. As a result of operating in multiple countries, we incur gains and losses on foreign currency transactions, primarily related to the valuation of intercompany loans and short-term advances.

Income Taxes

We accrue federal, state, and foreign income taxes at the applicable statutory rates adjusted for certain items, including non-deductible expenses, the most significant of which is stock-based compensation, and changes in our reserves for uncertain tax positions and deferred tax asset valuation allowance.

Historically, we have generated most of our current taxable income outside of the United States due to net operating loss carryforwards available for utilization in the United States. In the remainder of 2012, we expect to pay corporate income taxes associated with our operations in France, Germany and Brazil, as well as certain states within the United States. We will continue to expand our business outside of the United States, in which case, we will become subject to further taxation based on foreign statutory tax rates in those jurisdictions where we operate, and our effective tax rate may fluctuate as a result.

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

Recent Accounting Pronouncements

In 2012, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard that simplifies the impairment test for indefinite-lived intangible assets other than goodwill. The new guidance gives the option to first assess qualitative factors to determine if it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative valuation test. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after September 15, 2012. We will adopt this accounting standard in the fourth quarter of 2012 and do not anticipate that this adoption will have a significant impact on our financial position, results of operations or cash flows.

Results of Operations

The following tables present our operating results and our operating results as a percentage of revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue:
Listing	$61,392	$52,499	$175,601	$148,667
Other	11,736	8,621	33,246	23,101

Total revenue	73,128	61,120	208,847	171,768
Costs and expenses:
Cost of revenue (exclusive of amortization shown separately below)	11,278	8,439	33,105	25,548
Product development	11,034	8,650	31,060	24,089
Sales and marketing	22,492	17,851	71,300	61,129
General and administrative	14,547	12,700	42,036	34,386
Amortization expense	3,298	3,053	9,028	8,853

Total costs and expenses	62,649	50,693	186,529	154,005

Operating income	10,479	10,427	22,318	17,763
Other income (expense):
Interest income	275	124	684	240
Other income (expense)	109	(1,746)	(2,201)	(2,135)

Total other income (expense)	384	(1,622)	(1,517)	(1,895)

Income before income taxes	10,863	8,805	20,801	15,868
Income tax expense	(5,708)	(6,072)	(10,389)	(9,434)

Net income	5,155	2,733	10,412	6,434
Cumulative preferred stock dividends and discount accretion	—	(6,794)	—	(24,678)

Net income (loss) attributable to common stockholders	$5,155	$(4,061)	$10,412	$(18,244)

Net income (loss) per share attributable to common stockholders:
Basic	$0.06	$(0.05)	$0.13	$(0.35)
Diluted	$0.06	$(0.05)	$0.12	$(0.35)

Weighted average number of shares outstanding
Basic	82,686	78,528	82,107	52,386
Diluted	85,043	78,528	84,811	52,386

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Consolidated Statements of Operations as a Percentage of Revenue:
Revenue:
Listing	84.0%	85.9%	84.1%	86.6%
Other	16.0	14.1	15.9	13.4

Total revenue	100.0	100.0	100.0	100.0
Costs and expenses:
Cost of revenue (exclusive of amortization shown separately below)	15.4	13.8	15.9	14.9
Product development	15.1	14.2	14.9	14.0
Sales and marketing	30.8	29.2	34.1	35.6
General and administrative	19.9	20.8	20.1	20.0
Amortization expense	4.5	5.0	4.3	5.2

Total costs and expenses	85.7	82.9	89.3	89.7
Operating income	14.3	17.1	10.7	10.3
Other income (expense):
Interest income	0.4	0.2	0.3	0.1
Other income (expense)	0.1	(2.9)	(1.1)	(1.2)

Total other income (expense)	0.5	(2.7)	(0.7)	(1.1)

Income before income taxes	14.9	14.4	10.0	9.2
Income tax expense	(7.8)	(9.9)	(5.0)	(5.5)

Net income	7.0%	4.5%	5.0%	3.7%

Comparison of the Three Months and Nine Months Ended September 30, 2012 and 2011

Revenue

	Three Months Ended September 30,
	2012		2011		Change
Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Listings	$61,392	84.0%	$52,499	85.9%	$8,893	16.9%
Other	11,736	16.0	8,621	14.1	3,115	36.1

Total	$73,128	100.0%	$61,120	100.0%	$12,008	19.6%

	Three Months Ended September 30,
	2012		2011		Change
Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
United States	$45,160	61.8%	$36,413	59.6%	$8,747	24.0%
International	27,968	38.2	24,707	40.4	3,261	13.2

Total	$73,128	100.0%	$61,120	100.0%	$12,008	19.6%

	Nine Months Ended September 30,
	2012		2011		Change
Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Listings	$175,601	84.1%	$148,667	86.6%	$26,934	18.1%
Other	33,246	15.9	23,101	13.4	10,145	43.9

Total	$208,847	100.0%	$171,768	100.0%	$37,079	21.6%

	Nine Months Ended September 30,
	2012		2011		Change
Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
United States	$128,587	61.6%	$102,341	59.6%	$26,246	25.6%
International	80,260	38.4	69,427	40.4	10,833	15.6

Total	$208,847	100.0%	$171,768	100.0%	$37,079	21.6%

For the Three Months Ended September 30, 2012

Revenue was $73.1 million in the three months ended September 30, 2012, compared to $61.1 million in the three months ended September 30, 2011, an increase of $12.0 million, or 19.6%. Our U.S. revenue was $45.2 million, or 61.8% of our total revenue, during the three months ended September 30, 2012, compared to $36.4 million, or 59.6% of our total revenue, in the same quarter during 2011.

Our listing business revenue increased by $8.9 million in the three months ended September 30, 2012, compared to the three months ended September 30, 2011, primarily due to an increased number of new and renewed listings. Paid listings increased from 626,528 at September 30, 2011, to 720,031 at September 30, 2012, an increase of 14.9%. Renewal rates decreased from 76.4% at September 30, 2011, to 74.5% at September 30, 2012. Foreign exchange rates negatively impacted revenues in the three months ended September 30, 2012 compared to the same period in 2011. Excluding the impacts of foreign exchange rates, listing revenues increased 21.7% in the three months ended September 30, 2012 compared to the three months ended September 30, 2011.

With respect to other revenue, advertising revenue increased by $807,000 in the three months ended September 30, 2012, compared to the three months ended September 30, 2011. Revenue from our owner reservation tool and the related merchant bank credit card royalties increased by $676,000 in the three months ended September 30, 2012 compared to the three months ended September 30, 2011. Software licensing and related maintenance revenue increased by $94,000 in the three months ended September 30, 2012 compared to the three months ended September 30, 2011. The balance of the increased revenue was generated from products focused on travelers, such as trip insurance and the Carefree Rental Guarantee, which generated increased revenues of $1.0 million in the three months ended September 30, 2012, compared to the same period in 2011.

For the Nine Months Ended September 30, 2012

Revenue was $208.8 million in the nine months ended September 30, 2012, compared to $171.8 million in the nine months ended September 30, 2011, an increase of $37.0 million, or 21.6%. Our U.S. revenue was $128.6 million, or 61.6% of our total revenue, during the nine months ended September 30, 2012, compared to $102.3 million, or 59.6% of our total revenue, in the same period during 2011.

Our listing business revenue increased by $26.9 million in the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011, primarily due to an increased number of new and renewed listings. Foreign exchange rates negatively impacted revenues in the nine months ended September 30, 2012 compared to the same period in 2011. Excluding the impacts of foreign exchange rates, listing revenues increased 22.0% in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.

With respect to other revenue, advertising revenue increased by $3.5 million in the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011. Revenue from our owner reservation tool and the related merchant bank credit card royalties increased by $2.0 million in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. Software licensing and related maintenance revenue increased by $1.2 million in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. The balance of the increased revenue was generated from products focused on travelers, such as trip insurance and the Carefree Rental Guarantee, which generated increased revenues of $2.8 million in the nine months ended September 30, 2012, compared to the same period in 2011.

Cost of Revenue

	Three Months Ended September 30,
	2012		2011		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Cost of revenue	$11,278	15.4%	$8,439	13.8%	$2,839	33.6%

	Nine Months Ended September 30,
	2012		2011		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Cost of revenue	$33,105	15.9%	$25,548	14.9%	$7,557	29.6%

For the Three Months Ended September 30, 2012

Cost of revenue was $11.3 million in the three months ended September 30, 2012, compared to $8.4 million in the three months ended September 30, 2011, an increase of $2.8 million, or 33.6%. A large part of the increase was due to a $1.8 million increase in salaries, benefits, bonuses and related expenses (including non-cash stock compensation) for our customer service and web-hosting personnel. At September 30, 2012, we had 87 additional customer support personnel and 11 additional personnel to support our web-hosting operations compared to the number of our customer service and web-hosting personnel at September 30, 2011. With increased customer service employees, as well as increased investment in hosting equipment, we incurred $456,000 in additional expenses for subscription and maintenance and $385,000 in additional expense for facilities and depreciation. Merchant fees are generally incurred as a percentage of credit card receipts and increased by $68,000, relatively consistent on a percentage basis with revenue growth.

For the Nine Months Ended September 30, 2012

Cost of revenue was $33.1 million in the nine months ended September 30, 2012, compared to $25.5 million in the nine months ended September 30, 2011, an increase of $7.6 million, or 29.6%. A large part of the increase was due to a $4.1 million increase in salaries, benefits, bonuses and related expenses (including non-cash stock compensation) for our customer service and web-hosting personnel. With increased customer service employees, as well as increased investment in hosting equipment, we incurred $1.1 million in additional expense for subscription and maintenance and $974,000 in additional expense for facilities and depreciation. Merchant fees are generally incurred as a percentage of credit card receipts and increased by $623,000, relatively consistent on a percentage basis with revenue growth. The increased expenses included $388,000 related to expenses recorded for guarantee claims under the Carefree Rental Guarantee.

Product Development

	Three Months Ended September 30,
	2012		2011		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Product development	$11,034	15.1%	$8,650	14.2%	$2,384	27.6%
Capitalized software development costs	1,458	2.0	1,187	1.9	271	22.8

Total product and technology costs expensed and capitalized	$12,492	17.1%	$9,837	16.1%	$2,655	27.0%

	Nine Months Ended September 30,
	2012		2011		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Product development	$31,060	14.9%	$24,089	14.0%	$6,971	28.9%
Capitalized software development costs	4,282	2.1	3,532	2.1	750	21.2

Total product and technology costs expensed and capitalized	$35,342	17.0%	$27,621	16.1%	$7,721	28.0%

For the Three Months Ended September 30, 2012

Product development expense was $11.0 million in the three months ended September 30, 2012, compared to $8.6 million in the three months ended September 30, 2011, an increase of $2.4 million, or 27.6%. A large part of the increase was due to a $1.7 million increase in salaries, benefits, bonuses and related expenses (including non-cash stock compensation), offset by an increase in capitalized software costs of $271,000. At September 30, 2012, we had 55 additional employees in product development compared to September 30, 2011. Overall increases in headcount also drove higher facilities and depreciation expense of $162,000 in the three months ended September 30, 2012. Contracting expense increased $567,000 in the three months ended September 30, 2012, compared to the three months ended September 30, 2011, due to increased use of outsourced technology resources.

For the Nine Months Ended September 30, 2012

Product development expense was $31.1 million in the nine months ended September 30, 2012, compared to $24.1 million in the nine months ended September 30, 2011, an increase of $7.0 million, or 28.9%. A large part of the increase was due to a $5.1 million increase in salaries, benefits, bonuses and related expenses (including non-cash stock compensation), offset by an increase in capitalized software costs of $750,000. Overall increases in headcount also drove higher facilities and depreciation expense of $491,000 in the nine months ended September 30, 2012. Contracting expense increased $1.6 million in the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011, due to increased use of outsourced technology resources.

Sales and Marketing

	Three Months Ended September 30,
	2012		2011		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Sales and marketing	$22,492	30.8%	$17,851	29.2%	$4,641	26.0%

	Nine Months Ended September 30,
	2012		2011		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Sales and marketing	$71,300	34.1%	$61,129	35.6%	$10,171	16.6%

For the Three Months Ended September 30, 2012

Sales and marketing expense was $22.5 million in the three months ended September 30, 2012, compared to $17.9 million in the three months ended September 30, 2011, an increase of $4.6 million, or 26.0%. Salaries, benefits, bonuses and related expenses (including non-cash stock compensation) increased $1.4 million in the three months ended September 30, 2012, due primarily to an increase in the number of our employees. At September 30, 2012, we had 68 additional employees in sales and marketing compared to September 30, 2011. In the three months ended September 30, 2012, direct marketing expenses increased by $2.3 million due to higher expenses associated with global branding efforts, affiliate marketing and pay-per-click advertising. Facilities and depreciation expenses allocated to sales and marketing increased by $221,000 and subscription and maintenance expense increased by $279,000.

For the Nine Months Ended September 30, 2012

Sales and marketing expense was $71.3 million in the nine months ended September 30, 2012, compared to $61.1 million in the nine months ended September 30, 2011, an increase of $10.2 million, or 16.6%. Salaries, benefits, bonuses and related expenses (including non-cash stock compensation) increased $4.3 million in the nine months ended September 30, 2012, due primarily to an increase in the number of our employees. In the nine months ended September 30, 2012, direct marketing expenses increased by $4.1 million due to higher expenses associated with global branding efforts, affiliate marketing and pay-per-click advertising. Facilities and depreciation expenses allocated to sales and marketing increased by $534,000 and subscription and maintenance expense increased by $777,000.

General and Administrative

	Three Months Ended September 30,
	2012		2011		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
General and administrative	$14,547	19.9%	$12,700	20.8%	$1,847	14.5%

	Nine Months Ended September 30,
	2012		2011		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
General and administrative	$42,036	20.1%	$34,386	20.0%	$7,650	22.2%

For the Three Months Ended September 30, 2012

General and administrative expense was $14.5 million in the three months ended September 30, 2012, compared to $12.7 million in the three months ended September 30, 2011, an increase of $1.8 million, or 14.5%. Salaries, benefits, bonuses and related expenses (including non-cash stock compensation) increased by $1.6 million in the three months ended September 30, 2012, compared to the three months ended September 30, 2011. At September 30, 2012, we had 44 additional employees and executives in operations, finance, human resources, legal and various IT areas compared to the number of operations, finance, human resources, legal and various IT personnel at September 30, 2011. Consulting, contracting and other legal expenses increased by $686,000 in the three months ended September 30, 2012. In addition, other operating tax expenses decreased by $427,000 in the three months ended September 30, 2012, .

For the Nine Months Ended September 30, 2012

General and administrative expense was $42.0 million in the nine months ended September 30, 2012, compared to $34.4 million in the nine months ended September 30, 2011, an increase of $7.7 million, or 22.2%. Salaries, benefits, bonuses and related expenses (including non-cash stock compensation) increased by $5.2 million in the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011. Correspondingly to the increase in headcount, recruiting fees increased by $377,000 in the nine months ended September 30, 2012. Equipment expenses increased by $684,000 in the nine months ended September 30, 2012 to support the overall growth of the business. Consulting, contracting and other legal expenses increased by $798,000 in the three months ended September 30, 2012. In addition, other operating tax expenses increased by $205,000 in the nine months ended September 30, 2012.

Amortization

	Three Months Ended September 30,
	2012		2011		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Amortization expense	$3,298	4.5%	$3,053	5.0%	$245	8.0%

	Nine Months Ended September 30,
	2012		2011		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Amortization expense	$9,028	4.3%	$8,853	5.2%	$175	2.0%

For the Three Months Ended September 30, 2012

Amortization expense was $3.3 million in the three months ended September 30, 2012, compared to $3.1 million in the three months ended September 30, 2011, an increase of $245,000, or 8.0%. The increase in our amortization expense in the three months ended September 30, 2012 was due to an increase of $369,000 resulting from identifiable intangible assets from recent acquisitions combined with an increase of $567,000 as a result of amortizing certain previously indefinite lived intangible assets, offset by a decrease of $541,000 resulting from certain identifiable intangible assets from prior acquisitions becoming fully amortized. The remaining decrease is largely due to foreign exchange rate impacts on continued amortization of existing intangible assets.

For the Nine Months Ended September 30, 2012

Amortization expense was $9.0 million in the nine months ended September 30, 2012, compared to $8.9 million in the nine months ended September 30, 2011, an increase of $175,000, or 2.0%. The increase in our amortization expense in the nine months ended September 30, 2012 was due to an increase of $902,000 resulting from identifiable intangible assets from recent acquisitions combined with an increase of $1.1 million as a result of amortizing certain previously indefinite lived intangible assets, offset by a decrease of $1.6 million resulting from certain identifiable intangible assets from prior acquisitions becoming fully amortized. The remaining decrease is largely due to foreign exchange rate impacts on continued amortization of existing intangible assets.

Other Income (Expense)

	Three Months Ended September 30,
	2012		2011		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Other income (expense)	$384	0.5%	$(1,622)	(2.7)%	$2,006	123.7%

	Nine Months Ended September 30,
	2012		2011		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Other income (expense)	$(1,517)	(0.7)%	$(1,895)	(1.1)%	$378	19.9%

For the Three Months Ended September 30, 2012

Other income (expense) includes approximately $8,000 in gains from foreign currency related transactions for the three months ended September 30, 2012, compared to losses of $1.7 million in the three months ended September 30, 2011. These gains consist primarily of the remeasurement of intercompany loans and other assets and liabilities denominated in foreign currencies, including gains/losses recognized on forward contracts. We enter into forward contracts with the intention to offset foreign currency impact on certain of our intercompany loans. These gains were in addition to interest income of $275,000 during the three months ended September 30, 2012, compared to $124,000 in the three months ended September 30, 2011.

For the Nine Months Ended September 30, 2012

Other income (expense) includes approximately $2.3 million in losses from foreign currency related transactions for the nine months ended September 30, 2012, compared to losses of $2.2 million in the nine months ended September 30, 2011. The increase in the amount of losses in the nine months ended September 30, 2012 was primarily caused by the weakening of the Euro. These losses were partially offset by interest income of $684,000 during the nine months ended September 30, 2012, compared to $240,000 in the nine months ended September 30, 2011.

Income Taxes

	Three Months Ended September 30,
	2012		2011		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Income tax expense	$(5,708)	(7.8)%	$(6,072)	(9.9)%	$364	(6.0)%

	Nine Months Ended September 30,
	2012		2011		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Income tax expense	$(10,389)	(5.0)%	$(9,434)	(5.5)%	$(955)	10.1%

For the Three Months Ended September 30, 2012

Our income tax expense was $5.7 million for the three months ended September 30, 2012, compared to an expense of $6.1 million for the three months ended September 30, 2011, a decrease of 6.0%. The expense in the three months ended September 30, 2012 is primarily due to tax expense of $6.3 million determined using our estimated annual effective tax rate of 58.8% offset by certain discrete benefits. The estimated annual effective tax rate at September 30, 2012 differed from the statutory rate primarily due to non-deductible stock-based compensation charges, tax reserves recorded, state taxes and the effect of different statutory rates in foreign jurisdictions. The expense in the three months ended September 30, 2011 was primarily due to tax expense of $5.7 million determined using our estimated annual effective tax rate of 65.1%. The estimated annual effective tax rate at September 30, 2011 differed from the statutory rate primarily due to non-deductible stock-based compensation charges and the effect of different statutory rates in foreign jurisdictions.

For the Nine Months Ended September 30, 2012

Our income tax expense was $10.4 million for the nine months ended September 30, 2012, compared to an expense of $9.4 million for the nine months ended September 30, 2011, an increase of 10.1%. The expense in the nine months ended September 30, 2012 is primarily due to tax expense of $12.2 million determined using our estimated annual effective tax rate of 58.8%, offset by a benefit of $1.8 million due to disqualifying dispositions booked discreetly in each of the corresponding quarters. The estimated annual effective tax rate at September 30, 2012 differed from the statutory rate primarily due to non-deductible stock-based compensation charges, tax reserves recorded, state taxes and the effect of different statutory rates in foreign jurisdictions. The expense in the nine months ended September 30, 2011 was primarily due to tax expense of $10.3 million determined using our estimated annual effective tax rate of 65.1%, offset by the release in the fiscal quarter ended March 31, 2011 of reserves for uncertain tax positions for completed audits of two of our foreign subsidiaries of $1.3 million. The estimated annual effective tax rate at September 30, 2011 differed from the statutory rate primarily due to non-deductible stock-based compensation charges and the effect of different statutory rates in foreign jurisdictions.

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

The following table presents a reconciliation of net income to Adjusted EBITDA (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$5,155	$2,733	$10,412	$6,434
Add:
Depreciation and amortization	6,246	5,264	17,065	15,073
Stock-based compensation	7,410	5,964	19,556	17,179
Interest income	(275)	(124)	(684)	(240)
Foreign exchange expense	(7)	1,725	2,285	2,160
Income tax expense (benefit)	5,708	6,072	10,389	9,434

Adjusted EBITDA	$24,237	$21,634	$59,023	$50,040

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

The following table presents a summary of cash flows and a reconciliation of cash flows from operating activities to free cash flows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Cash provided by operating activities	$15,712	$17,004	$70,651	$57,471
Excess tax benefit from stock-based compensation	4,814	700	$7,344	1,041
Capital expenditures	(3,369)	(3,119)	(14,641)	(8,904)

Free cash flow	$17,157	$14,585	$63,354	$49,608

We define pro forma net income as our net income (loss) plus the after-tax effect of stock-based compensation expense and amortization of intangible assets, utilizing an effective tax rate of 35%. The income tax effect of adjustments to pro forma net income assists investors in understanding the tax provision related to those adjustments and the effective tax rate of 35% related to ongoing operations.

The following table presents a reconciliation of net income to pro forma net income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$5,155	$2,733	$10,412	$6,434
Add:
Stock-based compensation	7,410	5,964	19,556	17,179
Amortization expense	3,298	3,053	9,028	8,853
Related tax effect	(3,747)	(3,156)	(10,004)	(9,111)

Pro forma net income	$12,116	$8,594	$28,992	$23,355

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

Supplemental Financial Information

The following tables present stock-based compensation and depreciation included in the respective line items in our Consolidated Statements of Operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Stock-based compensation:
Cost of revenue	$831	$425	$1,742	$1,314
Product development	1,538	1,292	3,973	3,628
Sales and marketing	1,654	1,361	4,963	4,542
General and administrative	3,387	2,886	8,878	7,695

Total	$7,410	$5,964	$19,556	$17,179

Depreciation:
Cost of revenue	$979	$696	$2,685	$1,998
Product development	654	510	1,774	1,392
Sales and marketing	919	721	2,510	2,049
General and administrative	396	284	1,068	781

Total	$2,948	$2,211	$8,037	$6,220

Liquidity and Capital Resources

From our incorporation in 2004 until September 30, 2012, we financed our operations and acquisitions primarily through private placements of our capital stock and bank borrowings, which have been fully repaid, and from cash flows from operations. On July 5, 2011, we completed our initial public offering, which generated net proceeds of approximately $146.2 million, after deducting underwriting discounts and other expenses incurred for the sale of our common stock. As of September 30, 2012, our cash, cash equivalents and short-term investments totaled $244.2 million, compared to $184.0 million at December 31, 2011. At September 30, 2012, this amount included assets held in certain of our foreign operations totaling approximately $61.3 million. If these assets were distributed to the U.S., we may be subject to additional U.S. taxes in certain circumstances. We actively monitor the third-party depository institutions and money market funds that hold these assets, primarily focusing on the safety of principal and secondarily maximizing yield on these assets. We diversify our cash and cash equivalents and investments among various financial institutions and money market funds in order to reduce our exposure should any one of these financial institutions or money market funds fail or encounter difficulties. To date, we have not experienced any material loss or lack of access to our invested cash, cash equivalents or short-term investments; however, we can provide no assurances that access to our invested cash, cash equivalents or short-term investments will not be impacted by adverse conditions in the financial markets. We have funds in our operating accounts that are deposited with third party financial institutions. These balances in the U.S. may exceed the Federal Deposit Insurance Corporation (FDIC) insurance limits. While we monitor the cash balances in our operating accounts, these cash balances could be adversely impacted if the underlying financial institutions fail and could be subject to other adverse conditions in the financial markets.

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2012	2011
	(in thousands)
Consolidated Statements of Cash Flow Data:
Net cash provided by operating activities	$70,651	$57,471
Net cash used in investing activities	(57,664)	(3,933)
Net cash provided by financing activities	29,328	52,194
Effect of exchange rate changes on cash	414	(1,186)

Net increase in cash and cash equivalents	42,729	104,546
Cash and cash equivalents at beginning of period	118,208	65,697

Cash and cash equivalents at end of period	$160,937	$170,243

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $70.7 million in the nine months ended September 30, 2012 compared to $57.5 million in the comparable prior year period, representing an increase of $13.2 million, or 22.9%.

A key driver of our cash from operations is the upfront collection of fees for new and renewed listing subscriptions. In the nine months ended September 30, 2012, cash was generated primarily through an increase in new and renewed listing subscriptions, resulting in higher upfront collection of listing fees and increased deferred revenue of $21.9 million in the changes in operating assets and liabilities. During the nine months ended September 30, 2012, we generated net income of $10.4 million. Included in our net income was depreciation expense of $8.0 million, amortization expense of $9.0 million, non-cash stock-based compensation of $19.6 million, and a decrease in non-cash deferred income taxes of $3.7 million. Net income, excluding these non-cash reductions, contributed $43.3 million to cash provided by operating activities.

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

Net Cash Used in Investing Activities

Net cash used in investing activities was $57.7 million in the nine months ended September 30, 2012 compared to net cash used of $3.9 million in the comparable period in the prior year, representing an increase of $53.7 million, or 1,366.2%. Our investing activities reflect acquisitions we have made as well as capital expenditures and changes in our short-term investments. We may have acquisitions in the future that could have a material impact on our cash flows and operations.

During the nine months ended September 30, 2012, we invested $16.1 million, net of cash acquired, for the acquisition of Top Rural S.L. in Spain. Additionally, we invested $6.4 million for a non-controlling equity investment in a private company. Capital expenditures were $14.6 million and included $4.3 million in capitalized software development costs. Purchases of short-term investments, net of proceeds received from the sale of short-term investments, were $19.0 million and cash outflows related to the net settlement of foreign currency forwards were $1.9 million.

During the nine months ended September 30, 2011, we invested $4.7 million, net of cash acquired, for the acquisitions of realholidays.com.au and Second Porch, Inc. Capital expenditures were $8.9 million and included $3.5 million in capitalized software development costs. Proceeds received from the sale of short-term investments during the nine months ended September 30, 2011 were $10.0 million.

As our business expands, we expect to continue to invest in new equipment and software for employees, for product development and to support the hosting of our websites. As we expand our facilities, we intend to purchase furniture and fixtures and invest in leasehold improvements. Our planned capital expenditures are not expected to exceed $19.0 million for the year ended December 31, 2012.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $29.3 million in the nine months ended September 30, 2012, compared to $52.2 million in the comparable prior year period, representing a decrease of $22.9 million, or 43.9%.

Cash provided by financing activities in the nine months ended September 30, 2012 was primarily comprised of proceeds from the exercise of stock options to purchase common stock. Additionally, in the period ended September 30, 2012, approximately $7.3 million of cash provided was related to excess tax benefits from stock-based compensation.

Cash provided by financing activities in the nine months ended September 30, 2011 was comprised of $146.3 million of proceeds we received from the sale of shares of our common stock by us in our initial public offering, net of underwriting discount and offering expenses. We did not receive any proceeds from the sale of shares by the selling stockholders in our initial public offering. With the proceeds of the offering, we redeemed our outstanding shares of Series A and B preferred stock, for $55.8 million and $9.2 million, respectively, as well as paid in full all accrued but unpaid dividends on our outstanding shares of Series C preferred stock, which totaled $32.9 million.

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

As of September 30, 2012, we have 135,000 Euros held in restricted cash to protect the bank from default on credit cards used in our operations, 100,000 Australian dollars in restricted cash as a draft guarantee for our payroll provider in Australia and 200,000 Swiss francs in restricted cash to support a bank guarantee related to our new European headquarters lease in Geneva, Switzerland. As we enter into new leases and as we make changes to our credit card merchants and acquiring banks, we may have increases to restricted cash and deposits.

As of September 30, 2012, we have reserved $5.8 million for uncertain tax positions, including interest and penalties. We expect to pay $0.5 million of this balance in the fourth quarter of 2012 in settlement of an audit that closed during the second quarter of 2012. We are unable to make a reasonably reliable estimate as to when or if cash settlement with taxing authorities will occur for the remaining balance of the unrecognized tax benefits. For additional information regarding uncertain tax positions, see Note 11 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of our Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

During the nine months ended September 30, 2012, we did not, and we do not currently, have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

Item 3:	Quantitative and Qualitative Disclosures About Market Risk

Foreign currency exchange risk. We have subsidiaries in the United Kingdom, France, Germany, Switzerland, The Netherlands, Spain, Australia and Brazil. Our subsidiaries generally use the local currency as their functional currency, which we translate into U.S. dollars for consolidation.

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates involving the Euro, the British pound, the Brazilian Reais, the Swiss Franc and the Australian dollar. We currently enter into forward contracts to hedge fluctuations in the value of certain intercompany debt denominated in foreign currencies but do not enter into any other derivative financial instruments for trading or speculative purposes. Fluctuations in currency exchange rates could harm our business in the future. Because we conduct a significant and growing portion of our business outside the United States but report our results in U.S. dollars, we face exposure to adverse movements in currency exchange rates, which may cause our revenue and operating results to differ materially from expectations. In addition, the results of operations of many of our internationally focused websites are exposed to foreign exchange rate fluctuations as the financial results of the applicable subsidiaries are translated from the local currency into U.S. dollars upon consolidation. A decline in the U.S. dollar relative to foreign currencies would increase our non-U.S. revenue and improve our operating results. Conversely, if the U.S. dollar strengthens relative to foreign currencies, our revenue and operating results would be adversely affected. The effect of an immediate 10% adverse change in exchange rates on foreign denominated cash and receivables as of September 30, 2012, would result in a loss of approximately $0.4 million and a reduction in value on the balance sheet of approximately $6.6 million.

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

We have a non-controlling equity investment in a privately-held company in China. Since our ownership interest is less than 20 percent and we do not have the ability to exert significant influence, we account for this non-marketable equity investment using the cost method of accounting. As of September 30, 2012, the carrying value of this investment was $6.4 million.

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

Since our inception, we have experienced rapid growth. As our operations have expanded, we have grown from 87 employees at December 31, 2005 to 1,170 employees at September 30, 2012, of whom 448 were located outside the United States. Our business is becoming increasingly complex, especially in light of the number of acquisitions we have integrated and are in the process of integrating, our limited operating history and our reliance on multiple websites and brands that are currently supported on several different technology platforms. This complexity and our rapid growth have demanded, and will continue to demand, substantial resources and attention from our management. We expect to continue to increase headcount and to hire more specialized personnel in the future as we grow our business. We will need to continue to hire, train and manage additional qualified website developers, software engineers, client and account services personnel, and sales and marketing staff and improve and maintain our technology to properly manage our growth. If our new hires perform poorly, if we are unsuccessful in hiring, training, managing and integrating these new employees or if we are not successful in retaining our existing employees, our business may be harmed.

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

As our operations have expanded, we have acquired businesses or established offices around the world. As of September 30, 2012, we maintained offices in the United States, France, the United Kingdom, Germany, Brazil, Switzerland, Spain and Australia. We have limited experience in operating in some foreign jurisdictions and are making significant investments to build our international operations. We plan to continue our efforts to expand globally, including the acquisition of international businesses and establishment of foreign offices in jurisdictions where we do not currently operate. Managing a global organization is difficult, time consuming and expensive and any international expansion efforts that we may undertake may not be successful. In addition, conducting international operations subjects us to risks that we generally do not face in the United States. These risks include:

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

Because we conduct a significant portion of our business outside the United States but report our results in U.S. dollars, we face exposure to adverse movements in currency exchange rates, which may cause our revenue and operating results to differ materially from expectations. In addition, the results of operations of many of our internationally focused websites are exposed to foreign exchange rate fluctuations as the financial results of the applicable subsidiaries are translated from the local currency into U.S. dollars upon consolidation. A decline in the U.S. dollar relative to foreign currencies would increase our non-U.S. revenue, when translated into U.S. dollars. Conversely, if the U.S. dollar strengthens relative to foreign currencies, our revenue would be adversely affected. Our operating results could be negatively impacted depending on the amount of expense denominated in foreign currencies. Revenue in the three and nine months ended September 30, 2012 was negatively impacted by foreign currency translation of approximately $2.6 million and $6.0 million, respectively, while revenue in the three and nine months ended September 30, 2011 was positively impacted by foreign currency translation of approximately $1.8 million and $4.4 million, respectively. As exchange rates vary, revenue, cost of revenue, operating expenses and other operating results, when translated, may differ materially from expectations. In addition, our revenue and operating results are subject to fluctuation if our mix of U.S. and foreign currency denominated transactions and expenses changes in the future. In addition, we maintain intercompany loans and payables which are subject to translation losses due to foreign exchange fluctuation. We may enter into hedging arrangements in order to manage foreign currency translation but such activity may not completely eliminate fluctuations in our operating results.

If we do not adequately protect our intellectual property, our ability to compete could be impaired.

Our intellectual property includes the content of our websites, our registered domain names, our registered and unregistered trademarks and our patents and patent applications. We believe that our intellectual property is an essential asset of our business and that our HomeAway.com, VRBO.com, VacationRentals.com, Homelidays.com, HomeAway.co.uk, Abritel.fr, Fewo-Direkt.de, AlugueTemporada.com.br, BedandBreakfast.com, Escapia.com, InstantSoftware.com and other domain names and our technology infrastructure currently give us a competitive advantage in the online market for vacation rental listings. If we do not adequately protect our intellectual property, our brand and reputation could be harmed, property owners, managers and travelers could devalue the content of the websites comprising our online marketplace, and our ability to compete effectively would be impaired.

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

As of September 30, 2012, we had six patent applications and no issued patents, and no patents may issue with respect to our current or potential patent applications. Any future patents issued to us may be challenged, invalidated or circumvented, may not provide sufficiently broad protection or may not prove to be enforceable in actions against alleged infringers. Furthermore, effective patent, trademark, copyright and trade secret protection may not be available in every country in which our products are available over the Internet. In addition, the legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain and still evolving.

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

As of September 30, 2012, our executive officers, directors, current five percent or greater stockholders and affiliated entities together beneficially own approximately 54.2% of our common stock outstanding. As a result, these stockholders, acting together, may be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership could limit other stockholders’ ability to influence corporate matters and may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if such a change of control would benefit our other stockholders. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders.

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

There have been no material changes in the planned use of proceeds from the Company’s IPO from that described in the final prospectus filed with the SEC pursuant to Rule 424(b) on June 28, 2011. With the proceeds of the offering, the Company redeemed its outstanding shares of Series A and B preferred stock for $55.8 million and $9.2 million, respectively, as well as paid in full all accrued but unpaid dividends on its outstanding shares of Series C preferred stock, which totaled $32.9 million. In addition, during the nine months ended September 30, 2012, the Company invested $16.1 million, net of cash acquired, for the acquisition of Top Rural S.L. in Spain and $6.4 million for a non-controlling equity investment in a private company in China.

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

HOMEAWAY, INC.

Dated: November 7, 2012	By:	/s/ Lynn Atchison
Lynn Atchison
Chief Financial Officer and Secretary

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation, as currently in effect	S-1	333-172178	3.2	March 11, 2011

3.2	Amended and Restated Bylaws, as currently in effect	S-1	333-172178	3.4	March 11, 2011

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Furnished herewith.
**	XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.