Form 10-K
period 2012-12-31
HOMEAWAY INC
filed 2013-02-27
CIK 1366684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

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

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Based on the closing price of the registrant’s common stock on the last business day of the registrant’s most recently completed second fiscal quarter, which was June 30, 2012, the aggregate market value of its shares held by non-affiliates on that date was approximately $709,023,000.

On February 20, 2013, 83,668,803 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held in 2013, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

Form 10-K

For the Fiscal Year Ended December 31, 2012

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

Item 1. Business.

Overview

HomeAway, Inc. and its subsidiaries (“HomeAway,” the “Company,” “we,” “us” and “our”) operate the world’s largest online marketplace for the vacation rental industry. Vacation rentals are fully furnished, privately owned residential properties, including homes, condominiums, villas and cabins, that property owners and managers rent to the public on a nightly, weekly or monthly basis. Our marketplace brings together millions of travelers seeking vacation rentals online with hundreds of thousands of property owners and managers of vacation rental properties located in 171 countries around the world. As of December 31, 2012, we operated our online marketplace through 44 websites in 13 languages. In 2012, according to our internal metrics, our websites attracted approximately 600 million website visits. As of December 31, 2012, our global marketplace included more than 710,000 paid listings of vacation rentals.

Our portfolio includes the leading vacation rental websites HomeAway.com, VRBO.com and VacationRentals.com in the United States; HomeAway.co.uk and OwnersDirect.co.uk in the United Kingdom; HomeAway.de in Germany; Abritel.fr and Homelidays.com in France; HomeAway.es and Toprural.com in Spain; AlugueTemporada.com.br in Brazil; and HomeAway.com.au in Australia.

In addition, we operate BedandBreakfast.com, the most comprehensive global site for finding bed and breakfast properties, providing travelers with another source for unique lodging alternatives to hotels, and HomeAway Software for Professionals at software.HomeAway.com, to offer software solutions to property managers and innkeepers.

Our ambition is to make every vacation rental in the world available to every traveler in the world through our online marketplace. Our online marketplace serves two major constituents: property owners and managers on one side and travelers on the other. Property owners and managers pay listing fees, which are typically annual subscriptions, to provide detailed listings of their properties on our websites and reach a broad audience of travelers seeking vacation rentals. Travelers visit our marketplace at no charge and are able to search and compare our large and detailed inventory of paid listings to find vacation rentals meeting their requirements.

Historically, we have derived substantially all of our revenue from the sale of paid subscription listings on our websites to property owners and professional property managers. However, we also generate revenue from the sales of services provided to travelers, email and telephone leads to property managers, Internet display-based advertising on our websites, property management software licenses and related maintenance and BedandBreakfast.com gift cards. In addition, we generate revenue from commissions earned through transactions with partners who provide products and services such as advertising the properties of our property owners and managers on their websites, insurance products and payment processing services.

The global vacation rental industry is large and growing, but also fragmented and inefficient. As we have grown, we have benefited by the network effect of having both a broad selection of vacation rental listings and a large audience of travelers. The broad selection of vacation rental listings attracts more travelers and the large audience of travelers in turn attracts more vacation rental listings from property owners and managers. The broad selection of listings helps travelers find the right vacation rental property and the large audience of travelers helps property owners and managers ensure their properties are booked.

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

Products and Services

Products and Services for Property Owners and Managers

Paid Listings. Paid listings accounted for 84.9%, 86.6% and 91.1% of our revenue in 2012, 2011 and 2010, respectively and reflect our development of additional revenue sources. Generally, paid listings are purchased in advance by property owners or managers as a form of advertising to promote their vacation rentals to prospective travelers on one or more of our websites, typically for one year. Paid listings appear in search results on our websites when travelers search for vacation rentals based on traveler search criteria. On our websites that offer tiered pricing to our property owners and managers, we generally offer five pricing levels – classic, bronze, silver, gold or platinum. Property owners and managers can pay for higher search results placement, however the results may also be sorted by the traveler based on location, type of property, size or other criteria. A paid listing includes a set of tools for the property owner or manager which enables them to manage an availability calendar, reservations, inquiries and the content of the listing. These tools allow the property owner or manager to create the listing by uploading photographs, text descriptions or lists of amenities, a map showing the location of the property, and property availability, all of which can be updated throughout the term of the subscription. Each listing provides travelers the ability to use email or other methods to contact property owners.

ReservationManager™. ReservationManager includes tools and services to help property owners and managers run their vacation rental businesses more efficiently. ReservationManager enables property owners and managers to respond to and manage inquiries, prepare and send rental quotes and payment invoices, allow travelers to book online, including being able to enter into rental agreements with travelers online, and process online payments via Visa, MasterCard, Discover or eCheck. Additionally, through ReservationManager, property owners and managers can provide value-added products to travelers for purchase such as property damage protection. ReservationManager is provided at no additional charge to property owners and managers with listings on HomeAway.com, VRBO.com, HomeAway.co.uk , HomeAway.de and Abritel.fr, and we expect to offer this product to other websites in the coming years. Property owners and managers that elect to process online payments using ReservationManager are subject to a transaction fee.

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

Performance-Based Listings. We offer property managers with large inventories of vacation rentals the opportunity to post listings for no initial up-front fees and, instead, pay us fees based on the number of inquiries or reservations that result from their listing on our websites. As of December 31, 2012, we provide pay-for-booking listings for some property managers and owners that also list their properties with our third party partners. When a traveler finds and books one of such properties on one of our partner’s websites, we earn a commission on that booking. We expect to launch pay-for-booking listings on a larger scale on some of our websites during 2013, which will enable property owners and managers to list their properties without paying a subscription fee and instead pay us a commission on the booking.

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

Third-Party Services. Through third parties, we offer property owners and managers several ancillary products and services on selected websites. These products and services include credit card merchant accounts, trip insurance and property damage protection, and tax return services. These services are sometimes integrated into ReservationManager and our other property owner and manager tools. We generally receive a percentage of the revenue generated from the sale of these third-party products and services through our websites.

BedandBreakfast.com Redistribution. Through our professional software for bed and breakfasts and professional property managers, we make selected, online e-bookable properties available to online travel agencies, including Expedia, Travelocity and Priceline, as well as channel partners such as FlipKey.com and PackLate.com. We receive a percentage of the transaction value or a fee from the property manager for making this inventory available to these channel partners.

Property Owner and Manager Community. We provide resources for property owners and managers to seek advice and obtain answers to optimize their business. These resources include a community site, email newsletters, online forums and online seminars. Through these resources, we provide helpful information to property owners and managers on topics such as building a better listing, methods for increasing bookings, tips on managing the vacation rental process, safeguards against fraud, vacation rental regulations and other relevant industry news. We also provide sample contracts, forms and checklists without charge for use by property owners and managers.

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

Traveler Login. Travelers are able to create accounts that enable them to log in to certain of our websites. Travelers can then send inquiries to property owners and managers without having to fill in their information for each inquiry. They can also benefit from other features such as the ability to save lists of favorite properties and send them to family and friends.

Trust and Security. We review new listings selectively for content, appropriateness, and quality of description. Using a combination of technology and human review, listings are screened for indications of illegitimacy or fraud with the goal of providing only accurate and trustworthy information to travelers. Travelers who find and book a property listed on our websites may register their trips to qualify for fraud protection under our “Basic Rental Guarantee,” which provides them with financial protection up to certain established limits if the property found on our website is illegitimate, not as advertised, or not available to the traveler upon check-in, and, as a result, the traveler incurs a financial loss.

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

Value-Added Services

We offer the following value-added services to property owners and managers as well as to travelers.

Carefree Rental Guarantee. In addition to the Basic Rental Guarantee described above, which is offered at no cost to travelers, we offer a Carefree Rental Guarantee in the United States for a fee, which provides additional financial protection against fraud if the property found on our website is illegitimate, not as advertised, or not available to the traveler upon check-in, and, as a result, the traveler incurs a financial loss.

Insurance Products. We have contracted with third party insurance providers to offer travelers insurance products for purchase to protect against unexpected events relating to their trips, such as property damage protection, trip cancellation protection, personal liability, medical fees and legal expenses.

Tax Filing Services. To assist our property owners and managers in complying with applicable tax regulations, we contract with a third party in the United States to provide tax preparation and filing services for our property owners and managers.

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

Competition

The market to provide listing, searching and marketing services for the vacation rental industry is highly competitive and fragmented with limited barriers to entry. Each of the services that we provide to property owners, managers and travelers is currently available to property owners, managers and travelers by other companies that compete with us. Furthermore, vacation rentals are not typically marketed exclusively through any single channel and our listing agreements are not typically exclusive. Accordingly, our competitors could aggregate a set of listings similar to ours. We believe we compete primarily on the basis of the quantity of our listings, the quality of the direct relationships we have with property owners and managers, the volume of travelers who visit our websites, the number of inquiries provided to our property owners and managers, the global diversity of the vacation rentals available on our websites, the quality of our websites, tools provided to our property owners and managers to assist them with their businesses, customer service, brand identity, the success of our marketing programs, and price.

Our principal competitors include:

•	other vacation rental listing websites, such as TripAdvisor.com and its affiliated websites, FlipKey.com and HolidayLettings.co.uk;

•	websites that list both rooms to rent as well as vacation rentals, such as Airbnb, Inc. and House Trip SA;

•	international professional property managers who charge a percentage of booking revenue for their services, such as Wyndam Worldwide Corp. and InterHome, AG;

•	hotels that offer larger rooms and amenities common in vacation rentals, such as Hyatt Vacation Clubs and Four Seasons Resorts;

•	websites that aggregate listings from property managers who advertise and take bookings on the behalf of property managers, such as VacationRoost;

•

online travel websites, such as those operated by Expedia, Inc., Hotels.com LP, Kayak Software Corporation, Orbitz, Inc., priceline.com Incorporated and Travelocity.com Inc., which have traditionally provided comprehensive travel services and may expand or are now expanding into the vacation rental category;

•	timeshare exchange companies, such as Interval International, Inc. and RCI, LLC;

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

This seasonality may not be readily apparent in our revenue due to the ratable recognition of listing revenue. However, the seasonality results in higher cash flows during the first quarter as most listings are annual and fully paid at the time the listing is purchased. As we introduce new products and services for property owners, managers and travelers, the seasonality of those transactions may vary from the seasonality of our listing sales. We also experience seasonality in the number of visitors to our websites, with the first quarter similarly having the highest number of visitors. This is reflected in our quarterly financial results when we add customer service staff and hosting capabilities to support the increase.

Technology and Infrastructure

We have developed proprietary systems architecture to create, maintain and operate our websites. This technology consists of internal development by our staff of designers, developers and engineers and software acquired or licensed from outside developers and companies. Our systems are designed to serve property owners, managers and travelers in an automated and scalable fashion. While we use a variety of technologies, the majority of our software systems are written in Java and .Net. Our product development expenses were $43.2 million, $32.7 million and $18.7 million in 2012, 2011 and 2010, respectively.

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

Intellectual Property

Our intellectual property includes the content of our websites, our registered domain names, our registered and unregistered trademarks and our patent applications. We believe that our intellectual property is an essential asset of our business and that our registered domain names and our technology infrastructure currently give us a competitive advantage in the online market for vacation rental listings. We rely on a combination of trademark, copyright and trade secret laws in the United States, Australia, Brazil, Canada, Latin America and Europe, as well as contractual provisions, to protect our proprietary technology and our brands. We currently have trademarks registered or pending in the United States, Europe and Canada for our name and certain words and phrases that we use in our business. We also rely on copyright laws to protect software relating to our websites and our proprietary technologies, although to date we have not registered for copyright protection. We have registered numerous Internet domain names related to our business in order to protect our proprietary interests. As of December 31, 2012 we had four patent applications and no issued patents. We also enter into confidentiality and invention assignment agreements with our employees and consultants and seek to control access to and distribution of our proprietary information in a commercially prudent manner. The efforts we have taken to protect our intellectual property may not be sufficient or effective, and, despite these precautions, it may be possible for other parties to copy or otherwise obtain and use the content of our websites without authorization. Please see the information under the heading “Risk Factors” under the caption “If we do not adequately protect our intellectual property, our ability to compete could be impaired.”

Employees

We employed 1,228 full-time and part-time employees at December 31, 2012. Additionally, we use independent contractors and temporary personnel to supplement our workforce, particularly on a seasonal basis. Although we have works councils and statutory employee representation obligations in certain countries, our employees are not represented by a labor union and we consider our employee relations to be good. Competition for qualified personnel in our industry has historically been intense, particularly for software engineers and developers, and other technical staff.

Segments

We operate as one operating segment consisting of products and services related to our online marketplace of rental listing websites. For a discussion of revenue, net income and total assets, see Part II, Item 8 of this Annual Report on Form 10-K.

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

Most of our revenue is generated when owners or managers of vacation rentals pay us listing fees to list and market vacation rentals to travelers who visit the websites comprising our marketplace. While we generate a small amount of revenue from other products and services on our websites targeted at property owners, managers and travelers, our success primarily depends on our ability to attract owners, managers, travelers and advertisers to our marketplace. If property owners and managers choose not to market their vacation rentals through our websites, or elect to list them with a competitor instead of listing with us, we may be unable to offer a sufficient supply and variety of vacation properties to attract travelers to our websites. If we are unable to attract travelers to our websites, advertisers may not purchase display advertising on our websites. Similarly, our volume of new listings and listing renewals may suffer if we are unable to attract travelers to our websites. The perceived usefulness of our online marketplace is likely to decline, and our revenue and net income could decrease materially as a result of any of these events.

Our business depends substantially on property owners and managers renewing their listings. Because we recognize listing revenue over the term of the applicable agreement, the lack of listing renewals may not immediately be reflected in our operating results.

Our business depends substantially on property owners and managers renewing their listings. Any decline in our listing renewals would harm our future operating results. Property owners and managers generally market their vacation rentals on our websites pursuant to annual listings with no obligation to renew them. We may be unable to predict future listing renewal rates accurately, and our renewal rates may decline materially or fluctuate as a result of a number of factors, including owners’ decisions to sell or cease renting their properties or to utilize the services of our competitors, or dissatisfaction with our pricing, products, services or websites. Property owners and managers may not establish or renew listings if we cannot generate visits from large numbers of travelers seeking and inquiring about vacation rentals.

In addition, from time to time we make changes that impact our customers, including changes to the features of listings available for purchase, the operation of website tools used by property owners and managers in the operation of their rental property and the pricing for the listings and features of our listings. While such changes may be intended to result in customer satisfaction, there can be no guarantee that the changes will perform as expected or that property owners and managers will react positively to the changes and they may choose not to renew their listings. For example, we offer different subscription levels on many of our websites and property owners and managers may not be satisfied with the subscription level they purchase. If property owners and managers do not renew their listings at all or at the same level or if we are forced to accept renewals on less favorable terms, our revenue may decline and our business will suffer. Moreover, some of our property owners and managers may live in states or countries that give subscribers the right to cancel their subscription agreements prior to the expiration of the terms of their agreements and receive refunds for the unused portions of their subscriptions, which can adversely affect our cash flows.

We recognize listing revenue ratably over the term of the applicable listing agreement, and the majority of our quarterly revenue represents revenue attributable to listings entered into during previous quarters. As a result, the effect of significant downturns in new listings or renewals of listings in a particular quarter may not be fully reflected in our results of operations until future periods. Our business model also makes it difficult for any rapid increase in new or renewed listings to increase our revenue in any one period because revenue from new and renewed listings must be recognized over the applicable listing term.

We are an early-stage company with a limited operating history and we operate in a rapidly changing industry, which make it difficult to evaluate our current business and future prospects and may increase the risk of your investment.

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

Our revenue, expenses, operating results and cash flows have fluctuated from quarter to quarter in the past and are likely to continue to do so in the future. These fluctuations are due to, or may result from, many factors, some of which are outside of our control and many of which are difficult to predict, including:

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

•	advertising costs for paid search keywords that we deem relevant to our business and the success and costs of our broad reach and online advertising and marketing initiatives;

•	costs related to acquisitions or licensing of, or investments in, products, services, technologies or other businesses and our ability to successfully integrate and manage these acquisitions;

•	the amount and timing of operating expenses and capital expenditures related to the expansion of our operations and infrastructure;

•	the timing of revenue and expenses related to the development or acquisition and integration of technologies, products or businesses;

•	the timing and success of changes in our pricing or services;

•	the introduction and performance of new products or services;

•	the introduction of new products or services by our competitors;

•	our ability to keep our websites operating without technical difficulties or service interruptions;

•

development of or increases in fraud impacting our property owners and managers and travelers attempting to rent from them, including theft of our property owners’ or managers’ online identities through phishing or other security breaches of the email or other systems of ours or our customers;

•	declines or disruptions in the travel industry, particularly in regions where we generate substantial revenue;

•	economic instability abroad and fluctuations in exchange rates;

•	changes in the timing of holidays or other vacation events;

•	litigation and settlement costs, including unforeseen attorneys’ fees and costs;

•	new accounting pronouncements and changes in accounting standards or practices, particularly any affecting the recognition of listing revenue or accounting for mergers and acquisitions; and

•	new laws or regulations, or interpretations of existing laws or regulations, that harm our business models or restrict the Internet, e-commerce, online payments, or online communications.

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

The online vacation rental market is rapidly evolving. If we fail to predict the manner in which our market develops, our business and prospects may suffer materially.

The market for online vacation rentals is relatively new and unproven with little data or research available regarding the market and industry in many of the geographies we serve. It is uncertain whether this market will continue to develop or if our services will achieve and sustain a level of demand and market acceptance sufficient for us to generate revenue, net income and free cash flow growth. Our success will depend to a substantial extent on the willingness of property owners and managers to use commercial online rental property listing services. Some property managers have developed and use their own proprietary online listing services and, therefore, may be reluctant or unwilling to use our websites to market their properties. Furthermore, some travelers and property owners and managers may be reluctant or unwilling to use online listing services because of concerns regarding the security of data, the potential for fraudulent activity, including phishing, or the integrity of the online marketplace. If property owners and managers do not perceive the benefits of marketing their properties online, then our market may not develop as we expect, or it may develop more slowly than we expect, either of which would significantly harm our business and operating results. Moreover, our success will depend on travelers’ use of our online marketplace to search, locate and rent vacation rentals, which will depend on their willingness to use the Internet and their belief in the integrity of our websites. In addition, since we operate in unproven and unstudied markets, we have limited insight into trends that may develop in those markets and may affect our business. We may make errors in predicting and reacting to other relevant business trends, which could harm our business.

If the businesses we have acquired or invested in do not perform as expected or we are unable to effectively integrate acquired businesses, our operating results and prospects could be harmed.

We have acquired 18 businesses and made one equity investment in a company since our inception. The businesses we have acquired or invested in may not perform as well as we expect. Failure to manage and successfully integrate recently acquired businesses and technologies could harm our operating results and our prospects. If the company we invested in does not perform well, our investment could become impaired and our financial results could be negatively impacted.

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

As our operations have expanded, we have acquired businesses or established offices around the world. As of December 31, 2012, we maintained offices in the United States, France, the United Kingdom, Germany, Brazil, Switzerland, Spain and Australia and operate websites in several additional countries. We have limited operating and e-commerce experience in many foreign jurisdictions and are making significant investments to build our international operations. We plan to continue our efforts to expand globally, including the acquisition of international businesses and establishment of foreign offices in jurisdictions where we do not currently operate. Managing a global organization is difficult, time consuming and expensive and any international expansion efforts that we may undertake may not be successful. In addition, conducting international operations subjects us to risks that we generally do not face in the United States. These risks include:

•	the cost and resources required to localize our services, which requires the translation of our websites into foreign languages and adaptation for local practices and regulatory requirements;

•

being subject to laws and regulations, including those laws governing Internet activities, email messaging, collection and use of personal information, ownership of intellectual property, taxation and other activities important to our online business practices, which are less developed and less predictable and which may restrict our business or ability to generate profits;

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

•

lack of familiarity with and the burden of complying with a wide variety of other foreign laws, legal standards and foreign regulatory, financial reporting and tax compliance requirements, which are subject to unexpected changes;

•	laws and business practices that favor local competitors or prohibit or limit foreign ownership of certain businesses;

•	challenges associated with joint venture relationships and minority investments, including dependence on our joint venture partners;

•	adapting to variations in payment forms from property owners, managers and travelers;

•

difficulties in managing and staffing international operations and establishing or maintaining operational efficiencies; difficulties in establishing and maintaining internal controls and adequate security over our data and systems;

•	fluctuations in currency exchange rates;

•	potentially adverse tax consequences, which may be difficult to predict, including the complexities of foreign value added tax systems and restrictions on the repatriation of earnings;

•	increased financial accounting and reporting burdens and complexities and difficulties in implementing and maintaining adequate internal controls;

•	political, social and economic instability abroad, terrorist attacks and security concerns in general;

•	the potential failure of financial institutions internationally;

•	reduced or varied protection for intellectual property rights in some countries; and

•	higher telecommunications and Internet service provider costs.

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

Since our inception, we have experienced rapid growth. As our operations have expanded, we have grown from 87 employees at December 31, 2005 to 1,228 employees at December 31, 2012, of whom 461 were located outside the United States. Our business is becoming increasingly complex, especially in light of the continued rapid evolution of our industry and e-commerce, our relatively limited operating history and our reliance on multiple websites throughout the world. This complexity and our rapid growth have demanded, and will continue to demand, substantial resources and attention from our management. We expect to continue to increase headcount and to hire more specialized personnel in the future as we grow our business. We will need to continue to hire, train and manage additional qualified website developers, software engineers, client and account services personnel, and sales and marketing staff and improve and maintain our technology to properly manage our growth. If our new hires perform poorly, if we are unsuccessful in hiring, training, managing and integrating these new employees or if we are not successful in retaining our existing employees, our business may be harmed.

Further, to accommodate our expected growth we must add new hardware and software and improve and maintain our technology, systems and network infrastructure. Failure to effectively upgrade our technology or network infrastructure to support the expected increased listing and traveler traffic volume could result in unanticipated system disruptions, slow response times or poor experiences for owners, managers or travelers. To manage the expected growth of our operations and personnel and to support our public company financial reporting and internal control requirements, we will need to continue to improve our transaction processing and reporting, operational and financial systems, procedures and controls. These improvements will be particularly challenging if we acquire new operations with different systems. Our current and planned personnel, systems, procedures and controls may not be adequate to support our future operations. If we are unable to expand our operations and hire additional qualified personnel in an efficient manner, it could adversely affect owner, manager or traveler satisfaction and cause our expenses to grow disproportionately relative to our revenue.

Changes in our effective tax rate could harm our future operating results.

We are subject to federal and state income taxes in the United States and in various foreign jurisdictions. Our provision for income taxes and our effective tax rate are subject to volatility and could be adversely affected by earnings being lower than anticipated in countries that have lower tax rates and higher than anticipated in countries that have higher tax rates; effects of certain non-tax deductible expenses, including those arising from the requirement to expense stock options; changes in the valuation of our deferred tax assets and liabilities; expiration of or lapses in the research and development tax credit laws; transfer pricing adjustments, including the effect of acquisitions on our intercompany research and development cost sharing arrangement and legal structure; adverse outcomes resulting from any tax audit; our ability to utilize our net operating losses and other deferred tax assets; changes in accounting principles or changes in tax laws and regulations, or the application of the tax laws and regulations, including possible U.S. changes to the taxation of earnings of our foreign subsidiaries, the deductibility of expenses attributable to foreign income, or the foreign tax credit rules. Significant judgment is required to determine the recognition and measurement attributes prescribed in the accounting guidance for uncertainty in income taxes. The accounting guidance for uncertainty in income taxes applies to all income tax positions, including the potential recovery of previously paid taxes, which if settled unfavorably could adversely impact our provision for income taxes.

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

dollars. Conversely, if the U.S. dollar strengthens relative to foreign currencies, our revenue would be adversely affected. Our operating results could be negatively impacted depending on the amount of expense denominated in foreign currencies. Revenue in the year ended December 31, 2012 was negatively impacted by foreign currency translation of approximately $6.5 million, while revenue in the year ended December 31, 2011 was positively impacted by foreign currency translation of approximately $4.1 million. As exchange rates vary, revenue, cost of revenue, operating expenses and other operating results, when translated, may differ materially from expectations. In addition, our revenue and operating results are subject to fluctuation if our mix of U.S. and foreign currency denominated transactions and expenses changes in the future. In addition, we maintain intercompany loans and payables which are subject to translation losses due to foreign exchange fluctuation. We may enter into hedging arrangements in order to manage foreign currency exposure but such activity may not completely eliminate fluctuations in our operating results.

Unfavorable changes in, or interpretations of, government regulations or taxation of the evolving vacation rental, Internet and e-commerce industries could harm our operating results.

We operate in markets throughout the world, in jurisdictions which have various regulatory and taxation requirements that can affect our operations or regulate the rental activity of property owners and managers. Since we began our operations in 2005, there have been, and continue to be, regulatory developments that affect the vacation rental industry and the ability of companies like us to list those vacation rentals online. For example, some municipalities have adopted ordinances that limit the ability of property owners to rent certain properties for fewer than 30 consecutive days and other cities have introduced or may introduce similar regulations. Some cities also have fair housing or other laws governing the way properties may be rented, which they assert apply to vacation rentals. Many homeowners, condominium and neighborhood associations have adopted rules that prohibit or restrict short-term vacation rentals. These and other similar developments could reduce the number of listings on our websites, which could harm our business and operating results.

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

Additionally, new, changed, modified or newly interpreted or applied tax laws, statutes, rules, regulations or ordinances could increase our property owners’ and managers’ and our compliance, operating and other costs, which could deter owners from renting their vacation properties, negatively affect our new subscription listings and renewals, or increase our cost of doing business. Any or all of these events could adversely impact our business and financial performance.

The market in which we participate is highly competitive, and we may be unable to compete successfully with our current or future competitors.

The market to provide listing, search and marketing services for the vacation rental industry is very competitive and highly fragmented. All of the services that we provide to property owners, managers and travelers, including listing and search, are provided separately or in combination to our current or potential customers by other companies that compete with us. Our current or new competitors may adopt aspects of our business model, which could reduce our ability to differentiate our services. Furthermore, listings in the vacation rental industry are not typically marketed exclusively through any single channel, and our listing agreements are not exclusive. Accordingly, our competitors could aggregate a set of listings similar to ours. Increased competition could result in a reduction in our revenue or the rate of our new listing acquisition, or the loss of existing listings or market share.

There are thousands of vacation rental listing websites in the United States and Europe that compete directly with us for listings, travelers, or both, such as AirBnB, @Leisure, InterHome, James Villas, TripAdvisor and Wyndham Worldwide. Many of these competitors offer free or heavily discounted listings or focus on a particular geographic location or a specific type of rental property. Some of them also aggregate property listings obtained through various sources, including the websites of property managers some of whom also market their properties on our websites.

Some websites operated by competitors address the wider fragmented travel lodging market, such as AirBnB, (worldwide) and HouseTrip (United Kingdom) or TravelMob (Southeast Asia), by listing both rooms or the owner’s primary home for short term rental. The properties offered by these individuals increase both the number of rental opportunities available to travelers and the competition for the attention of the traveler which could affect the number of people who use our websites. Some vacation rental property owners also list on these websites, and consequently these companies compete with us to some extent today and could become more significant competitors in the future.

We also compete with online travel websites, such as Expedia, Hotels.com, Kayak, Priceline, Booking.com, Orbitz and Travelocity, which have traditionally provided comprehensive travel services and some of whom are now expanding into the vacation rental category. We also compete with large Internet companies, such as craigslist, eBay, Google, MSN.com and Yahoo!, which provide listing or advertising services in addition to a wide variety of other products or services.

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

We believe we compete primarily on the basis of the quantity and quality of our listings, the quality of the direct relationships we have with property owners and managers, the volume of travelers who visit our websites, the number of inquiries provided to our property owners and managers, the global diversity of the vacation rentals available on our websites, the quality of our websites, customer service, brand identity, the success of our marketing programs, and price. If current or potential property owners, managers or travelers choose to use any of these competitive offerings in lieu of ours, our revenue could decrease and we could be required to make additional expenditures to compete more effectively. Any of these events or results would harm our business, operating results and financial condition.

Our business depends on retaining and attracting capable management and operating personnel.

Our success depends in large part on our ability to attract and retain high-quality management and operating personnel. For example, Brian H. Sharples, our Chief Executive Officer, and Carl G. Shepherd, our Chief Strategy and Development Officer, founded our company and have been instrumental in devising and implementing our strategies for growth as well as identifying and securing acquisition targets. Their in-depth knowledge of and deep relationships with the participants in our industry are extremely valuable to us. Our business also requires skilled technical and marketing personnel, who are in high demand and are often subject to competing offers. Competition for qualified employees is intense in our industry, and the loss of even a few qualified employees, or an inability to attract, retain and motivate additional highly skilled employees required for the planned expansion of our business could harm our operating results and impair our ability to grow. To attract and retain key personnel, we use various measures, including an equity incentive program and incentive bonuses for key executive officers and other employees. However, some employees have been granted stock options with an exercise price that is or may become less than the market price, which reduces the incentive value of these grants. While we attempt to provide additional or different incentive compensation tools to mitigate this impact, the measures we employ to attract and maintain key personnel may not be effect enough to enable us to attract and retain the personnel we require to operate our business effectively.

If we fail to protect confidential information against security breaches, or if property owners and managers or travelers are reluctant to use our online marketplace because of privacy or security concerns, we might face additional costs, and activity on our websites could decline.

We collect and use personally identifiable information, such as email addresses (but not passwords) and phone numbers of property owners, managers and travelers, in the operation of our business, such as when customers register to list their properties on our websites or to subscribe to our newsletters. Our servers may be vulnerable to computer viruses or physical or electronic break-ins that our security measures may not detect. In addition, third parties may target users of our websites directly with attempts to breach the security of their email accounts or management systems, such as phishing attacks, which are fraudulent identity theft schemes designed to appear as legitimate emails from us or from our property owners and managers. Criminals may also employ new or different schemes aimed at defrauding our property owners, managers or travelers in ways that we may not anticipate or be able to adequately guard against. Although phishing attacks and other fraud schemes are generally not on our systems, victims may nevertheless seek recovery from us of funds they lost. As a result, we may be required to defend ourselves in costly litigation and may suffer harm to our reputation, brand and business.

We also may suffer harm from breaches of our own technology systems. Anyone that is able to circumvent our security measures could misappropriate confidential or proprietary information, cause interruption in our operations, damage our computers or those of our users, or otherwise damage our reputation and business. We may need to expend significant resources to protect against security breaches or to address problems caused by breaches. Security breaches could damage our reputation and expose us to a risk of loss or litigation and possible liability under various laws and regulations. In addition, industry-wide incidents or incidents with respect to our websites, including misappropriation of third-party information or security breaches, could deter people from using the Internet or our online marketplace to conduct transactions. Concern among prospective owners, managers and travelers regarding our use of personal information collected on our websites could keep prospective owners, managers and travelers from using our online marketplace. Concern among property owners and managers who are customers could cause them to cancel or fail to renew their listings.

There are risks of security breaches both on and off our systems as we increase the types of technology we use to operate our marketplace, such as mobile applications. Such technology systems and platforms may be new and evolving and may involve security risks that are difficult to predict and adequately guard against. Our owners, managers and travelers may be harmed by such breaches and we may in turn be subject to costly litigation, harm to our reputation and brand and owners, managers and travelers may cease using our marketplace.

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

In addition, third parties that process credit card transactions between us and property owners and managers maintain personal information collected from these property owners and managers, including credit card numbers. Such information could be compromised or accessed as a result of misappropriation or security breaches, and we could be subject to liability as a result. Further, property owners and managers may develop a lack of confidence in these third parties or in their ability to securely conduct credit card transactions on our websites or the Internet in general, which would adversely impact our business, revenue and operating results.

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

We may further be subject to claims of liability based on events that occur during travelers’ stays at the vacation rentals of our property owners and managers, such as for robbery, accidental injury or death or other similar incidents. These risks to us may increase as we provide additional e-commerce tools to allow our property owners and managers and travelers to conduct all or more of the rental transaction online. Although the transaction is between the owner and manager on the one side and the traveler on the other side, as our websites become more integral to the rental transaction, the likelihood that a party to the transaction will seek to include us in any dispute could increase. Such disputes or incidents may subject us to liability, which would increase our operating costs and adversely affect our business and results of operations. Even if these claims do not result in liability to us, we could incur significant costs in investigating and defending against them. Although the terms and conditions of use of our websites, which are available on all of our websites, state that we are not a party to any rental transaction and specifically exempt us from any liability to travelers in the event of a fraudulent listing, a property not being significantly as described or any other claim by travelers relating to their vacation rental, the enforceability of these terms varies from jurisdiction to jurisdiction, and the laws in this area are consistently evolving. If we are subject to liability or claims of liability relating to the acts of our property owners or managers, or due to fraudulent listings, we may be subject to negative publicity, incur additional expenses and be subject to liability, which could harm our business and our operating results.

If we are unable to adapt to changes in technology, our business could be harmed.

Because owners, managers and travelers can access our websites on a variety of network hardware and software platforms using a standard browser or a mobile application, we will need to continuously modify and enhance our service to keep pace with changes in Internet and mobile-related hardware, software, communication, browser and database technologies. We may not be successful in developing required modifications and enhancements or in developing ones that work well and that our website users will adopt. Furthermore, uncertainties about the timing and nature of new network platforms or technologies, or modifications to existing platforms or technologies, could increase our research and development expenses more than we have currently planned. Any failure of our online marketplace to operate effectively with future network platforms and technologies could result in dissatisfaction from travelers, property owners, managers and advertisers and harm our business.

Loss or material modification of our credit card acceptance privileges would have a material adverse effect on our business and operating results.

A significant percentage of our property owners and managers pay for their listings by credit card because it simplifies and expedites the payment process and is typically a secure form of payment. The loss of our credit card acceptance privileges would significantly limit our ability to renew listings with these property owners and managers or secure new property owners and managers.

Most of our property owners and managers purchase an annual listing, for which payment is made at the beginning of the listing term. In addition, many of our listing renewals are paid by auto-renewal, charging the renewal listing fee to the property owner’s or manager’s credit card. There is a risk that, if we fail to fully perform our obligations under the listing terms or the property owner or manager objects to the auto-renewal payment made by credit card, the credit card companies could be obligated to reimburse these property owners and managers for all or a portion of the listing fee. We would be obligated to pay all such amounts under our agreements under which we have obtained our credit card acceptance privileges. As a result of this risk, credit card companies may require us to set aside additional cash reserves, may not renew our acceptance privileges or may increase the transaction fees they charge us for these privileges.

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

For example, changes in the travel industry, such as disruptions caused by war, terrorist attacks or natural disasters, could significantly reduce the willingness of potential travelers to plan vacation and other travel. Such disruptions which harm or destroy vacation homes could cause the property owners and managers of such homes to cancel or fail to renew their listings. Downturns in real estate markets may result in decreased new building rates and increases in foreclosures, which could result in fewer vacation rentals available for listing on our websites. Also, since vacation travel is generally dependent on discretionary spending, negative general economic conditions could significantly reduce the overall amount that travelers spend on, and the frequency of, leisure travel, including vacation rentals. Additionally, property owners may choose or be forced to sell their vacation rentals during periods of economic slowdown or recession. Any or all of these factors could reduce the demand for vacation rentals and our services, reducing our revenue and could increase our need to make significant expenditures to continue to attract property owners, managers and travelers to our websites.

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

A significant portion of the information available through our online marketplace, including listing data and photographs, is submitted by property owners and managers and third parties. We also allow third parties to advertise their products and services on our websites and include links to third-party websites. We could be exposed to liability with respect to this information. Property owners and managers could assert that information concerning them on our websites contains errors or omissions and third parties could seek damages from us for losses incurred if they rely upon incorrect information provided by our property owners and managers or advertisers. We could also be subject to claims that the persons posting information on our websites do not have the right to post such information or are infringing the rights of third parties, such as copyrights in photographs and privacy and publicity rights. Among other things, we might be subject to claims that by directly or indirectly providing links to websites operated by third parties, we are liable for wrongful actions by the third parties operating those websites. Even if these claims do not result in liability to us, we could incur significant costs in investigating and defending against these claims.

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

Property owner, manager or traveler complaints or negative publicity about our company, our services or our business activities could severely diminish consumer confidence in and use of our online marketplace. Measures we sometimes take to combat risks of fraud and breaches of privacy and security, such as removing suspected fraudulent listings or listings repeatedly reported by travelers to be significantly not as described, can damage relations with our property owners and managers. These measures heighten the need for prompt and accurate customer service to resolve irregularities and disputes. Effective customer service requires significant personnel expense, and this expense, if not managed properly, could significantly impact our profitability. Failure to manage or train our customer service representatives properly could compromise our ability to handle owner, manager and traveler complaints effectively. If we do not handle these complaints effectively, our reputation may suffer, and we may lose the confidence of our owners, managers and travelers. We may also be the subject of blog or forum postings that include inaccurate statements and create negative publicity. As a result of these complaints or negative publicity, property owners and managers of vacation rentals may discontinue their listing with us or travelers may discontinue their use of our websites, and our business and results of operations could be adversely impacted.

Our failure to achieve and maintain effective internal controls could adversely affect our financial position and lower our stock price.

We are a newly publicly traded company. Since our initial public offering closed on July 5, 2011, we have been subject to reporting and other obligations under the Securities Exchange Act of 1934, including the requirements of Section 404 of Sarbanes-Oxley, and starting for our fiscal year ending December 31, 2012, these provisions require annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accounting firm addressing our assessments. We also operate in a complex environment and expect that these obligations, together with our rapid growth and expansion through acquisitions, place significant demands on our management and administrative resources, including accounting and tax resources. Although we have expanded the size and depth of the finance and accounting staff in our U.S. and European headquarters, we may need to hire additional personnel. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to attest that our management’s report is fairly stated or they are unable to express an opinion on our management’s assessment or on the effectiveness of our internal control over financial reporting, our investors could lose confidence in the accuracy and completeness of our financial reports.

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

Our intellectual property includes the content of our websites, our registered domain names, our registered and unregistered trademarks and our patents and patent applications. We believe that our intellectual property is an essential asset of our business and that our HomeAway.com, VRBO.com, VacationRentals.com, Homelidays.com, HomeAway.co.uk, Abritel.fr, Fewo-Direkt.de, AlugueTemporada.com.br, Toprural.com, BedandBreakfast.com, Escapia.com, InstantSoftware.com and other domain names and our technology infrastructure currently give us a competitive advantage in the online market for vacation rental listings. If we do not adequately protect our intellectual property, our brand and reputation could be harmed, property owners, managers and travelers could devalue the content of the websites comprising our online marketplace, and our ability to compete effectively would be impaired.

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

As of December 31, 2012, we had four patent applications and no issued patents. Any future patents issued to us may be challenged, invalidated or circumvented, may not provide sufficiently broad protection or may not prove to be enforceable in actions against alleged infringers. Furthermore, effective patent, trademark, copyright and trade secret protection may not be available in every country in which our products are available over the Internet. In addition, the legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain and still evolving.

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

Maintaining and enhancing our HomeAway brand identity and the brand identities we maintain through our other websites are critical to our ability to attract new property owners, managers and travelers to our marketplace, generate advertising revenue and successfully introduce new services and products. We may not be able to successfully build our HomeAway brand identity in the United States and overseas without losing some or all of the value associated with, or decreasing the effectiveness of, our other brand identities. We expect that the promotion of our brands will require us to make substantial investments, and, as our market becomes more competitive, these branding initiatives may become increasingly difficult and expensive. The successful promotion of our brands will depend largely on our marketing and public relations efforts. If we do not successfully maintain and enhance our brands, we could lose traveler traffic, which could, in turn, cause property owners and managers of vacation rentals to terminate or elect not to renew their listings with us. Our brand promotion activities may not be successful or may not yield revenue sufficient to offset their cost, which could adversely affect our reputation and business.

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

Any errors, defects, disruptions or other performance problems with our services could harm our reputation and may damage our property owners’ and managers’ vacation rental businesses. Interruptions in our services would likely reduce our revenue, require us to issue credits to our property owners and managers, could cause property owners and managers to terminate their listings with us and could adversely affect our renewal rates. Our business and results of operations would be harmed if our current and potential property owners and managers believe our services are unreliable.

We may incur increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies, which could harm our operating results.

As a public company, we have incurred and will incur significant legal, accounting, investor relations and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements. We also have incurred and will incur costs associated with current corporate governance requirements, including requirements under Section 404 and other provisions of the Sarbanes-Oxley Act, as well as rules implemented by the Securities and Exchange Commission, or SEC, and The Nasdaq Global Select Market, or NASDAQ. We expect these rules and regulations to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We expect that, as a public company, it will continue to be more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantially higher costs to obtain coverage or to accept reduced policy limits and coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as our executive officers.

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

Risks Related to the Ownership of our Common Stock

Our stock price may be volatile.

The market price of our common stock is likely to be volatile and could be subject to wide fluctuations in response to, among other things, the risk factors described in this section of this Annual Report on Form 10-K, and other factors beyond our control. Factors affecting the trading price of our common stock could include:

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

As of December 31, 2012, our executive officers, directors, current five percent or greater stockholders and affiliated entities together beneficially own approximately 44.7 % of our common stock outstanding. As a result, these stockholders, acting together, may be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership could limit other stockholders’ ability to influence corporate matters and may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if such a change of control would benefit our other stockholders. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We lease our offices and do not own any real estate. Our principal executive offices are located at 1011 W. Fifth Street, Suite 300, in Austin, Texas, where we lease approximately 51,352 square feet of office space under a lease that expires on August 16, 2020. We lease two smaller offices in Austin, Texas as well totaling approximately 37,624 square feet where development, marketing and customer service teams work.

As of December 31, 2012, we maintained additional offices in the United States, Europe, South America and Australia. Our largest leased facilities outside of Austin, Texas include office space in Denver, Colorado; Seattle, Washington; Paris, France; Marseilles, France; Geneva, Switzerland; Madrid, Spain; and London, England. We also we lease space for our data center and computer servers in the United States and London, England. We believe our current and planned office facilities and data center space will be adequate for our needs for the foreseeable future.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has been listed on the NASDAQ under the symbol “AWAY” since June 29, 2011. Prior to that date, there was no public trading market for our common stock. Our initial public offering was priced at $27.00 per share on June 28, 2011. The following table sets forth for the periods indicated the high and low sales prices per share of our common stock as reported on the NASDAQ:

	Sales Price Per Share in 2012
Year Ended December 31, 2012	Low	High
Fourth Quarter	$19.58	$27.47
Third Quarter	$20.20	$25.34
Second Quarter	$19.19	$26.87
First Quarter	$21.23	$28.00

	Sales Price Per Share in 2011
Year Ended December 31, 2011	Low	High
Fourth Quarter	$19.77	$38.11
Third Quarter	$30.07	$45.75

On February 20, 2013, the last reported sales price of our common stock on the NASDAQ was $25.04 per share and there were 94 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, this number is not indicative of the total number of stockholders represented by these stockholders of record.

Use of Proceeds

On July 5, 2011, the Company completed its initial public offering (“IPO”) of 9,200,000 shares of common stock, at $27.00 per share, before underwriting discounts and commissions. The Company sold 5,931,335 shares and existing stockholders sold an aggregate of 3,268,665 shares, including 1,200,000 shares as a result of the underwriters’ exercise of their over-allotment option to purchase additional shares. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-172783), which was declared effective by the SEC on June 28, 2011. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries, or as a result of sales of shares of common stock by selling stockholders in the offering or as a result of accrued dividends paid at the time of the conversion of the Company’s outstanding shares of Series A and Series B preferred stock.

There have been no material changes in the planned use of proceeds from the Company’s IPO from that described in the final prospectus filed with the SEC pursuant to Rule 424(b) on June 28, 2011. With the proceeds of the offering, the Company redeemed its outstanding shares of Series A and B preferred stock for $65.1 million, as well as paid in full all accrued but unpaid dividends on its outstanding shares of Series C preferred stock, which totaled $32.9 million. In addition, during the year ended December 31, 2012, the Company invested $16.1 million, net of cash acquired, for the acquisition of Top Rural S.L. in Spain and $6.4 million for a non-controlling equity investment in a private company in China.

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

The following graph compares the total cumulative stockholder return on our common stock with the total cumulative return of the NASDAQ Composite Index and the S&P North American Technology Internet Index during the period commencing on June 29, 2011, the initial trading day of our common stock, and ending on December 31, 2012. The graph assumes a $100 investment at the beginning of the period in our common stock, the stocks represented in the NASDAQ Composite Index and the stocks represented in the S&P North American Technology Internet Index, and reinvestment of any dividends. The S&P North American Technology Internet Index is a modified-capitalization weighted index of 28 stocks representing the Internet industry, including Internet content and access providers, Internet software and services companies and e-commerce companies. Historical stock price performance should not be relied upon as an indication of future stock price performance.

Equity Compensation Plan Information

For information regarding securities authorized for issuance under equity compensation plans, see Part III, Item 12 of this Annual Report on Form 10-K.

Item 6. Selected Financial Data.

We have derived the consolidated statements of operations data for the years ended December 31, 2012, 2011, 2010 and 2009 and the consolidated balance sheet data as of December 31, 2012, 2011 and 2010 from our audited consolidated financial statements included elsewhere in this filing. We have derived the consolidated statements of operations data for the years ended December 31, 2009 and 2008 and the consolidated balance sheet data as of December 31, 2010, 2009 and 2008 from our audited consolidated financial statements not included in this filing. To obtain further information about our historical results, including our historical acquisitions, for which results of operations are included in our consolidated financial statements beginning on the dates of acquisition, you should read the following selected consolidated financial data in conjunction with our consolidated financial statements and related notes, the information in the section of this filing titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the other financial information included elsewhere in this filing. Our historical results are not necessarily indicative of our future results.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands except per share data)
Consolidated Statements of Operations Data(1):
Revenue:
Listing	$237,973	$199,457	$152,890	$115,881	$80,012
Other	42,431	30,766	14,994	4,349	2,314

Total revenue	280,404	230,223	167,884	120,230	82,326
Costs and expenses:
Cost of revenue (exclusive of amortization shown separately below)	45,342	34,456	25,647	17,800	11,065
Product development	43,152	32,744	18,703	13,180	12,535
Sales and marketing	93,366	81,532	58,376	39,483	22,434
General and administrative	56,311	47,268	41,445	29,331	17,937
Amortization expense	12,438	11,542	9,953	9,516	9,026

Total costs and expenses	250,609	207,542	154,124	109,310	72,997

Operating income	29,795	22,681	13,760	10,920	9,329
Other income (expense):
Interest expense	—	—	(22)	(3)	(9,734)
Interest income	928	374	208	261	258
Other income (expense)	(2,587)	(4,384)	(3,326)	1,481	34

Total other income (expense)	(1,659)	(4,010)	(3,140)	1,739	(9,442)

Income (loss) before income taxes	28,136	18,671	10,620	12,659	(113)
Income tax (expense) benefit	(13,175)	(12,493)	6,314	(4,992)	(5,552)

Net income (loss)	14,961	6,178	16,934	7,667	(5,665)
Cumulative preferred stock dividends and discount accretion	—	(24,678)	(35,224)	(33,511)	(19,446)

Net income (loss) attributable to common stockholders	$14,961	$(18,500)	$(18,290)	$(25,844)	$(25,111)

Net income (loss) per share attributable to common stockholders:
Basic and diluted	$0.18	$(0.31)	$(0.48)	$(0.70)	$(0.64)

Weighted average number of shares outstanding:
Basic	82,382	59,549	38,143	37,172	39,081
Diluted	84,942	59,549	38,143	37,172	39,081

	December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Consolidated Balance Sheet Data(1):
Cash and cash equivalents	$189,478	$118,208	$65,697	$92,425	$136,085
Working capital (deficit)	121,990	72,331	(20,484)	32,804	88,680
Total assets	722,675	604,631	489,742	427,095	395,645
Total liabilities	205,642	163,622	127,851	97,420	66,319
Total redeemable and convertible preferred stock	—	—	478,965	451,749	422,350
Total stockholders’ equity (deficit)	517,033	441,009	(117,074)	(122,074)	(93,024)

	December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Other Financial Data(1):
Adjusted EBITDA(2)	$80,348	$66,756	$43,220	$30,568	$24,751
Free cash flow(3)	85,265	64,499	51,452	32,563	34,206
Capital expenditures	17,260	12,978	10,396	12,617	4,485
Pro forma net income(4)	40,617	29,237	32,186	17,738	2,344

(1)	Acquisitions of businesses we have made are included in our consolidated financial statements beginning on the dates of acquisition. Acquisitions we have made for the periods included above consist of: Homelidays.com in France in January 2009; AlugueTemporada.com.br in Brazil in March 2010; BedandBreakfast.com in the United States in March 2010; Escapia, Inc. in the United States in October 2010; Instant Software in the United States in October 2010; RealHolidays.com.au in Australia in April 2011; Second Porch, Inc. in the United States in April 2011; and Toprural.com in Spain in April 2012.
(2)	We define Adjusted EBITDA as net income (loss) plus depreciation, amortization of intangible assets; interest expense, net; income tax expense (benefit); stock-based compensation expense, all net of any foreign exchange income or expense.

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA:

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Net income (loss)	$14,961	$6,178	$16,934	$7,667	$(5,665)
Depreciation and amortization	23,489	19,971	15,841	13,612	12,122
Stock-based compensation	27,033	23,933	13,512	5,978	3,295
Interest expense	—	—	22	3	9,734
Interest income	(928)	(374)	(208)	(261)	(258)
Foreign exchange expense (income)	2,618	4,555	3,433	(1,423)	(29)
Income tax expense (benefit)	13,175	12,493	(6,314)	4,992	5,552

Adjusted EBITDA	$80,348	$66,756	$43,220	$30,568	$24,751

The following table presents stock-based compensation and depreciation included in the respective line items in our Consolidated Statement of Operations:

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Stock-based compensation:
Cost of revenue	$2,675	$1,805	$861	$396	$462
Product development	5,642	5,023	2,424	906	424
Sales and marketing	6,629	6,292	1,730	857	459
General and administrative	12,087	10,813	8,497	3,819	1,950

Total	$27,033	$23,933	$13,512	$5,978	$3,295

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Depreciation:
Cost of revenue	$3,682	$2,703	$2,079	$1,505	$1,071
Product development	2,470	1,885	1,211	817	765
Sales and marketing	3,438	2,763	1,605	1,110	780
General and administrative	1,461	1,078	993	664	480

Total	$11,051	$8,429	$5,888	$4,096	$3,096

(3)	We define free cash flow as our cash provided by operating activities, adjusted for cash interest expense and excess tax benefit (shortfall) from stock-based compensation, and subtracting capital expenditures. For the purpose of calculating free cash flow, we consider purchases of property, equipment, tenant improvements for our offices, and software licenses, including costs associated with internally developed software, as capital expenditures.

The following table presents a summary of cash flows:

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Cash provided by operating activities	$95,403	$76,972	$61,857	$44,962	$31,746
Cash used in investing activities	(57,975)	(73,502)	(81,031)	(70,962)	(8,819)
Cash provided by (used in) financing activities	33,000	51,630	(5,952)	(17,949)	101,513

The following table presents a reconciliation of cash provided by operating activities to free cash flow:

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Cash provided by operating activities	$95,403	$76,972	$61,857	$44,962	$31,746
Cash paid for interest	—	—	—	—	6,635
Excess tax benefit (shortfall) from stock-based compensation	7,122	505	(9)	218	310
Capital expenditures	(17,260)	(12,978)	(10,396)	(12,617)	(4,485)

Free cash flow	$85,265	$64,499	$51,452	$32,563	$34,206

(4)	We define pro forma net income as our net income (loss) plus the after-tax effect of stock-based compensation expense and amortization of intangible assets, utilizing an effective tax rate of 35%. The income tax effect of adjustments to pro forma net income assists investors in understanding the tax provision related to those adjustments and the effective tax rate of 35% related to ongoing operations.

The following table presents a reconciliation of net income (loss) to pro forma net income:

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Net income (loss)	$14,961	$6,178	$16,934	$7,667	$(5,665)
Add:
Stock-based compensation	27,033	23,933	13,512	5,978	3,295
Amortization expense	12,438	11,542	9,953	9,516	9,026
Related tax effect	(13,815)	(12,416)	(8,213)	(5,423)	(4,312)

Pro forma net income	$40,617	$29,237	$32,186	$17,738	$2,344

Discussion of Adjusted EBITDA, Free Cash Flow and Pro Forma Net Income

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

Overview

We operate the world’s largest online marketplace for the vacation rental industry. Our marketplace brings together millions of travelers seeking vacation rentals online with hundreds of thousands of property owners and managers of vacation rental properties located in 171 countries around the world. Our portfolio includes leading vacation rental websites in the United States, the United Kingdom, Germany, France, Spain, Brazil and Australia. During 2012, according to our internal metrics, our websites attracted approximately 600 million website visits, and as of December 31, 2012, our global marketplace included more than 710,000 paid listings.

In 2012, consistent with our stated strategy, we focused our efforts on providing the largest selection of properties to travelers and the most qualified inquiries to property owners and managers. We added 70,706 paid listings, net of non-renewals, to our network during 2012, representing an 11.0% growth rate over the prior year. During the third quarter, we completed the platform consolidation of adding VRBO.com to our global technology platform, which we believe will provide a better experience for property owners and managers and travelers. Following this platform consolidation, with a majority of our global inventory on our core platform, we began selling new U.S. and global bundled listing products and added VRBO.com to our tiered pricing structure. Consistent with providing the largest selection of properties to travelers, we also expanded our network during 2012 as a result of our acquisition of Top Rural S.L. (“Toprural”) in Spain. Toprural added approximately 12,000 paid listings to our network, further solidifying our market presence in Spain and Southern Europe.

We continued to improve monetization of our listing base from pricing and product changes. We benefited from the introduction of a new tiered pricing structure in 2011 on HomeAway.com. During the third quarter of 2012, this tiered pricing structure was launched on VRBO.com, and during the fourth quarter of 2012, we launched the structure on HomeAway.co.uk in the United Kingdom, Abritel.fr in France and HomeAway.de in Germany. Tiered pricing is available to new and renewing property owners and managers on these websites. It allows them to improve their position in search results by purchasing a higher subscription level or tier. We believe property owners and managers increasingly will elect to purchase higher tiers, which would increase overall average revenue per listing in future periods. At the same time, by keeping base prices low, we believe the number of paid listings can continue to grow. Although we plan to launch tiered pricing on our other websites as well, we may use different strategies as we enter new markets and geographies or attempt to further penetrate the professional property manager market. Despite the negative impacts of foreign exchange rates, average revenue per listing for the full year increased by 3.2% in 2012, compared to 2011, primarily as a result of the positive impact of tiered pricing. Average revenue per subscription listing, excluding the negative impact of foreign exchange rates and lower revenue per listing for pay-for-performance listings, grew 6.6% for the full year 2012 as compared to 2011.

Enablement of e-commerce on our websites has been and will continue to be a focus for our Company. In 2012, we continued the rollout and enhancement of our online payments platform, called ReservationManager™, which was originally launched in 2011. ReservationManager enables property owners and managers to respond to and manage inquiries, prepare and send rental quotes and payment invoices, allows travelers to book online, including the ability to enter into rental agreements online, and process online payments via credit card or eCheck. Additionally, through ReservationManager, property owners and managers can make value-added products such as property damage protection available for purchase. ReservationManager is currently available on HomeAway.com, VRBO.com, and since the fourth quarter of 2012, on HomeAway.co.uk in the United Kingdom, Abritel.fr in France and HomeAway.de in Germany. We believe that adoption of this product over time will allow us to earn more revenue from ancillary products while providing a more secure payment mechanism for travelers. We plan to introduce new products and services for travelers, property owners and managers, which we believe will provide further opportunities to generate revenue through our marketplace.

We believe that bringing travelers to our online marketplace is necessary to attract and retain vacation rental owners and managers. It is also critical for us to increase the rates at which travelers inquire about renting and book vacation rentals with our property owners and managers. To meet these challenges, we are focused on a combination of marketing tactics, including pay-per-click advertising, search engine optimization, and display advertising, with a goal of driving visits to our websites as well as increasing the exposure of the vacation rental category. We are also investing in product enhancements to make it easier for travelers visiting our websites to search and find the right property, to inquire and to book their stay. Consistent with this strategy, during the third quarter of 2012, we launched online booking functionality on HomeAway.com and VRBO.com, and during the fourth quarter of 2012, launched this functionality on HomeAway.co.uk in the United Kingdom, Abritel.fr in France and HomeAway.de in Germany. Online booking enables travelers to reserve a vacation rental directly on any of our listing websites that utilize our ReservationManager payments platform, rather than requiring correspondence with a property owner or manager to reserve a vacation rental.

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

Key financial highlights for 2012 include the following:

•

Total revenue was $280.4 million compared to $230.2 million in 2011, or an increase of 21.8%, with the increase being negatively impacted by declining foreign exchange rates; excluding the impact of foreign exchange rates, total revenue increased by 24.6%;

•	Percentage of total revenue coming from outside the United States was 38.3% in 2012, compared to 39.8% in 2011, and in 2012 included 36.5% from Europe and 1.8% from Brazil and Australia;

•	Listing revenue was $238.0 million compared to $199.5 million in 2011 and contributed 84.9% of total revenue compared to 86.6% in 2011;

•	Net income was $15.0 million compared to $6.2 million in 2011, or an increase of 142.2%;

•

Cash from operating activities was $95.4 million compared to $77.0 million in 2011, or an increase of 23.9%, which includes a negative impact from an excess tax benefit as a result of stock-based compensation of $7.1 million in 2012, compared to $0.5 million in 2011;

•	Adjusted EBITDA was $80.3 million compared to $66.8 million in 2011, or an increase of 20.4%; as a percentage of revenue, Adjusted EBITDA was 28.7%;

•	Free cash flow was $85.3 million compared to $64.5 million in 2011, or an increase of 32.2%;

•	Pro forma net income was $40.6 million, or $0.48 per diluted share, compared to pro forma net income of $29.2 million, or $0.49 per diluted share in 2011; and

•	Cash, cash equivalents and short-term investments as of December 31, 2012 were $269.8 million.

For further discussion regarding Adjusted EBITDA, free cash flow and pro forma net income, along with reconciliations of such numbers to the most directly comparable financial measures calculated and presented in accordance with GAAP, please see the information under the caption “Selected Financial Data” in Item 6 of this Annual Report on Form 10-K.

Acquisitions

Since our inception, we have acquired 18 businesses as part of our growth strategy. Each of these acquisitions has been accounted for using the acquisition method of accounting. Accordingly, the financial statements for these businesses have been included in our consolidated financial results since the applicable acquisition dates. The most recent acquisition was in April 2012, when we acquired Toprural in Spain. This acquisition further solidified our market presence in Spain and Southern Europe and extended our reach to a desirable European traveler segment that seeks long weekend holidays to small towns or countryside destinations.

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

Growth Opportunities and Trends

Our ability to continue to grow our revenue will depend largely on increasing the number of paid listings, increasing revenue per listing and increasing other revenue from other products and services through our marketplace. This includes our ability to successfully enable e-commerce transactions on our websites, including allowing for online payments and online booking, and commission-based revenue streams for vacation rental listings through the launch of pay-per-booking listings. We continually assess opportunities for strategic acquisitions. We also use direct and indirect marketing as well as telesales to reach owners and professional property managers. We believe that the growing awareness of vacation rentals, as a favorable alternative to hotels, has and will continue to support growth of our business.

We continue to monitor the weakened economic environment in Europe and the corresponding impact on our business. We have continued to see stronger and accelerating traffic trends from European travelers in every European region in which we operate. Specifically, year-over-year traffic growth rates accelerated during the second half of 2012 in all European regions in which we operate as compared to year-over-year traffic growth rates in the first half of 2012. We believe that our ability to deliver high quality inquiries to our customers in spite of the broader economic challenges in Europe will help mitigate any negative visit trends to our websites. Additionally, we continue to monitor foreign exchange rates as declining foreign exchange rates will negatively impact our results given that 36.5% of our revenue is generated in Europe.

Expenses

Our expenses are primarily composed of salaries and related expenses, marketing and professional fees. Our expenses from year to year may fluctuate due to timing of specific events or projects. We will continue to increase expenses across the organization on an annual basis to support our growth and expect our cost of revenue to grow slightly in absolute dollars and as a percentage of revenue in 2013. We expect to incur higher expenses for product development as we record a full year impact of personnel hired in 2012 and as we hire additional personnel to develop new features and products and expect product development expenses to increase as a percentage of revenue in 2013. We expect to incur higher expenses for sales and marketing as we continue to build our sales team to address the professional property managers and continue to build brand and category awareness, but expect sales and marketing expenses to decline slightly as a percentage of revenue in 2013. We expect to incur higher expenses for general and administrative expenses to support the growth of our business and the requirements of being a publicly traded company, but expect general and administrative expenses to remain consistent as a percentage of revenue in 2013. We plan for additional capital investments in 2013 to support the growth of our business, but expect our investment in capital expenditures to remain consistent as a percentage of revenue as compared to 2012. We believe that reorganizing our global corporate structure will lower our tax expense over the longer term.

Key Business Metrics

In addition to traditional financial and operational metrics, we use the following business metrics to monitor and evaluate results.

	Year Ended December 31,
	2012	2011	2010
Paid listings, end of period	711,631	640,925	527,535
Average revenue per listing	$352	$341	$318
Renewal rate, end of period	73.8%	76.8%	75.9%
Visits to websites (in millions)	600	496	398

Paid Listings. In 2012, 2011 and 2010, 84.9%, 86.6% and 91.1%, respectively, of our revenue was derived from paid listings. We regularly track paid listings as a key revenue growth indicator and to identify trends in our business and industry. From 2011 to 2012 and from 2010 to 2011, ending paid listings increased by 11.0% and 21.5%, respectively, contributing to listing revenue growth of 19.3% and 30.5%, respectively. The growth in paid listings continued to be due to our marketing and selling new and additional listings to professional property managers, as well as organic growth from property owners and managers who become aware of our websites and choose to market their properties. Growth in paid listings is also impacted by listings acquired in business combinations. Growth in new listings is partially offset by loss of listings through attrition.

As the number of paid listings increases, we believe that we will generate additional revenue while also expanding the value of the marketplace to travelers, thus increasing the likelihood that travelers will find a property that is suitable to their needs. We define a paid listing as a fee to list a property advertisement on one or more websites in our marketplace. A paid listing allows a property owner or manager to include a description of the property, along with location, pricing, availability, a specified number of photos and contact information. We also provide tools to enable them to manage their listings and rental business. Most listings are sold on a subscription basis, and some listing packages may include listings on more than one of our websites. We also sell listings on a pay-for-performance basis to property managers. When purchased at the same time in one bundle, we count this as one paid listing.

Following the migration of VRBO.com to our global technology platform in 2012, property owners and managers that have listings on both HomeAway.com and VRBO.com are able to consolidate their listings into one listing that is displayed on both websites. Additionally, the platform consolidation allows property owners and managers to purchase bundled listings that include display on both HomeAway.com and VRBO.com. As a result, we now count these bundled listings as one listing. This will lower our paid listing counts since these previously would have been counted as two listings had they been purchased on both websites. In the future, as property owners and managers that have listings on both HomeAway.com and VRBO.com renew their subscriptions into a bundled listing, we will count these as one listing. We anticipate more bundled listings and consolidations of listings in the future, which we expect will lower our paid listing growth as compared to historical levels. We do not expect these changes to have any negative impact on the number of unique properties on our websites.

It is possible that a specific property may be listed on more than one of our websites without indicating that the multiple listings refer to the same property. We have used various technologies to estimate the number of unique properties and are implementing systems and processes to identify the number of unique properties that comprise our paid vacation rental listings, which we estimate was approximately 630,000 as of December 31, 2012, as compared to approximately 545,000 as of December 31, 2011.

Average Revenue per Listing. We believe that trends in revenue per listing, over an extended period, are important to understanding the value we bring to property owners and managers, and the overall health of our marketplace. We use trends in revenue per listing, as well as trends in paid listings, in order to formulate financial projections and make strategic business decisions. At a consolidated level, increases in revenue per listing may increase our earnings or may be leveraged for future investment. The average revenue per listing may fluctuate based on the timing and nature of acquisitions, changes in our pricing, uptake of listing enhancements, changes in the pricing of enhancements, changes in brand and listing type mix, and the impact of foreign exchange rates on our listing revenue outside of the United States.

From 2011 to 2012 and from 2010 to 2011, average revenue per listing increased by 3.2% and 7.2%, respectively, which contributed to our overall listing revenue growth. Excluding the impact of foreign exchange rates, average revenue per listing increased 5.9% and 5.3% from 2011 to 2012 and from 2010 to 2011, respectively. Average revenue per listing for subscriptions only, excluding the impact of foreign exchange rates and lower revenue per listing for pay-for-performance listings, grew 6.6% in 2012 as compared to 2011.

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

We have traditionally relied on increases in base pricing to increase revenue per listing but are now focused on tiered pricing alternatives as well as bundled listings for our property owners and managers which may or may not include increases in our base price. We began offering tiered pricing on HomeAway.com in the United States in 2011, which allows our property owners and managers to purchase a higher subscription level to increase the position of their listings in search results. In 2012, we migrated VRBO.com in the United States to the same tiered pricing structure. Also in 2012, we launched tiered pricing on HomeAway.com.uk in the United Kingdom, Abritel.fr in France and HomeAway.de in Germany. As we continue to implement tiered pricing on other websites, or change the prices or structure of tiered pricing, we may see an impact to listing sales in the current period with the impact on revenue seen over the length of the subscription period.

Our average revenue per listing in 2012 was impacted by our property owners’ and managers’ ability to consolidate their listings in the U.S. and their ability to purchase bundled listing products. As noted in our discussion on paid listings above, consolidated listings and bundled listings will lower our number of paid listings, which in turn will increase our average revenue per listing. Additionally, our bundled listing products generally have a higher base price. Adjusting for the impact of consolidated listings and new bundled listings on the number of paid listings in the U.S., our average revenue per listing would have been $349 in 2012, or an increase of 2.3%. Excluding the impact of foreign exchange rates and lower revenue per listing for pay-for-performance listings, and adjusting for the impact of consolidated listings and new bundled listings in the U.S., our average revenue per listing would have been $384 in 2012 as compared to $364 in 2011, or an increase of 5.5%.

Renewal Rate. Renewal of paid subscription listings is a key driver of revenue for our business. Also, we track renewal rate in order to understand and improve upon the satisfaction of our property owners and managers and to help us more accurately estimate our future revenue and cash flows. While our overall renewal rate decreased from 76.8% in 2011 to 73.8% in 2012 following an increase in our renewal rates from 75.9% in 2010 to 76.8% in 2011, renewal rates vary among our websites and can fluctuate due to a variety of factors, including customer satisfaction, changes in our processes associated with renewal activity, such as the introduction of automatic renewal, and general market conditions.

The decrease in our renewal rate in 2012 as compared to 2011 is primarily due to the inclusion of our Australian site, HomeAway.com.au, in the calculation for 2012, and declines in the renewal rates from our European brands as a result of continued difficult economic conditions in Europe. Specifically, renewal rates at Abritel.fr, one of our French websites, were significantly lower in 2012 due to the migration of Abritel.fr to our global technology platform in the third quarter of 2011, which resulted in a change in renewal options for property owners and managers. Additionally, contributing to the decline in renewal rates in 2012 was the removal of listings for a large single account in the United Kingdom due to quality and performance concerns associated with the listings; declines seen as a result of substantial product changes made during 2012 on VRBO.com in the United States; and lower first year renewal rates on paid listings that were originally purchased at lower prices as part of our growing promotional efforts. We expect continued product improvements, demand generation for property owners and managers and the resulting increases in customer satisfaction to result in long-term improvements to renewal rates. Our renewal rate was impacted and will be impacted in the future, by our property owners’ and managers’ ability to consolidate their listings in the U.S. and their ability to purchase geographic bundled listings. Adjusting for this impact, our renewal rate was 74.4% in 2012, or a decrease of 2.4% as compared to 2011.

The renewal rate for our subscription listings at the end of any period is defined as the percentage of those paid listings that were active at the end of the period ended twelve months prior that are still active as of the end of the reported period. We include most brands in our calculation of renewal rate. However, subscriptions to BedandBreakfast.com and Toprural.com remain excluded until we can further develop our database system. However, based on our review of other internal renewal rate data, we do not believe that the exclusion of these brands from the renewal rate calculation materially impacts the result. Property owners’ and managers’ satisfaction with our solutions is the primary driver of our renewal rate. We believe that property owners and managers measure their satisfaction with our websites based largely on the number of inquiries and rental bookings that they receive from travelers. When the underlying vacation properties are sold or taken off the market, the owner or manager has no further need for the listings, and this attrition is a natural and ongoing component of non-renewal of listings. We exclude pay-for-performance listings from our renewal rate analysis since they are not sold on a subscription basis.

Visits to Websites. We view visits to websites as a key indicator of growth in our brand awareness among users and our ability to provide our property owners and managers with inquiries from travelers. Growth in visits to websites will be driven by our marketing strategies and has an indirect impact on our financial performance. We use a variety of tools to measure visits to our websites. These tools include solutions from third parties such as Omniture and Google Analytics. We also review third-party published reports to measure our results against comparable companies; however, these reports are not consistent with our internal measurements.

Growth in visits in 2012 was 20.9% as compared to 2011 and was 24.6% in 2011 as compared to 2010. During the fourth quarter of 2012, we began using a different tool for the measurement of visits for certain of our websites. On a comparable basis, we estimate that visits would have increased by 20.0% and 24.8% year-over-year in 2012 and 2011, respectively, if we had been using the same tools during both reporting periods.

Key Components of Our Results of Operations

Revenue

We derive most of our revenue from paid listings from our property owners and managers. Our customers generally pay for their listings at the beginning of the listing term, and revenue is recognized monthly over the term of the listing, which is generally one year. We offer pay-for-performance listings to professional managers, which represented 1.2% of our revenue in both 2012 and 2011, respectively. This offering is generally taken when a property manager has a marketing budget that is allocated over many managed properties. They can elect to list more properties and pay us each month for the number of inquiries that are generated.

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

We believe that in order to grow our revenue in the future, it will be important to introduce new features and functionality for our property owners and managers, allowing us to keep prices low while offering expanded distribution and search placement for additional fees. It will also be important for us to continually improve the functionality of our websites to attract a large audience of travelers to help ensure our property owners and managers receive sufficient inquiries and bookings.

Deferred revenue consists of payments received from sales of listings in excess of the revenue that we have recognized from the same listings, sales from hosted software solutions for which the estimated period of the hosting relationship is longer than one year and sales of gift cards for which revenue is recognized over a period commensurate with the use of the gift card. Deferred revenue increases as a result of new listings and decreases as a result of the recognition each month of the pro-rata share of revenue from cash collected in previous periods. We expect an increase in deferred revenue on an annual basis as we grow our core listing business, but may experience seasonal decreases in deferred revenue in quarters with fewer new listings and renewals, as is discussed in more detail in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Seasonality and Quarterly Results” section of this Annual Report on Form 10-K. As with other balance sheet line items, deferred revenue is reflected at the current month-end exchange rate, and the change in deferred revenue may therefore be impacted by movements in foreign currency.

We earn revenue from the sales of Internet display-based advertising on our websites, property management software licenses and related maintenance, gift cards and commissions for online reservations. We also offer other services to property owners, managers and travelers that result in revenue and royalties.

Costs and Expenses

A large component of our costs and expenses is personnel costs. Personnel costs include salaries, benefits, bonuses and related expenses, including stock-based compensation. We grew from 935 employees at December 31, 2011 to 1,228 employees at December 31, 2012. We expect that personnel costs will be higher in absolute dollars in 2013 than in 2012 based on an expected increase in the number of employees in 2013.

Cost of Revenue. Cost of revenue consists of customer service personnel and web-hosting personnel costs, merchant fees charged by credit card processors, costs associated with the hosting of our websites, costs associated with payments and reserves under our Carefree Rental Guarantee and depreciation costs. Personnel costs include salaries, benefits, bonuses and related expenses, including stock-based compensation. To the extent that the number of paid listings on our marketplace grows and as we add more features to our websites, we intend to invest additional resources in customer service systems and personnel. Our customer service personnel help our property owners and managers use our websites to list their properties, answer their questions, and perform listing reviews and other processes as a part of our efforts to ensure quality, trust and security. Our customer service personnel also help travelers use our websites to book their travel and answer their questions. Our merchant fees are based on a contractual rate per transaction and will increase in absolute dollars as sales of listings increase, but for 2013 we expect our merchant fees to remain relatively constant and commensurate with 2012 levels, as a percentage of revenue. In general, as we add more features and functionality to our websites and anticipate an increase in the number of travelers accessing our websites, we will increase our spending on hardware and software required for hosting. We expect these additional costs to cause our cost of revenue expenses to increase both in absolute dollars and as a percentage of revenue in 2013 as compared to 2012.

We view the operation of our websites as a foundation upon which different revenue streams are generated. Cost of revenue, as described above, which includes the cost of customer service personnel, web hosting and merchant fees, directly supports our listing revenue, which was 84.9% and 86.6% of total revenue in 2012 and 2011, respectively. These same expenses support the overall operation of our websites and therefore our other revenue. There are no other material distinct costs of revenue for any period presented. The reporting of cost of revenue as one category in our consolidated financial statements is consistent with the manner in which we manage our business.

Product Development. Product development expenses consist primarily of personnel costs, third-party contracting and consulting fees associated with our research and development of new services, expenses associated with improvements to, and maintenance of, existing services, and depreciation. We have historically focused our product development efforts on increasing the functionality and enhancing the ease of use of our websites, both for property owners and managers and for travelers. We intend to increase our technology and product resources by hiring additional personnel in future periods as we anticipate an increase in the number of listings and develop new features and products. We expect these additional investments to cause our product development expenses to increase both in absolute dollars and as a percentage of revenue in 2013 as compared to 2012.

Sales and Marketing. Sales and marketing expenses consist primarily of amounts paid for pay-per-click, or PPC, online advertising, broad reach advertising, personnel costs for our marketing, search engine optimization, or SEO, sales staff, and consulting and other services firms fees, expenses associated with email marketing programs, and public relations expenses and depreciation. We utilize PPC advertising primarily to increase the number of travelers to our websites who are seeking properties in specific geographical areas in order to increase the number of inquiries regarding vacation rentals. Our sales and marketing team also focuses on increasing the placement of our websites in search rankings on Google, Bing and other search engines, which results in owner, manager and traveler acquisition at relatively little incremental expense. We intend to significantly increase our sales expense to drive additional listing sales to professional property managers and increase marketing efforts to support our new products, increase the traffic to our websites and increase overall brand awareness. We expect our sales and marketing expenses to increase in absolute dollars, but decline slightly as a percentage of revenue in 2013 as compared to 2012.

General and Administrative. General and administrative expenses consist of personnel costs for our executive, finance and accounting, and management information systems personnel, professional fees for legal, audit, and other consulting services, allocated facility expenses, depreciation and other corporate overhead expenses. We expect to increase headcount to support our anticipated growth, which will result in an increase in other expenses, such as facilities, office and travel. We also expect to continue to incur costs associated with operating as a public company, including increases in our finance, accounting and legal personnel, additional consulting, legal and audit fees, insurance costs, board of directors’ compensation, and costs associated with compliance with the Sarbanes-Oxley Act and other requirements. As a result, we expect our general and administrative expenses to increase in absolute dollars but remain flat or decline slightly as a percentage of revenue in 2013 as compared to 2012.

Depreciation

Property and equipment, office tenant improvements and software licenses are recorded at cost and are depreciated using the straight-line method over their estimated useful lives. Equipment and computer hardware are depreciated over three years and furniture and fixtures over five to ten years. Leasehold improvements are recorded at cost and depreciated over the shorter of the contractual lease period or their useful life. We allocate depreciation to expense categories based on the relative number of employees in each category. Based on our current estimated level of capital expenditures, we expect our depreciation expense to increase in absolute dollars but to remain relatively stable as a percentage of revenue in 2013 as compared to 2012.

Amortization

Due to our historical acquisitions, we have recorded identifiable intangible assets, which are being amortized over their estimated useful lives. As a result, our amortization expense has grown as we have made acquisitions. We perform annual impairment testing of goodwill and indefinite-lived intangible assets, or whenever events or circumstances indicate that impairment may have occurred. Due to our website network and brand consolidation efforts, we began amortizing certain indefinite-lived intangible assets in the second quarter of 2012, which previously had not been amortized. This change in estimate, along with amortization from the impact of our acquisition of Toprural in April 2012, will result in increased amortization expense, offset by decreases as certain intangible assets become fully amortized. We expect our amortization expenses to decrease in absolute dollars in 2013 as compared to 2012, as well as decrease as a percentage of revenue in 2013. Amortization expense will depend on our future acquisition activity.

Other Income (Expense)

Interest expense is offset by interest earned on our excess cash, which is invested in short-term instruments. In 2013, we will continue operations in the United States, the United Kingdom, France, Germany, Brazil, Switzerland, Australia and Spain. As a result of operating in multiple countries, we incur gains and losses on foreign currency transactions, primarily related to the valuation of intercompany loans and short-term advances.

Income Taxes

We accrue federal, state, and foreign income taxes at the applicable statutory rates adjusted for certain items, including non-deductible expenses, the most significant of which is stock-based compensation, and changes in our reserves for uncertain tax positions and deferred tax asset valuation allowance.

Significant judgment is required in evaluating any uncertain tax positions and determining our provision for income taxes. Although we believe our reserves are reasonable, no assurance can be given that the final tax outcome of these matters will not be different from that which is reflected in our historical income tax provisions and accruals. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate due to additional information. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact the provision for income taxes in the period in which the determination is made. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate, as well as any related net interest and penalties.

Significant judgment is also required in determining any valuation allowance recorded against deferred tax assets. In assessing the need for a valuation allowance, we consider all available evidence, including past operating results, estimates of future taxable income, reversals of existing taxable temporary differences and the feasibility of tax planning. In the event that we change our determination as to the amount of deferred tax assets that can be realized, we will adjust our valuation allowance with a corresponding impact to the provision for income taxes in the period in which the determination is made.

Historically, we have generated most of our current taxable income outside of the United States due to net operating loss carryforwards available for utilization in the United States. In 2013, we expect to pay corporate income taxes associated with our operations in the United Kingdom, France, Germany, Spain and Brazil, as well as certain states within the United States. We will continue to expand our business outside of the United States, in which case, we will become subject to further taxation based on foreign statutory tax rates in those jurisdictions where we operate, and our effective tax rate may fluctuate as a result.

During the second quarter of 2011, we began implementing a global corporate restructuring plan involving our European headquarters in Geneva, Switzerland to integrate our acquired businesses, streamline our European operations, and improve our internal controls. Our Swiss and U.S. subsidiaries also entered into an agreement to share the costs of website development going forward. The impact of this restructuring plan and the start-up period in Switzerland results in volatility in our provision for income taxes and our effective tax rate.

Critical Accounting Policies and Estimates

Our consolidated financial statements include the accounts of our U.S.-based operations and our U.K., France, Germany, Brazil, Netherlands, Spain, Australia and Switzerland-based subsidiaries. Our consolidated results are prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. To the extent there are material differences between these estimates and our actual results, our consolidated financial statements will be affected.

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

Revenue Recognition

We recognize revenue when persuasive evidence of an agreement exists, delivery has occurred, the sales price is fixed or determinable and collectability is reasonably assured.

We generate a significant portion of our revenue from customers that pay fees for online advertising listing services related to the listing of their properties for rent, primarily on a subscription basis, over a fixed-term. We also generate revenue from fees based on the number of traveler inquiries and reservation bookings, local and national Internet display advertisers, license of property management software and ancillary products and services.

Payments for term-based subscriptions received in advance of services being rendered are recorded as deferred revenue and recognized ratably on a straight-line basis over the listing period. Revenue for inquiry-based contracts are determined on a fixed fee-per-inquiry stated in the arrangement and recognized when the service has been performed.

Internet display advertising revenue is generated primarily from advertisements appearing on our websites. There are several types of Internet advertisements, and the way in which advertising revenue is earned varies among them. Depending upon the terms, revenue might be earned each time an impression is delivered, each time a user clicks on an ad, each time a graphic ad is displayed, or each time a user clicks-through on the ad and takes a specified action on the destination site. We recognize advertising revenue on a cost-per-thousand (CPM) impression basis whereby advertisers pay us based on the number of times their ads appear on our websites.

We sell gift cards with no expiration dates to travelers and do not charge administrative fees on unused cards. There is a portion of the gift card obligation that, based on historical redemption patterns, will not be used or required to be remitted to relevant jurisdictions, or breakage. At the point of sale, we recognize breakage as deferred revenue and amortize it over 48 months based on historical redemption patterns. We also record commission revenue for each gift card sale over the same 48-month redemption period.

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

We generate revenue from the licensing of software products, from the sale of maintenance agreements and from the sale of hosted software solutions. For software license sales, one year of maintenance is typically included as part of the initial purchase price of the bundled offering with annual renewals of the maintenance component of the agreement following in subsequent years.

We consider delivery of software to have occurred and recognize revenue from the sale of perpetual licenses when risk of loss transfers to the customer, which is generally upon electronic transfer of the license key that provides immediate availability of the product to the purchaser.

As software is usually sold with maintenance, the amount of revenue allocated to the software license is determined by allocating the fair value of the maintenance and subtracting it from the total invoice or contract amount. Vendor-specific objective evidence, or VSOE, of the fair value of maintenance services is determined by the standard published list pricing for maintenance renewals, as we generally charge list prices for maintenance renewals. In determining VSOE, we require that a substantial majority of the selling price for maintenance services fall within a reasonably narrow pricing range. Maintenance and support revenue is recognized ratably over the term of the agreement beginning on the activation date. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met.

Sales of hosted software solutions are generally for a one-year period. Revenue is recognized on a straight-line basis over the contract term. Certain implementation services related to the hosting services are essential to the customer’s use of the hosting services. For sales of these hosting services where we are responsible for implementation, we recognize implementation revenue ratably over the estimated period of the hosting relationship, which we consider to be three years. Recognition starts once the product has been activated.

Training and consulting revenue is recognized upon delivery of the training course or consulting services to the end customer.

We account for sales incentives to customers as a reduction of revenue at the time that the revenue is recognized from the related product sale. We also report revenue net of any sales tax collected.

Business Combinations

Since our inception, we have acquired 18 businesses. The purchase prices of acquired businesses have been allocated to the tangible and intangible assets acquired and liabilities assumed, based upon their estimated fair value at the date of purchase. The difference between the purchase price and the fair value of the net assets acquired is recorded as goodwill.

Most of the businesses we have acquired did not have a significant amount of tangible assets. We identified the following identifiable intangible assets in each acquisition: trade name, customer relationships and internal software. Each valuation of intangible assets generally used similar assumptions as most of the businesses acquired were substantially the same and were acquired simultaneously, in some cases, or within a short time period of each other. In making other assumptions on valuation and useful lives, we considered the unique nature of each acquisition. As of December 31, 2012, we had $59.7 million in intangible assets (net of accumulated amortization) and $312.4 million in goodwill.

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

Our finite-lived intangible assets, including trade names, internal software, customer relationships, and non-compete agreements are recorded at cost less accumulated amortization. These finite-lived intangibles are amortized using a method that reflects our best estimate of the pattern in which the economic benefit of the related intangible asset is utilized. Goodwill and intangible assets deemed to have indefinite useful lives, such as certain trade names, are not amortized and are subject to annual impairment tests or whenever events or circumstances indicate impairment may have occurred. Circumstances that could trigger an impairment test include but are not limited to: a significant adverse change in the business climate or legal factors; adverse cash flow trends; an adverse action or assessment by a regulator; unanticipated competition; loss of key personnel; decline in stock price; and results of testing for recoverability of a significant asset group within a reporting unit. We determined that no triggering event occurred during the year ended December 31, 2012.

Under new accounting guidance adopted in 2011 for goodwill and in 2012 for indefinite lived intangible assets, we complete what is referred to as the “Step 0” analysis, which involves evaluating qualitative factors, including macroeconomic conditions, industry and market considerations, cost factors, and overall financial performance related to our goodwill and our indefinite lived intangible assets. If our “Step 0” analysis indicates that it is more likely than not that the fair value of a reporting unit or of an indefinite lived intangible asset is less than carrying amount, then we would perform a quantitative two-step impairment test. The quantitative analysis compares the fair value of our reporting unit or indefinite-lived intangible assets to the carrying amounts, and an impairment loss is recognized equivalent to the excess of the carrying amount over the fair value. If, after assessing the totality of events or circumstances, we determine that it is not more likely than not that the fair value of a reporting unit or indefinite lived intangible asset is less than its carrying amount, then the quantitative impairment tests are unnecessary.

Our annual evaluation of goodwill and indefinite-lived intangible assets for impairment was as of October 1, 2012, and we determined that the quantitative tests were not necessary.

The determination of whether or not goodwill or indefinite-lived intangible assets have become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the value of the reporting unit or intangible assets. Changes in our strategy and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of goodwill or intangible assets.

Stock-Based Compensation

We have stock-based compensation plans which allow for the issuance of stock-based awards, including stock options, restricted stock units and restricted stock awards. We account for stock-based compensation expense by amortizing the fair value of each stock-based award expected to vest over the requisite service or performance period. The fair value of restricted stock awards is based on the number of shares granted and the closing price of our common stock on the date of grant. The fair value of each stock option award is calculated on the date of grant using the Black-Scholes option-pricing model.

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

Prior to June 29, 2011, the date our common stock began trading on the NASDAQ, the fair value of common stock had been determined by the board of directors at each grant date based on a variety of factors, including arm’s-length sales of our common stock, periodic valuations of our common stock with the assistance of a third-party valuation firm, our financial position, historical financial performance, projected financial performance, valuations of publicly traded peer companies and the illiquid nature of common stock. Stock-based awards made following June 29, 2011 have a fair value based on the closing price of our common stock on the NASDAQ on the date of grant.

Income Taxes

We account for income taxes in accordance with the liability method, whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and the tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheets. We then assess the likelihood that the deferred tax assets will be recovered from future taxable income and the reversal of temporary taxable differences. A valuation allowance is established against deferred tax assets to the extent we believe that recovery is not likely. Significant judgment is required in determining any valuation allowance to be recorded. In assessing the need for a valuation allowance, we consider all available evidence, including past operating results, estimates of future taxable income, reversals of taxable temporary differences and the feasibility of tax planning over the periods in which the temporary differences are deductible. In the event that we change our determination as to the amount of deferred tax assets that can be realized, we will adjust our valuation allowance with a corresponding impact to the provision for income taxes in the period in which the determination is made. Income tax expense or benefit is the current tax payable or refundable, respectively, for the period, plus or minus the change during the period in deferred tax assets and liabilities.

We have been a current taxpayer in the United Kingdom, Germany, France, Brazil, Spain and several states in the United States. Since our inception, in the United States, we have not had any current federal tax liabilities due to tax losses incurred in earlier years and carried forward, as well as significant stock option deductions generated in 2011 and 2012.

At December 31, 2012, we had approximately $15.5 million of U.S. federal NOLs available to reduce future taxable income, $8.9 million of which is attributable to pre-acquisition losses of Escapia, and $0.5 million of which is attributable to pre-acquisition losses of Second Porch. Our NOLs will begin to expire in 2025. The NOLs acquired from Escapia and Second Porch are subject to an annual limitation pursuant to Section 382 of the

Internal Revenue Code of 1986, as amended, due to an “ownership change,” which occurred at the time of our acquisition of the shares of that company. The NOLs attributable to the period of time before our February 1, 2005 Series A preferred stock financing transaction are also subject to an annual limitation due to the deemed ownership change that occurred upon the issuance of those shares. Accordingly, we have not recorded a benefit for approximately $0.4 million of NOLs that will expire unused. All of our NOLs could be subject to a further limitation if we experience an ownership change in future periods.

The difference between our effective income tax rate and the federal statutory rate is primarily a function of the mix of foreign versus U.S. income, the impact of foreign tax rates, uncertain tax positions and permanent differences, including stock-based compensation charges. Our provision for income taxes is subject to volatility and could be adversely impacted by earnings being lower than anticipated in countries that have lower tax rates and higher than anticipated in countries that have higher rates and by pending or future tax law changes in the countries where we conduct business, including rate changes.

In calculating our effective tax rate, significant judgment is required in determining any uncertain tax positions, including the timing and amount of deductions and allocations of income among various tax jurisdictions. We are required to identify, evaluate and measure all uncertain tax positions taken or to be taken on tax returns and to record liabilities for the amount of these positions that may not be sustained, or may only partially be sustained, upon examination by the relevant taxing authorities. Although we believe that our estimates and judgments are reasonable, actual results may differ from these estimates. Some or all of these judgments are subject to review by the taxing authorities. We adjust these reserves in light of changing facts and circumstances, such as the closing of an audit or the refinement of an estimate. To the extent that the final outcome of a matter is different than the amount recorded, such differences will impact the provision for income taxes in the period in which the determination is made. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate, as well as any related net interest and penalties.

Our provision for income taxes does not include provisions for U.S. income taxes and foreign withholding taxes associated with the repatriation of undistributed earnings of any of our foreign subsidiaries because we intend either to invest our non-U.S. earnings permanently in foreign operations or to remit these earnings to our U.S. entities in a tax-free manner. If these earnings were distributed to the U.S. in the form of dividends or otherwise, or if the shares of the relevant foreign subsidiaries were sold or otherwise transferred, we would be subject to additional U.S. income taxes (subject to adjustment for foreign tax credits) and foreign withholding taxes.

Results of Operations

The following tables present our historical operating results and our historical operating results as a percentage of revenue for the periods indicated.

	Year Ended December 31,
	2012	2011	2010
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue:
Listing	$237,973	$199,457	$152,890
Other	42,431	30,766	14,994

Total revenue	280,404	230,223	167,884
Costs and expenses:
Cost of revenue (exclusive of amortization shown separately below)	45,342	34,456	25,647
Product development	43,152	32,744	18,703
Sales and marketing	93,366	81,532	58,376
General and administrative	56,311	47,268	41,445
Amortization expense	12,438	11,542	9,953

Total costs and expenses	250,609	207,542	154,124

Operating income	29,795	22,681	13,760
Other income (expense):
Interest expense	—	—	(22)
Interest income	928	374	208
Other income (expense)	(2,587)	(4,384)	(3,326)

Total other income (expense)	(1,659)	(4,010)	(3,140)

Income before income taxes	28,136	18,671	10,620
Income tax (expense) benefit	(13,175)	(12,493)	6,314

Net income	14,961	6,178	16,934
Cumulative preferred stock dividends and discount accretion	—	(24,678)	(35,224)

Net income (loss) attributable to common stockholders	$14,961	$(18,500)	$(18,290)

Net income (loss) per share attributable to common stockholders:
Basic and diluted	$0.18	$(0.31)	$(0.48)

Weighted average number of shares outstanding:
Basic	82,382	59,549	38,143
Diluted	84,942	59,549	38,143

	Year Ended December 31,
	2012	2011	2010
Consolidated Statements of Operations as a Percentage of Revenue:
Revenue:
Listing	84.9%	86.6%	91.1%
Other	15.1	13.4	8.9

Total revenue	100.0	100.0	100.0
Costs and expenses:
Cost of revenue (exclusive of amortization shown separately below)	16.2	15.0	15.3
Product development	15.4	14.2	11.1
Sales and marketing	33.3	35.4	34.8
General and administrative	20.1	20.5	24.7
Amortization expense	4.4	5.0	5.9

Total costs and expenses	89.4	90.1	91.8

Operating income	10.6	9.9	8.2
Other income (expense):
Interest expense	—	—	—
Interest income	0.3	0.2	0.1
Other income (expense)	(0.9)	(1.9)	(2.0)

Total other income (expense)	(0.6)	(1.7)	(1.9)

Income before income taxes	10.0	8.1	6.3
Income tax (expense) benefit	(4.7)	(5.4)	3.8

Net income	5.3%	2.7%	10.1%

Comparison of the Years Ended December 31, 2012 and 2011

Revenue

	Year Ended December 31,
	2012		2011		Change
Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Listing	$237,973	84.9%	$199,457	86.6%	$38,516	19.3%
Other	42,431	15.1	30,766	13.4	11,665	37.9

Total	$280,404	100.0%	$230,223	100.0%	$50,181	21.8%

	Year Ended December 31,
	2012		2011		Change
Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
United States	$173,078	61.7%	$138,574	60.2%	$34,504	24.9%
International	107,326	38.3	91,649	39.8	15,677	17.1

Total	$280,404	100.0%	$230,223	100.0%	$50,181	21.8%

Revenue was $280.4 million in 2012, compared to $230.2 million in 2011, an increase of $50.2 million, or 21.8%. Our U.S. revenue was $173.1 million, or 61.7% of our total revenue, in 2012, compared to $138.6 million, or 60.2% of our total revenue in 2011.

While our overall revenue growth rate for 2012 was 21.8%, our organic revenue growth rate was 19.8%, mainly due to the acquisition of Toprural in April 2012 that was not included in our organic revenue growth rate. We consider growth to be organic if generated from businesses that we have owned for at least 12 months.

Listings Revenue

Our core listing business revenue increased $38.5 million in 2012 as compared to 2011, primarily due to an increased number of new listings and an increase in revenue per listing. Paid listings increased from 640,925 at the end of 2011 to 711,631 at the end of 2012. Paid listings increased as more owners became aware of our marketplace and as we increased our efforts to increase listings from professional property managers. In addition, we added approximately 12,000 listings in Spain as part of our purchase of Toprural. Our average revenue per listing was $352 in 2012 compared to $341 in 2011, an increase of $11, or 3.2%. The increase was due to base price increases made for certain brands as well as the introduction of tiered pricing on five of our websites, offset by negative impact of foreign exchange rates and reduction in average revenue per listing as a result of lower average revenue per listing of our Australian listings.

Other Revenue

Other revenue increased by $11.7 million in 2012 compared to 2011. Advertising revenue increased by 44.2%, or $3.8 million, in 2012 compared to 2011, due to increased click-through rate as a result of increased traffic to our websites, as well as additional advertising placements on our websites. Revenue from our owner reservation tool and the related merchant bank credit card royalties increased by $2.5 million in 2012 compared to 2011. The balance of the increased revenue was generated from products focused on travelers, such as property damage protection and trip insurance and the Carefree Rental Guarantee, which generated increased revenue of $3.4 million in 2012 compared to 2011.

Revenue Growth in Constant Currency

We invoice and collect payments in the Euro, the British Pound, the Brazilian Reis and Australian Dollar in their respective regions. As a result, our total revenue is affected by changes in the value of the U.S. Dollar relative to these other currencies. In order to provide a comparable framework for assessing how our business performed excluding the effect of foreign currency fluctuations, management analyzes year-over-year revenue growth on a constant currency basis. Since we operate with the U.S. Dollar as our functional currency, we calculate constant currency on revenue recognized during the current period that was originally booked in currencies other than the U.S. Dollar by comparing the exchange rates used to recognize revenue in the current period against the exchange rates used to recognize revenue in the comparable prior period.

In 2012, the year-over-year growth in listing revenue measured on a constant currency basis was 22.5%, compared with 19.3% as reported. The year-over-year growth in total revenue in 2012 measured on a constant currency basis was 24.6%, compared with 21.8% as reported.

Cost of Revenue

	Year Ended December 31,
	2012		2011		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Cost of revenue	$45,342	16.2%	$34,456	15.0%	$10,886	31.6%

Cost of revenue was $45.3 million in 2012, compared to $34.5 million in 2011, an increase of $10.9 million, or 31.6%. A large part of the increase was due to a $6.5 million increase in salaries, benefits, bonuses and related expenses, including non-cash stock-based compensation, for our customer service and web-hosting personnel.

During 2012, we added 107 new customer support and web-hosting personnel and incurred a full year impact of adding 14 new employees in 2011 in customer support and web-hosting personnel. With increased customer service employees as well as increased investment in hosting equipment, we incurred a higher expense for depreciation of computer equipment, furniture and facility leasehold improvements, which increased $1.3 million, or 23.7%, during 2012. Merchant fees are generally incurred as a percentage of credit card receipts and increased by $713,000 in 2012 compared to 2011. Direct expenses associated with web hosting increased by $460,000 as we added more computing capacity for increased growth in visits to our websites. Other increases included $1.6 million in increases in software licenses and maintenance for our corporate systems.

Product Development

	Year Ended December 31,
	2012		2011		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Product development	$43,152	15.4%	$32,744	14.2%	$10,408	31.8%
Capitalized software development costs	5,878	2.1	4,737	2.1	1,141	24.1

Total product and technology costs expensed and capitalized	$49,030	17.5%	$37,481	16.3%	$11,549	30.8%

Product development expense was $43.2 million for 2012, compared to $32.7 million for 2011, an increase of $10.4 million, or 31.8%. A large part of the increase was due to an $8.0 million increase in salaries, benefits, bonuses and related expenses, including non-cash stock-based compensation, offset by an increase in capitalized software costs of $1.1 million. During 2012, we added 77 new employees in product development and incurred a full year impact of adding 43 new employees in 2011 in product development. Overall increases in headcount also drove higher facilities and depreciation expense of $743,000 in 2012. Contracting expense increased $2.2 million in 2012 compared to 2011 due to increased use of outsourced technology resources.

Sales and Marketing

	Year Ended December 31,
	2012		2011		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Sales and marketing	$93,366	33.3%	$81,532	35.4%	$11,834	14.5%

Sales and marketing expense was $93.4 million for 2012, compared to $81.5 million for 2011, an increase of $11.8 million, or 14.5%. Salaries, benefits, bonuses and related expenses, including non-cash stock-based compensation, increased $6.0 million due primarily to an increase in the number of our employees. During 2012, we added 80 new employees in sales and marketing and incurred a full year impact of adding 95 new employees in 2011. Overall increases in headcount also drove higher facilities and depreciation expense of $749,000. Direct marketing expenses increased by $3.7 million due to higher expenses associated with pay-per-click advertising and online advertising through our network of website partners to support the growth of the overall business. Other increases included $1.1 million in increases in software licenses and maintenance for our corporate systems.

General and Administrative

	Year Ended December 31,
	2012		2011		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
General and administrative	$56,311	20.1%	$47,268	20.5%	$9,043	19.1%

General and administrative expense was $56.3 million for 2012, compared to $47.3 million for 2011, an increase of $9.0 million, or 19.1%. A large part of the increase was due to a $6.3 million increase in salaries, benefits, bonuses and related expenses, including non-cash stock-based compensation. During 2012, we added 29 new employees and executives in operations, finance, human resources, and legal and incurred a full year impact of adding two new employees in 2011 in general and administrative functions, after the redeployment of 27 employees into sales and marketing operations. In 2012, software license and maintenance expense for our corporate systems decreased by $883,000. Other increases included $488,000 of expense related to the Basic Rental Guarantee offered to travelers and $1.2 million in various non-income based taxes.

Amortization

	Year Ended December 31,
	2012		2011		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Amortization expense	$12,438	4.4%	$11,542	5.0%	$896	7.8%

Amortization expense was $12.4 million for 2012, compared to $11.5 million for 2011, an increase of $896,000, or 7.8%. Amortization expense increased in 2012 compared to 2011 due to the addition of identifiable intangible assets from our two acquisitions in 2011 and our one acquisition in 2012. Also contributing to the increase are foreign exchange rate fluctuations on our intangible assets held in local currencies in France, Germany, the United Kingdom, Australia and Brazil, as well as an increase in amortization of $1.7 million as a result of amortizing certain previously indefinite-lived intangible assets. These increases were partially offset by a decrease in our amortization expense resulting from the expiration of identifiable intangible assets from prior acquisitions of $2.2 million.

Other Income (Expense)

	Year Ended December 31,
	2012		2011		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Other income (expense)	$(1,659)	(0.6)%	$(4,010)	(1.7)%	$2,351	(58.6)%

Other income (expense) includes approximately $2.6 million in losses from foreign currency related transactions in 2012, compared to losses of $4.6 million the previous year. These losses consist primarily of the re-measurement of intercompany loans and other assets and liabilities denominated in foreign currencies, including gains/losses recognized on forward contracts. The decrease in the amount of losses in 2012 was primarily due to the effectiveness of the forward contracts we entered into with the intention to offset foreign currency impact on certain of our intercompany loans. These losses were partially offset by interest income of $928,000 in 2012, compared to $374,000 in 2011.

Income Taxes

	Year Ended December 31,
	2012		2011		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Income tax expense	$(13,175)	(4.7)%	$(12,493)	(5.4)%	$(682)	5.5%

The change in income tax expense from $12.5 million in 2011 to $13.2 million in 2012 is primarily related to the increase in pre-tax earnings, an increase in tax reserves, with some offset by a reduction in the foreign rate differential due to increased earnings in lower tax jurisdictions, as well as increased tax deductions related to stock-based compensation.

Tax expense in 2012 contains $2.3 million in reserves, which includes $1.8 million associated with our global restructuring plan.

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

While our overall revenue growth rate for 2011 was 37.1%, our organic revenue growth rate was 29.8% due to the acquisition of realholidays.com.au in April 2011 as well as the acquisitions of AlugueTemporada and BedandBreakfast.com in March 2010 that were not included in our organic revenue growth rate for the full year. We consider growth to be organic if generated from businesses that we have owned for at least 12 months.

Listings Revenue

Our core listing business revenue increased $46.6 million in 2011 as compared to 2010, primarily due to an increased number of new listings and an increase in revenue per listing. Paid listings increased from 527,535 at the end of 2010 to 640,925 at the end of 2011. Paid listings increased as more owners became aware of our marketplace and as we increased our efforts to increase listings from professional property managers. In addition, we added approximately 20,000 listings in Australia as part of our purchase of realholidays.com.au. Our average revenue per listing was $341 in 2011 compared to $318 in 2010, an increase of $23, or 7.2%. The increase was due to base price increases made for certain brands as well as the introduction of tiered pricing on HomeAway.com, offset by reduction in average revenue per listing as a result of lower average revenue per listing of our Australian listings.

Other Revenue

With respect to other revenue, software licensing and maintenance as well as other software-related revenue increased by $8.3 million in the year ended December 31, 2011 compared to the year ended December 31, 2010, primarily as a result of the acquisitions of the Instant Software and Escapia businesses, which were completed in the fourth quarter of 2010 and therefore were only part of our product offerings for two months in the year ended December 31, 2010. Advertising revenue increased by 48.3%, or $2.8 million in 2011 compared to 2010, due to improved economic conditions for online advertising in 2011, as well as changes made to our websites to better serve advertisers. Revenue from our owner reservation tool and the related merchant bank credit card royalties increased by $2.2 million in the year ended December 31, 2011, compared to the year ended December 31, 2010. We no longer offer a vacation booking service, which was part of a pilot program in 2010, and therefore revenue in this area was lower by $331,000. The balance of the increased revenue was generated from products focused on travelers, such as property damage protection and trip insurance and the Carefree Rental Guarantee, which generated increased revenue of $2.0 million in the year ended December 31, 2011, compared to the year ended December 31, 2010.

Revenue Growth in Constant Currency

We invoice and collect payments in the Euro, the British Pound, the Brazilian Reis and Australian Dollar in their respective regions. As a result, our total revenue is affected by changes in the value of the U.S. Dollar relative to these other currencies. In order to provide a comparable framework for assessing how our business performed excluding the effect of foreign currency fluctuations, management analyzes year-over-year revenue growth on a constant currency basis. Since we operate with the U.S. Dollar as our functional currency, we calculate constant currency on revenue recognized during the current period that was originally booked in currencies other than the U.S. Dollar by comparing the exchange rates used to recognize revenue in the current period against the exchange rates used to recognize revenue in the comparable prior period.

In 2011, the year-over-year growth in listing revenue measured on a constant currency basis was 27.8% compared with 30.5% as reported. The year-over-year growth in total revenue in 2011 measured on a constant currency basis was 34.7%, compared with 37.1% as reported.

Cost of Revenue

	Year Ended December 31,
	2011		2010		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Cost of revenue	$34,456	15.0%	$25,647	15.3%	$8,809	34.3%

Cost of revenue was $34.5 million in 2011, compared to $25.6 million in 2010, an increase of $8.8 million, or 34.3%. A large part of the increase was due to a $4.4 million increase in salaries, benefits, bonuses and related expenses, including non-cash stock-based compensation, for our customer service and web-hosting personnel. During 2011, we added 14 new customer support and web-hosting personnel and incurred a full year impact of adding 83 new customer service and web-hosting personnel in 2010. With increased customer service employees as well as increased investment in hosting equipment, we incurred a higher expense for depreciation of computer equipment, furniture and facility leasehold improvements, which increased $1.9 million, or 50.4%, during 2011. Merchant fees are generally incurred as a percentage of credit card receipts and increased by $1.2 million in 2011 compared to 2010, increasing slightly below revenue growth on a percentage basis. Direct expenses associated with web hosting increased by $716,000 as we added more computing capacity for increased growth in visits to our websites. Other increases included $381,000 in increases in software licenses and maintenance for our corporate systems.

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

Product development expense was $32.7 million for 2011, compared to $18.7 million for 2010, an increase of $14.0 million, or 75.1%. A large part of the increase was due to an $11.5 million increase in salaries, benefits, bonuses and related expenses, including non-cash stock-based compensation, offset by an increase in capitalized software costs of $1.3 million. During 2011, we added 43 new employees in product development and incurred a full year impact of adding 58 new employees in 2010 in product development. Overall increases in headcount also drove higher facilities and depreciation expense of $1.8 million in 2011. Contracting expense increased $1.5 million in 2011 compared to 2010 due to increased use of outsourced technology resources.

Sales and Marketing

	Year Ended December 31,
	2011		2010		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Sales and marketing	$81,532	35.4%	$58,376	34.8%	$23,156	39.7%

Sales and marketing expense was $81.5 million for 2011, compared to $58.4 million for 2010, an increase of $23.2 million, or 39.7%. Salaries, benefits, bonuses and related expenses, including non-cash stock-based compensation, increased $19.0 million due primarily to an increase in the number of our employees. During 2011, we added 95 new employees in sales and marketing, including 27 existing general and administrative employees that were redeployed as of January 1, 2011 into new roles within our sales and marketing organization to continue our focus on the growth of our business. During the year ended December 31, 2011, the related compensation costs were captured in sales and marketing, accounting for $8.4 million of the total increase of $19.0 million of compensation-related expenses during the period. Additionally, in 2011 we incurred a full year impact of adding 57 new employees in 2010 in sales and marketing.

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

General and administrative expense was $47.3 million for 2011, compared to $41.4 million for 2010, an increase of $5.8 million, or 14.0%. A large part of the increase was due to a $2.6 million increase in salaries, benefits, bonuses and related expenses, including non-cash stock-based compensation. During 2011, we added 29 new employees and executives in operations, finance, human resources, and legal—after the redeployment of 27 into sales and marketing operations, the net increase was two new employees. The increase in compensation-related expenses of $2.6 million is net of a decrease of $8.4 million in compensation-related expenses due to the centralization of administrative functions as part of our integration efforts and the redeployment of employees into the sales and marketing organization, resulting in these expenses being recognized within sales and marketing rather than general and administrative in the current period. However, in 2011, we incurred a full year impact of adding 34 new employees in 2010 in general and administrative functions.

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

Liquidity and Capital Resources

From our incorporation in 2004 until December 31, 2012, we financed our operations and acquisitions primarily through private placements of our capital stock and bank borrowings, which have been fully repaid, our initial public offering in July 2011, which generated net proceeds of approximately $146.2 million, after deducting underwriting discounts and other expenses incurred for the sale of our common stock, and from cash flows from operations. As of December 31, 2012, our cash, cash equivalents and short-term investments totaled $269.8 million, compared to $184.0 million at December 31, 2011. At December 31, 2012, this amount included assets held in certain of our foreign operations totaling approximately $49.9 million. If these assets were distributed to the U.S., we may be subject to additional U.S. taxes in certain circumstances (subject to an adjustment for foreign tax credits) and foreign withholding taxes. We actively monitor the third-party depository institutions and money market funds that hold these assets, primarily focusing on the safety of principal and secondarily maximizing yield on these assets. We diversify our cash and cash equivalents and investments among various financial institutions and money market funds in order to reduce our exposure should any one of these financial institutions or money market funds fail or encounter difficulties. To date, we have not experienced any material loss or lack of access to our invested cash, cash equivalents or short-term investments; however, we can provide no assurances that access to our invested cash, cash equivalents or short-term investments will not be impacted by adverse conditions in the financial markets. We have funds in our operating accounts that are deposited with third party financial institutions. These balances in the U.S. may exceed the Federal Deposit Insurance Corporation (FDIC) insurance limits. While we monitor the cash balances in our operating accounts, these cash balances could be adversely impacted if the underlying financial institutions fail and could be subject to other adverse conditions in the financial markets.

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Consolidated Statements of Cash Flow Data:
Net cash provided by operating activities	$95,403	$76,972	$61,857
Net cash used in investing activities	(57,975)	(73,502)	(81,031)
Net cash provided by (used in) financing activities	33,000	51,630	(5,952)
Effect of exchange rate changes on cash	842	(2,589)	(1,602)
Net increase (decrease) in cash and cash equivalents	71,270	52,511	(26,728)
Cash and cash equivalents at beginning of period	118,208	65,697	92,425

Cash and cash equivalents at end of period	$189,478	$118,208	$65,697

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $95.4 million, $77.0 million and $61.9 million in the years ended December 31, 2012, 2011 and 2010, respectively.

A key driver of our cash from operations is the upfront collection of fees for new and renewed subscriptions. In 2012, cash was generated primarily through an increase in new and renewed listing subscriptions, resulting in higher upfront collection of listing fees and increased deferred revenue of $22.4 million. In 2012, we generated net income of $15.0 million. Included in our net income was depreciation expense of $11.1 million, amortization expense of $12.4 million, non-cash stock-based compensation expense of $27.0 million, excess tax benefit from stock-based compensation of $7.1 million and a decrease in non-cash deferred income taxes of $3.1 million. Net income, excluding these non-cash reductions, contributed $55.2 million to cash provided by operating activities during 2012.

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

Net Cash Used in Investing Activities

Net cash used in investing activities was $58.0 million, $73.5 million and $81.0 million in the years ended December 31, 2012, 2011 and 2010, respectively. Our investing activities reflect the acquisitions we have made, as well as capital expenditures and changes in our short-term investments.

In 2012, we invested $16.2 million, net of cash acquired, for the acquisition of Toprural. Capital expenditures were $17.3 million and included $5.9 million in capitalized software development costs. The remaining amount of capital expenditures was comprised of computer equipment and software, furniture and tenant improvements for facilities. We purchased $57.1 million of short-term investments and received proceeds from the sale of short-term investments during the year of $40.4 million. We also purchased a minority stake in a privately-held company in China for $6.4 million.

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

As our business expands, we expect to invest in new computers and software for employees, for product development and to support the hosting of our websites. As we expand our facilities, we intend to purchase furniture and fixtures and invest in leasehold improvements. We may have acquisitions in the future that could have a material impact on our cash flows and operations. Our planned capital expenditures are not expected to exceed $20 million in 2013.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities was $33.0 million and $51.6 million in the years ended December 31, 2012 and 2011, respectively, compared to net cash used in financing activities of $6.0 million in the year ended December 31, 2010.

Cash provided by financing activities in 2012 was comprised of $25.9 million of cash received from the exercise of employee stock options. Additionally, excess tax benefit from the exercise of employee stock options was $7.1 million.

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

Capital Resources

Based on past performance and current expectations, we believe that our existing cash, cash equivalents, short-term investments and cash generated from operations, both globally and in the U.S., will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months.

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

As of December 31, 2012, we have 135,000 Euros held in restricted cash to protect the bank from default on credit cards used in our operations, 100,000 Australian dollars in restricted cash as a draft guarantee for our payroll provider in Australia and 200,000 Swiss francs in restricted cash to support a bank guarantee related to our new European headquarters lease in Geneva, Switzerland. As we enter into new leases and as we make changes to our credit card merchants and acquiring banks, we may have increases to restricted cash and deposits.

We lease our facilities and certain office equipment under noncancellable operating leases. Future minimum lease payments under these operating leases at December 31, 2012 are as follows (in thousands):

2013	$4,877
2014	4,624
2015	3,997
2016	3,744
2017	3,169
Thereafter	6,558

Total minimum lease payments	$26,969

As of December 31, 2012, we have reserved $5.7 million for uncertain tax positions, including interest and penalties. We are unable to make a reasonably reliable estimate as to when or if cash settlement with taxing authorities will occur. For additional information regarding uncertain tax positions, see Note 11 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

During the years ended December 31, 2012, 2011 and 2010, we did not, and we do not currently, have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates involving the Euro, the British pound, the Brazilian Reais, the Swiss Franc and the Australian dollar. We currently enter into forward contracts to hedge fluctuations in the value of certain intercompany debt denominated in foreign currencies but do not enter into any other derivative financial instruments for trading or speculative purposes. Fluctuations in currency exchange rates could harm our business in the future. Because we conduct a significant and growing portion of our business outside the United States but report our results in U.S. dollars, we face exposure to adverse movements in currency exchange rates, which may cause our revenue and operating results to differ materially from expectations. In addition, the results of operations of many of our internationally focused websites are exposed to foreign exchange rate fluctuations as the financial results of the applicable subsidiaries are translated from the local currency into U.S. dollars upon consolidation. A decline in the U.S. dollar relative to foreign currencies would increase our non-U.S. revenue and improve our operating results. Conversely, if the U.S. dollar strengthens relative to foreign currencies, our revenue and operating results would be adversely affected. The effect of an immediate 10% adverse change in exchange rates on foreign denominated cash and receivables as of December 31, 2012, would result in a loss of approximately $0.5 million and a reduction in value on the balance sheet of approximately $5.8 million.

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

We have a non-controlling equity investment in a privately-held company in China. Since our ownership interest is less than 20 percent and we do not have the ability to exert significant influence, we account for this non-marketable equity investment using the cost method of accounting. As of December 31, 2012, the carrying value of this investment was $6.4 million.

Item 8. Financial Statements and Supplementary Data.

The information required by this item is incorporated by reference to the consolidated financial statements and accompanying notes set forth on pages F-1 through F-34 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K, an evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as of December 31, 2012, the end of the period covered by this Annual Report on Form 10-K, were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Internal control over financial reporting is a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that our degree of compliance with the policies or procedures may deteriorate.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of the period covered by this Annual Report on Form 10-K based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012.

Our independent registered public accounting firm, which has audited our consolidated financial statements, has also audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, as stated in their report, which is included in Item 15(a)(1) of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our executive officers and directors and their ages and positions as of December 31, 2012 are as follows:

Name	Age	Position
Brian H. Sharples	52	Co-Founder, Chief Executive Officer, President and Director
Lynn Atchison	53	Chief Financial Officer and Secretary
Brent Bellm	41	Chief Operating Officer
Ross A. Buhrdorf	48	Chief Technology Officer
Thomas Hale	44	Chief Product Officer
Carl G. Shepherd	60	Co-Founder, Chief Strategy and Development Officer and Director
Charles (“Lanny”) Baker(2)	46	Director
Simon Breakwell(2)	47	Director
Jeffrey D. Brody(1)	52	Director
Christopher (“Woody”) Marshall(1)(3)	44	Director
Tina Sharkey(1)	48	Director
Philip S. Siegel(3)	48	Director
Robert Solomon(2)(3)	46	Director

(1)	Member of our Compensation Committee
(2)	Member of our Audit Committee
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

Charles (“Lanny”) C. Baker has served as a director since April 2011. Mr. Baker has served as the Chief Executive Officer and President of ZipRealty, Inc., a residential real estate brokerage firm and provider of technology systems to real estate agents and brokerages, since October 2010. From December 2008 to October 2010, Mr. Baker served as the Executive Vice President and Chief Financial Officer of ZipRealty, Inc. From March 2005 to June 2007, Mr. Baker served as Senior Vice President and Chief Financial Officer of Monster Worldwide, Inc., an online recruitment services company. From June 1993 to March 2005, Mr. Baker served in positions of increasing responsibility in the Equity Research department at Smith Barney, a division of Citigroup, Inc., serving as Managing Director from January 2000 to March 2005. Mr. Baker serves on the board of directors of ZipRealty, Inc. and XO Group, Inc., a life stages media company targeting couples planning their weddings and lives together. Mr. Baker holds a B.A. in history from Yale College.

Simon Breakwell has served as a director since August 2012. Mr. Breakwell is currently Head of European Operations for Uber, Inc. Since 2001, Mr. Breakwell has served as the President, Founder and a director of Expedia International, Inc., a subsidiary of Expedia, Inc. Prior to becoming the President of Expedia International, Inc., Mr. Breakwell spent seven years in senior business roles in Expedia, Inc., the Travel Group (acquired by Expedia, Inc.) and British Airways. Mr. Breakwell holds an M.B.A. from Lancaster University and a B.A. from Portsmouth Polytechnic.

Jeffrey D. Brody has served as a director since January 2005. Mr. Brody is a founding partner of Redpoint Ventures. He also serves as a managing member of Brentwood Venture Capital. Mr. Brody serves on the board of directors of several private companies including 55Social, Kodiak Networks, Tantalus, The Receivables

Exchange, Viajanet and Xango. Mr. Brody was an early investor and director of Danger (acquired by Microsoft), Fraud Sciences (acquired by eBay), LifeSize Communications (acquired by Logitech), Concur Technologies (CNQR), Loopnet (LOOP), Zing Systems (acquired by OpenWave), ViaVideo (acquired by Polycom) and WebTV (acquired by Microsoft). Mr. Brody holds a B.S. in mechanical engineering from the University of California, Berkeley and an M.B.A. from the Stanford University Graduate School of Business.

Christopher (“Woody”) P. Marshall has served as a director since October 2008. Mr. Marshall is a General Partner at Technology Crossover Ventures, or TCV, a growth equity firm focused on information technology companies. Prior to joining TCV in 2008, Mr. Marshall spent 12 years as a Managing Partner at Trident Capital, a venture capital and private equity firm focused on the software, business services and Internet markets. Mr. Marshall also serves on the boards of directors of XRS Corporation, a provider of fleet operations solutions to the transportation industry, and TheStreet.com, Inc., a digital financial media company. Mr. Marshall holds a B.A. from Hamilton College and an M.B.A. from the J. L. Kellogg Graduate School of Management at Northwestern University.

Tina Sharkey has served as a director since December 2012. From 2007 to 2012, Ms. Sharkey served as Chairman and Global President of BabyCenter LLC, a wholly-owned subsidiary of Johnson and Johnson. Prior to that, Ms. Sharkey held various positions, including Senior Vice President, General Manager of America Online Inc. from 2003 to 2006. From 2004 to 2006, Ms. Sharkey served as Senior Vice President and General Manager a portfolio of AOL properties including AOL.com and AOL Instant Messenger. Ms. Sharkey serves as a director for ad:tech (from 2009), and served as a director for Baby Buggy, Inc. (from 2002-2009) and the Interactive Advertising Bureau (from 2007 to 2012). Ms. Sharkey holds a B.A. from the University of Pennsylvania.

Philip S. Siegel has served as a director since April 2004. Mr. Siegel is a general partner with Austin Ventures, which he joined in 2001, and focuses on services investing, with a particular emphasis on the media, information services, financial and business services, and supply chain markets. Mr. Siegel has founded several private companies and also serves on the board of directors of several private companies, including All Star Directories, Asset International, Century Payments, LEAP Auto Loans, MIQ Logistics, Newgistics, Port Logistics Group, Vida Capital, and WhaleShark Media. He is currently a part-time professor at the Acton School of Business and served as an adjunct professor in the entrepreneurship department at the University of Texas Graduate School of business from 1999 until 2002. Mr. Siegel holds a B.A. in chemistry and math and an M.B.A. from the University of Chicago.

Robert Solomon has served as a director since January 2009. Mr. Solomon served as Chief Operating Officer and President of Groupon, Inc., a consumer discount website, from March 2010 through March 2011. Prior to joining Groupon, Mr. Solomon was a venture partner with Technology Crossover Ventures, or TCV, a private equity and venture capital firm focused on information technology companies. From January 2006 to February 2008, Mr. Solomon served as President and Chief Executive Officer of SideStep, Inc., an online travel search engine acquired by Kayak Software Corporation in December 2007. Prior to his time at SideStep, Mr. Solomon held various positions at Yahoo! Inc., an Internet content and services developer, including Senior Vice President of Commerce from February 2000 to January 2006 and Vice President and General Manager of Shopping Group from February 2000 to January 2006. Previously, Mr. Solomon worked for Zaplet, Inc., FireDrop, Inc., Cendant Corporation, Electronic Arts Inc. and GolfWeb, Inc. Mr. Solomon serves on the advisory board and board of directors of several private companies. Mr. Solomon holds a B.A. in history from the University of California at Berkeley.

Other information required by Part III, Item 10, will be included in the sections entitled “Proposal One: Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Certain Relationships and Related Party Transactions” and “Corporate Governance” in our Proxy Statement relating to our 2013 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2012, and is incorporated herein by reference.

Item 11. Executive Compensation.

Information required by Part III, Item 11, will be included in the section entitled “Executive Compensation” in our Proxy Statement relating to our 2013 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2012, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by Part III, Item 12, will be included in the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our Proxy Statement relating to our 2013 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2012, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by Part III, Item 13, will be included in the sections entitled “Certain Relationships and Related Party Transactions” and “Corporate Governance” in our Proxy Statement relating to our 2013 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2012, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Information required by Part III, Item 14, will be included in the section entitled “Proposal Two: Ratification of Selection of Independent Public Accounting Firm” in our Proxy Statement relating to our 2013 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2012, and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	Documents Filed with Report

(1)	Financial Statements.

(2)	Financial Statement Schedules.

The following financial statement schedule should be read in conjunction with the consolidated financial statements of HomeAway, Inc. filed as part of this Report:

Schedule II—Valuation and Qualifying Accounts	F-37

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

Date: February 27, 2013

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

Signature	Title	Date

/s/ Brian H. Sharples Brian H. Sharples	Director, President and Chief Executive Officer (principal executive officer)	February 27, 2013

/s/ Lynn Atchison Lynn Atchison	Chief Financial Officer and Secretary (principal financial officer and principal accounting officer)	February 27, 2013

/s/ Charles C. Baker Charles C. Baker	Director	February 27, 2013

/s/ Simon Breakwell Simon Breakwell	Director	February 27, 2013

/s/ Jeffrey D. Brody Jeffrey D. Brody	Director	February 27, 2013

/s/ Christopher P. Marshall Christopher P. Marshall	Director	February 27, 2013

/s/ Carl G. Shepherd Carl G. Shepherd	Director, Co-Founder and Chief Strategy and Development Officer	February 27, 2013

/s/ Tina Sharkey Tina Sharkey	Director	February 27, 2013

/s/ Philip S. Siegel Philip S. Siegel	Director	February 27, 2013

/s/ Robert Solomon Robert Solomon	Director	February 27, 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of HomeAway, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of HomeAway, Inc. and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our audits (which was an integrated audit in 2012). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Austin, Texas

February 27, 2013

HomeAway, Inc.

Consolidated Balance Sheets

(in thousands except share and per share amounts)	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$189,478	$118,208
Short-term investments	80,330	65,748
Accounts receivable, net of allowance for doubtful accounts of $633 and $425 as of December 31, 2012 and 2011, respectively	16,343	15,929
Income tax receivable	775	—
Prepaid expenses and other current assets	7,312	5,680
Restricted cash	284	1,039
Deferred tax assets	5,425	4,090

Total current assets	299,947	210,694
Property and equipment, net	32,901	25,865
Goodwill	312,412	301,015
Intangible assets, net	59,727	61,515
Restricted cash	230	244
Deferred tax assets	1,807	1,794
Other non-current assets	15,651	3,504

Total assets	$722,675	$604,631

Liabilities, redeemable preferred stock and stockholders’ equity
Current liabilities:
Accounts payable	$6,613	$3,102
Income tax payable	11,137	6,283
Accrued expenses	33,856	26,931
Deferred revenue	126,351	101,955
Deferred tax liabilities	—	92

Total current liabilities	177,957	138,363
Deferred revenue, less current portion	2,879	2,608
Deferred tax liabilities	17,615	16,224
Other non-current liabilities	7,191	6,427

Total liabilities	205,642	163,622

Commitments and contingencies (Note 7)
Stockholders’ equity
Common stock: $0.0001 par value; 350,000,000 shares authorized; 83,441,153 and 80,685,391 shares issued and outstanding as of December 31, 2012 and 2011	8	8
Additional paid-in capital	618,700	558,667
Accumulated other comprehensive loss	(5,450)	(6,480)
Accumulated deficit	(96,225)	(111,186)

Total stockholders’ equity	517,033	441,009

Total liabilities and stockholders’ equity	$722,675	$604,631

The accompanying notes are an integral part of these financial statements.

HomeAway, Inc.

Consolidated Statements of Operations

(in thousands except per share amounts)	Year Ended December 31,
	2012	2011	2010
Revenue:
Listing	$237,973	$199,457	$152,890
Other	42,431	30,766	14,994

Total revenue	280,404	230,223	167,884
Costs and expenses:
Cost of revenue (exclusive of amortization shown separately below)	45,342	34,456	25,647
Product development	43,152	32,744	18,703
Sales and marketing	93,366	81,532	58,376
General and administrative	56,311	47,268	41,445
Amortization expense	12,438	11,542	9,953

Total costs and expenses	250,609	207,542	154,124

Operating income	29,795	22,681	13,760
Other income (expense):
Interest expense	—	—	(22)
Interest income	928	374	208
Other income (expense)	(2,587)	(4,384)	(3,326)

Total other income (expense)	(1,659)	(4,010)	(3,140)

Income before income taxes	28,136	18,671	10,620
Income tax (expense) benefit	(13,175)	(12,493)	6,314

Net income	14,961	6,178	16,934
Cumulative preferred stock dividends and discount accretion	—	(24,678)	(35,224)

Net income (loss) attributable to common stockholders	$14,961	$(18,500)	$(18,290)

Net income (loss) per share attributable to common stockholders:
Basic and diluted	$0.18	$(0.31)	$(0.48)

Weighted average number of shares outstanding:
Basic	82,382	59,549	38,143
Diluted	84,942	59,549	38,143

The accompanying notes are an integral part of these financial statements.

HomeAway, Inc.

Consolidated Statements of Comprehensive Income

(in thousands)	Year Ended December 31,
	2012	2011	2010
Net income	$14,961	$6,178	$16,934
Other comprehensive income:
Foreign currency translation adjustments	767	(2,410)	(3,501)
Change in unrealized gains (losses) on short-term investments, net of tax	263	(338)	(19)

Total other comprehensive income (loss), net of tax	1,030	(2,748)	(3,520)

Comprehensive income	$15,991	$3,430	$13,414

The accompanying notes are an integral part of these financial statements.

HomeAway, Inc.

Consolidated Statements of Changes in Redeemable Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands)	Redeemable Preferred Stock								Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accum- ulated Deficit	Total Stock- holders’ Equity (Deficit)
	Series A Redeemable		Series B Redeemable		Series C Convertible Redeemable		Series D Convertible Redeemable
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2009	28,781	$49,540	3,550	$8,030	19,141	$118,978	15,305	$275,201	37,191	$4	$—	$(212)	$(121,866)	$(122,074)
Repurchase of preferred stock	(2,391)	(3,348)	(297)	(594)	—	—	—	—	—	—	—	—	—	—
Payment of dividends for preferred stock	—	(1,439)	—	(195)	—	(2,431)	—	—	—	—	—	—	—	—
Accretion of preferred stock to redemption values	—	1,088	—	190	—	115	—	22,540	—	—	(23,933)	—	—	(23,933)
Accretion of dividends	—	3,090	—	544	—	7,656	—	—	—	—	(2,876)	—	(8,414)	(11,290)
Issuance of stock under Company plans, net of shares withheld for taxes	—	—	—	—	—	—	—	—	643	—	1,608	—	—	1,608
Stock compensation expenses	—	—	—	—	—	—	—	—	—	—	13,512	—	—	13,512
Issuance of common stock	—	—	—	—	—	—	—	—	1,153	—	11,698	—	—	11,698
Tax shortfall related to employee stock options	—	—	—	—	—	—	—	—	—	—	(9)	—	—	(9)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(3,520)	—	(3,520)
Net income	—	—	—	—	—	—	—	—	—	—	—	—	16,934	16,934

Balance at December 31, 2010	26,390	48,931	3,253	7,975	19,141	124,318	15,305	297,741	38,987	4	—	(3,732)	(113,346)	(117,074)
Accretion of preferred stock to redemption values	—	5,514	—	963	—	75	—	12,778	—	—	(18,799)	—	(531)	(19,330)
Accretion of dividends	—	1,360	—	227	—	3,761	—	—	—	—	(1,861)	—	(3,487)	(5,348)
Redemption of preferred stock	(26,390)	(36,945)	(3,253)	(6,506)	—	—	—	—	—	—	—	—	—	—
Conversion of preferred stock to common stock	—	—	—	—	(19,141)	(95,237)	(15,305)	(310,519)	34,446	3	405,753	—	—	405,756
Payment of dividends for preferred stock	—	(18,860)	—	(2,659)	—	(32,917)	—	—	—	—	—	—	—	—
Restricted stock withholding	—	—	—	—	—	—	—	—	(49)	—	(1,131)	—	—	(1,131)
Common stock issued in a public offering, net of underwriting discount and offering expenses	—	—	—	—	—	—	—	—	5,931	1	146,217	—	—	146,218
Issuance of stock under Company plans, net of shares withheld for taxes	—	—	—	—	—	—	—	—	1,370	—	4,050	—	—	4,050
Stock compensation expenses	—	—	—	—	—	—	—	—	—	—	23,933	—	—	23,933
Excess tax benefits related to employee stock options	—	—	—	—	—	—	—	—	—	—	505	—	—	505
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(2,748)	—	(2,748)
Net income	—	—	—	—	—	—	—	—	—	—	—	—	6,178	6,178

Balance at December 31, 2011	—	—	—	—	—	—	—	—	80,685	8	$558,667	(6,480)	(111,186)	441,009
Issuance of stock under Company plans, net of shares withheld for taxes	—	—	—	—	—	—	—	—	2,756	—	25,878	—	—	25,878
Stock compensation expenses	—	—	—	—	—	—	—	—	—	—	27,033	—	—	27,033
Excess tax benefits related to employee stock options	—	—	—	—	—	—	—	—	—	—	7,122	—	—	7,122
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	1,030	—	1,030
Net income	—	—	—	—	—	—	—	—	—	—	—	—	14,961	14,961

Balance at December 31, 2012	—	$—	—	$—	—	$—	—	$—	83,441	$8	$618,700	$(5,450)	$(96,225)	$517,033

The accompanying notes are an integral part of these financial statements.

HomeAway, Inc.

Consolidated Statements of Cash Flows

(in thousands)	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities
Net income	$14,961	$6,178	$16,934
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,051	8,429	5,888
Amortization of intangible assets	12,438	11,542	9,953
Amortization of premiums on securities and other	2,364	352	396
Stock-based compensation	27,033	23,933	13,512
Excess tax (benefit) shortfall from stock-based compensation	(7,122)	(505)	9
Deferred income taxes	(3,119)	8,630	(11,384)
Loss (gain) on sale of investments and other	45	(95)	(12)
Net realized/unrealized foreign exchange loss	817	2,086	2,170
Realized loss on foreign currency forwards	1,910	2,537	483
Changes in operating assets and liabilities, net of assets and liabilities assumed in business combinations:
Accounts receivable	251	(7,170)	(4,280)
Income tax receivable	(672)	1,057	35
Prepaid expenses and other assets	(6,987)	(6,297)	(900)
Accounts payable	3,376	(1,676)	1,800
Accrued expenses	4,457	4,864	5,181
Income tax payable	11,486	4,271	1,149
Deferred revenue	22,401	16,420	20,658
Deferred rent and other non-current liabilities	713	2,416	265

Net cash provided by operating activities	95,403	76,972	61,857

Cash flows from investing activities
Cash paid for businesses acquired, net of cash acquired	(16,207)	(4,748)	(70,466)
Change in restricted cash	773	1,538	—
Cash paid for trademarks and other assets acquired	(251)	(302)	(92)
Cash paid for non-marketable equity investment	(6,446)	—	—
Purchases of short-term investments	(57,080)	(66,206)	(86,890)
Proceeds from maturities of marketable securities	40,406	10,000	87,296
Proceeds from sales of marketable securities and other	—	1,731	—
Net settlement of foreign currency forwards	(1,910)	(2,537)	(483)
Purchases of property and equipment	(17,260)	(12,978)	(10,396)

Net cash used in investing activities	(57,975)	(73,502)	(81,031)

Cash flows from financing activities
Proceeds from exercise of options to purchase common stock	25,878	3,950	1,608
Shares withheld for employee taxes	—	(1,131)	—
Payments of dividends on preferred stock	—	(54,436)	(4,065)
Proceeds from initial public offering, net underwriting discount and offering cost	—	146,193	—
Proceeds from issuance of common stock	—	—	447
Payments for repurchase of preferred stock	—	(43,451)	(3,942)
Excess tax benefit from stock-based compensation	7,122	505	—

Net cash provided by (used in) financing activities	33,000	51,630	(5,952)

Effect of exchange rate changes on cash	842	(2,589)	(1,602)

Net increase (decrease) in cash and cash equivalents	71,270	52,511	(26,728)
Cash and cash equivalents at beginning of year	118,208	65,697	92,425

Cash and cash equivalents at end of year	$189,478	$118,208	$65,697

Cash paid for taxes	$9,105	$3,199	$4,208
Supplemental disclosure of noncash investing activities
Issuance of equity in connection with acquisitions	$—	$—	$11,251
Other noncash consideration in connection with acquisitions	$—	$—	$548
Supplemental disclosure of noncash financing activities
Conversion of preferred stock to common shares	$—	$405,756	$—
Reclassification of restricted stock liability to additional paid-in capital	$—	$100	$—

The accompanying notes are an integral part of these financial statements.

HomeAway, Inc.

Notes to Consolidated Financial Statements

1. Description of Business

HomeAway, Inc. (the “Company”) operates an online vacation rental property marketplace that enables property owners and managers to market properties available for rental to vacation travelers who rely on the Company’s websites to search for and find available properties. These property owners and managers pay the Company to publish detailed property listings, including photographs, descriptions, location, pricing, availability and contact information. The Company sells complementary products as well, including travel guarantees, insurance products and property management software and services. Travelers use the network of websites to search for vacation rentals that meet their desired criteria including location, size and price. Travelers that find properties that meet their requirements through the Company’s marketplace are able to contact property owners and managers directly by phone or through form-based communication tools on the Company’s websites.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. These differences could have a material effect on the Company’s future results of operations and financial position. Significant items subject to those estimates and assumptions include certain revenue, allowance for doubtful accounts, fair value of short-term investments, carrying amounts of goodwill and other indefinite-lived intangible assets, depreciation and amortization, valuation of stock options and deferred income taxes.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To increase the comparability of fair value measures, the following hierarchy prioritizes the inputs to valuation methodologies used to measure fair value:

Level 1:	Valuations based on quoted prices for identical assets and liabilities in active markets.

Level 2:	Valuations based on observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

Level 3:	Valuations based on unobservable inputs reflecting our own assumptions, consistent with reasonably available assumptions made by other market participants. These valuations require significant judgment.

The following section describes the valuation methodologies used to measure certain financial assets and financial liabilities at fair value.

Money Market Funds and Short-Term Investments

The Company’s cash equivalents, restricted cash and short-term investments that are classified as Level 1 are valued using quoted prices generated by market transactions involving identical assets. Short-term investments classified as Level 2 are valued using non-binding market consensus prices that are corroborated with observable market data; quoted market prices for similar instruments in active markets; or pricing models, such as a discounted cash flow model, with all significant inputs derived from or corroborated with observable market data. The Company did not hold any cash equivalents, restricted cash or short-term investments categorized as Level 3 as of December 31, 2012 or 2011.

Short-term investments include mutual fund securities, certificates of deposit, corporate bonds, U.S. government agency bonds and municipal bonds and are classified as available for sale and reported at fair value using the specific identification method. Unrealized gains and losses are excluded from earnings and reported as a component of other comprehensive income (loss), net of related estimated tax provisions or benefits. Additionally, the Company periodically assesses whether an other than temporary impairment loss on investments has occurred due to declines in fair value or other market conditions. Declines in fair value that are considered other than temporary are recorded as an impairment of investments in the consolidated statement of operations. The Company did not record any impairments of its investments for any of the periods presented.

The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued liabilities and deferred revenue approximate fair value because of the relatively short maturity of these instruments.

The following table summarizes the basis used to measure certain financial assets and liabilities at fair value on a recurring basis in the Company’s consolidated balance sheets at December 31, 2012 (in thousands):

	Balance as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents
Money market funds	$136,314	$136,314	$—	$—

Total cash equivalents	136,314	136,314	—	—
Restricted cash
Money market funds	514	514	—	—

Total cash equivalents	514	514	—	—
Short-term investments
Certificates of deposit	502	—	502	—
Corporate bonds	66,989	—	66,989	—
U.S. government agency bonds	1,013	—	1,013	—
Municipal bonds	11,826	—	11,826	—

Total short-term investments	80,330	—	80,330	—

Total financial assets	$217,158	$136,828	$80,330	$—

The following table summarizes the basis used to measure certain financial assets and liabilities at fair value on a recurring basis in the Company’s consolidated balance sheets at December 31, 2011 (in thousands):

	Balance as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents
Money market funds	$44,195	$44,195	$—	$—

Total cash equivalents	44,195	44,195	—	—
Restricted cash
Money market funds	1,283	1,283	—	—

Total cash equivalents	1,283	1,283	—	—
Short-term investments
Mutual fund securities	62	—	62	—
Corporate bonds	45,768	—	45,768	—
U.S. government agency bonds	3,000	—	3,000	—
Municipal bonds	16,918	—	16,918	—

Total short-term investments	65,748	—	65,748	—

Total financial assets	$111,226	$45,478	$65,748	$—

The Company previously classified all of its cash equivalents, restricted cash and short-term investments using Level 1 inputs. The Company has determined that the pricing methods for certain of these investments use significant other observable inputs. Accordingly, such investments held in prior periods have been presented as Level 2. The reclassification had no impact on the fair value of investments in any of the periods presented.

Business Segment

The Company has one operating segment consisting of various products and services related to its online marketplace of rental listing websites. The Company’s chief operating decision maker is considered to be the Chief Executive Officer. The chief operating decision maker allocates resources and assesses performance of the business and other activities at the single operating segment level.

Cash and Cash Equivalents

Cash and cash equivalents include investments in money market funds and certificates of deposit that are readily convertible into cash. Cash and cash equivalents are stated at cost, which approximates fair value. The Company considers all highly liquid investments purchased with an original maturity date of three months or less to be cash equivalents.

Restricted Cash

Restricted cash of $514,000 and $1,283,000 at December 31, 2012 and 2011, respectively, was held in a money market fund owned by the Company. Amounts totaling $230,000 and $244,000 were restricted in conjunction with a lease for office space in Geneva, Switzerland at December 31, 2012 and 2011, respectively. Amounts totaling $284,000 and $728,000 were restricted to secure credit card availability and reimbursable direct debits due from the Company at December 31, 2012 and 2011, respectively. At December 31, 2011, $312,000 was restricted to collateralize a letter of credit issued by the Company in conjunction with expansion of the Company’s corporate office lease in Austin, Texas. The Company reached financial objectives during 2011 that allowed for the release of $2,000,000 of restricted cash associated with this letter of credit with the remaining restricted amount released in 2012.

Investments

Short-term Investments

Short-term investments generally consist of marketable securities that have original maturities greater than ninety days as of the date of purchase. Investments in which the Company has the ability and intent, if necessary, to liquidate in order to support its current operations, including those with contractual maturities greater than one year from the date of purchase, are classified as short-term. The Company’s investment securities are classified as available-for-sale and are presented at estimated fair value with any unrealized gains and losses included in other comprehensive income (loss). Cash flows from purchases, sales and maturities of available for sale securities are classified as cash flows from investing activities and reported gross, including any related premiums or discounts. Premiums related to purchases of available for sales securities were $2,769,000 and $2,033,000 during the year ended December 31, 2012 and 2011, respectively. Fair values are based on quoted market prices. Short-term investments consisted of the following at December 31, 2012 and 2011 (in thousands):

	December 31, 2012
	Gross Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Certificates of deposit	$502	$—	$—	$502
Corporate bonds	66,918	116	(45)	66,989
U.S. government agency bonds	1,011	2	—	1,013
Municipal bonds	11,817	9	—	11,826

Total short-term investments	$80,248	$127	$(45)	$80,330

	December 31, 2011
	Gross Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mutual fund securities	$48	$14	$—	$62
Corporate bonds	45,954	13	(199)	45,768
U.S. government agency bonds	3,000	—	—	3,000
Municipal bonds	16,929	1	(12)	16,918

Total short-term investments	$65,931	$28	$(211)	$65,748

The following table summarizes the contractual underlying maturities of the Company’s short-term investments at December 31, 2012 and 2011 (in thousands):

	December 31, 2012
	Less than 12 Months	12 Months or Greater	Total
Certificates of deposit	$3	$499	$502
Corporate bonds	41,307	25,682	66,989
U.S. government agency bonds	—	1,013	1,013
Municipal bonds	8,249	3,577	11,826

Total short-term investments	$49,559	$30,771	$80,330

	December 31, 2011
	Less than 12 Months	12 Months or Greater	Total
Corporate bonds	19,464	26,304	45,768
U.S. government agency bonds	—	3,000	3,000
Municipal bonds	11,449	5,469	16,918

Total short-term investments	$30,913	$34,773	$65,686

The mutual fund securities do not have contractual maturities. At December 31, 2012 and 2011, the Company held no short-term investments with maturities greater than two years.

Non-marketable Equity Investment

During the year ended December 31, 2012, the Company invested $6,446,000 for a non-controlling equity investment in a privately-held company. The Company’s investment in the privately-held company is reported using the cost method of accounting or marked down to fair value when an event or circumstance indicates an other-than-temporary decline in value has occurred. It was not practicable to estimate the fair value of this asset. No event or circumstance indicating an other-than-temporary decline in value of the Company’s interest in the non-marketable equity investment was identified. This investment is recorded in other non-current assets on the consolidated balance sheets.

Accounts Receivable

Accounts receivable are primarily generated from three sources. Amounts due from credit card merchants who process the Company’s credit card sales from property listings and remit the proceeds to the Company are the primary source of accounts receivable. Accounts receivable are also generated from Internet display advertising amounts due in the ordinary course of business as well as amounts due to the Company for property listings or other products purchased on account. Accounts receivable from Internet display advertising revenue and products purchased on account are recorded at the invoiced amount and are non-interest bearing. Accounts receivable outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance for doubtful accounts by estimating losses on receivables based on known troubled accounts and historical experiences of losses incurred.

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Computer equipment and purchased software are generally depreciated over three years. Furniture and fixtures are generally depreciated over five to ten years. Leasehold improvements are depreciated on a straight-line basis over the shorter of the contractual lease period or their useful life. Upon disposal, property and equipment and the related accumulated depreciation are removed from the accounts and the resulting gain or loss is reflected in the statements of operations. Ordinary maintenance and repairs are charged to expense, while expenditures that extend the physical or economic life of the assets are capitalized.

The Company capitalizes certain internally developed software and website development costs. These capitalized costs were approximately $23,985,000 and $18,364,000 at December 31, 2012 and 2011, respectively, and are included in property and equipment, net in the balance sheet with depreciation expense in 2012 and 2011 of approximately $2,874,000 and $2,260,000, respectively. The internally developed software costs are generally depreciated over five years.

Goodwill and Intangible Assets

Goodwill arises from business combinations and is measured as the excess of the purchase consideration over the sum of the acquisition-date fair values of tangible and identifiable intangible assets acquired, less any liabilities assumed.

Goodwill and intangible assets deemed to have indefinite useful lives, such as certain trade names, are not amortized and are subject to annual impairment tests or whenever events or circumstances indicate impairment may have occurred. Tests for impairment of goodwill and indefinite-lived intangible assets are performed on an annual basis as of October 1 or at any other time that events occur or circumstances indicate that the carrying amount of goodwill may not be recoverable.

Circumstances that could trigger an impairment test outside of the annual test include but are not limited to: a significant adverse change in the business climate or legal factors; adverse cash flow trends; an adverse action or assessment by a regulator; unanticipated competition; loss of key personnel; decline in stock price; and results of testing for recoverability of a significant asset group within a reporting unit. The Company determined that no triggering event occurred during the year ended December 31, 2012.

Under new accounting guidance adopted in 2011 for goodwill and in 2012 for indefinite lived intangible assets, the Company completes what is referred to as the “Step 0” analysis, which involves evaluating qualitative factors, including macroeconomic conditions, industry and market considerations, cost factors, and overall financial performance related to its goodwill and its indefinite lived intangible assets. If the Company’s “Step 0” analysis indicates that it is more likely than not that the fair value of a reporting unit or of an indefinite lived intangible asset is less than carrying amount, then the Company would perform a quantitative two-step impairment test. The quantitative analysis compares the fair value of the Company’s reporting unit or indefinite-lived intangible assets to the carrying amount, and an impairment loss is recognized equivalent to the excess of the carrying amount over the fair value. If, after assessing the totality of events or circumstances, the Company determines that it is not more likely than not that the fair value of a reporting unit or indefinite lived intangible asset is less than its carrying amount, then the quantitative impairment tests are unnecessary.

The Company’s annual evaluation of goodwill and indefinite-lived intangible assets for impairment was as of October 1, 2012, and the Company determined that the quantitative tests were not necessary.

The determination of whether or not goodwill or indefinite-lived intangible assets have become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the fair value of the reporting unit or intangible assets. Changes in the Company’s strategy and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of goodwill or intangible assets.

Identifiable intangible assets consist of trade names, customer listings, technology, domain names and contractual non-compete agreements associated with acquired businesses. Intangible assets with finite lives are amortized over their estimated useful lives on a straight-line basis and reviewed for impairment whenever events or changes in circumstances indicate that an asset’s carrying value may not be recoverable (see Note 4). The straight-line method of amortization represents the Company’s best estimate of the distribution of the economic value of the identifiable intangible assets.

Impairment of Long-lived Assets

The Company evaluates long-lived assets held for use, such as property and equipment, for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. An impairment loss is recognized when estimated future undiscounted cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When an impairment loss is recognized, the carrying amount of the asset is reduced to its estimated fair value in the period in which the determination is made. No impairments of long-lived assets have been recorded during any of the periods presented.

Leases

The Company leases facilities in several countries around the world and certain equipment under non-cancelable lease agreements. The terms of certain lease agreements provide for rental payments on a graduated basis. Rent expense is recognized on a straight-line basis over the lease period and accrued as rent expense incurred but not paid.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an agreement exists, delivery has occurred, the sales price is fixed or determinable and collectability is reasonably assured.

The Company generates a significant portion of its revenue from customers that pay fees for online advertising listing services related to the listing of their properties for rent, primarily on a subscription basis over a fixed-term. The Company also generates revenue from fees based on the number of traveler inquiries and reservation bookings, local and national Internet display advertisers, license of property management software and ancillary products and services.

Payments for term-based subscriptions received in advance of services being rendered are recorded as deferred revenue and recognized ratably on a straight-line basis over the listing period. Revenue for inquiry-based contracts are determined on a fixed fee-per-inquiry as stated in the arrangement and recognized when the service has been performed.

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

The Company sells gift cards with no expiration dates to travelers and does not charge administrative fees on unused cards. There is a portion of the gift card obligation that, based on historical redemption patterns, will not be used or required to be remitted to relevant jurisdictions, or breakage. At the point of sale, the Company recognizes breakage as deferred revenue and amortizes it over 48 months based on historical redemption patterns. The Company also records commission revenue for each gift card sale over the same 48-month redemption period.

The Company earns a commission for online reservations revenue calculated as a percentage of the value of the reservation. This revenue is earned as the customers’ refund privileges lapse and is included in other revenue in the consolidated statement of operations.

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

The Company generates revenue from the licensing of software products, the sale of maintenance agreements and the sale of hosted software solutions. For software license sales, one year of maintenance is typically included as part of the initial purchase price of the bundled offering with annual renewals of the maintenance component of the agreement following in subsequent years.

The Company recognizes revenue from the sale of perpetual licenses upon delivery, which generally occurs upon electronic transfer of the license key that makes the product available to the purchaser.

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

Sales of hosted software solutions are generally for a one-year period. Revenue is recognized on a straight-line basis over the contract term. Certain implementation services related to the hosting services are essential to the customer’s use of the hosting services. For sales of these hosting services where the Company is responsible for implementation, the Company recognizes implementation revenue ratably over the estimated period of the hosting relationship, which the Company considers to be three years. Recognition starts once the product has been activated.

Training and consulting revenue is recognized upon delivery of the training course or consulting services to the end customer.

The Company accounts for sales incentives to customers as a reduction of revenue at the time that the revenue is recognized from the related product sale. The Company also reports revenue net of any sales tax collected.

Cost of Revenue

Cost of revenue consists of salaries, benefits and related expenses and stock-based compensation of the Company’s customer service and web hosting personnel, merchant fees charged by credit card processors, costs associated with the hosting of the Company’s websites and depreciation.

Advertising Expenses

The Company expenses all advertising costs as incurred. Advertising expenses included in sales and marketing expenses were approximately $37,559,000, $33,959,000 and $35,071,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

Stock-Based Compensation

The cost of stock-based compensation is recognized in the financial statements based upon the estimated grant date fair value of the awards measured using the Black–Scholes valuation model. The fair value of restricted stock awards is determined based on the number of shares granted and the fair value of the Company’s common stock as of the grant date. Fair value is generally recognized as an expense on a straight-line basis, net of estimated forfeitures, over the employee requisite service period. When estimating forfeitures, the Company considers voluntary termination behaviors as well as trends of actual option forfeitures.

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

The benefits of tax deductions in excess of recognized compensation costs are reported as financing cash flows, but only when such excess tax benefits are realized by a reduction to current taxes payable. The Company recognized a tax benefit of approximately $7,122,000 and $505,000 and a shortfall of approximately $9,000 during the years ended December 31, 2012, 2011 and 2010, respectively, from the exercise of stock options. This tax benefit or shortfall has been recorded as additional paid-in capital on the Company’s consolidated balance sheets as of December 31, 2012 and 2011.

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

A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. Evaluating the need for an amount of a valuation allowance for deferred tax assets requires significant judgment and analysis of all the positive and negative evidence available, including past operating results, estimates of future taxable income, reversals of existing taxable temporary differences and the feasibility of tax planning in order to determine whether all or some portion of the deferred tax assets will not be realized. Based on the available evidence and judgment, the Company has determined that it is more likely than not that certain loss carryforwards will not be realized; therefore, the Company has established a valuation allowance for such deferred tax assets to reduce the loss carryforward assets to amounts expected to be utilized.

The Company may be subject to income tax audits by the respective tax authorities in any or all of the jurisdictions in which the Company operates. During the second quarter of 2012, an audit at one of the Company’s subsidiaries in France was completed, which did not result in material adjustments to the consolidated financial statements. The Company is currently undergoing an audit at one of its subsidiaries in

Germany. Significant judgment is required in determining uncertain tax positions. The Company recognizes the benefit of uncertain income tax positions only if these positions are more likely than not to be sustained. Also, the recognized income tax benefit is measured at the largest amount that is more than 50% likely of being realized. The Company adjusts these reserves in light of changing facts and circumstances, such as the closing of an audit or the refinement of an estimate. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records interest and penalties related to unrecognized tax benefits as a component of income tax expense. The countries in which the Company may be subject to potential examination by tax authorities include the United States, Switzerland, the United Kingdom, Germany, France, Spain, the Netherlands, Brazil, and Australia.

The calculation of the Company’s tax liabilities involves the inherent uncertainty associated with the application of complex tax laws. As a multinational corporation, the Company conducts its business in many countries and is subject to taxation in many jurisdictions. The taxation of the Company’s business is subject to the application of various and sometimes conflicting tax laws and regulations as well as multinational tax conventions. The Company’s effective tax rate is highly dependent upon the geographic distribution of its worldwide earnings or losses, the tax regulations and tax rates in each geographic region, the availability of tax credits and carryforwards, and the effectiveness of its tax planning strategies. The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws themselves are subject to change as a result of changes in fiscal policy, changes in legislation, and the evolution of regulations and court rulings. Consequently, taxing authorities may impose tax assessments or judgments against the Company that could materially impact its tax liability and/or its effective income tax rate. The Company believes it has adequately provided in its financial statements for additional taxes that it estimates may be assessed by the various taxing authorities. While the Company believes that it has adequately provided for all uncertain tax positions, amounts asserted by tax authorities could be greater or less than the Company’s accrued position. These tax liabilities, including the interest and penalties, are adjusted pursuant to a settlement with tax authorities, completion of audit, refinement of estimates or expiration of various statutes of limitation.

Foreign Currency Translation

The functional currency of the Company’s foreign subsidiaries is generally their respective local currency. The financial statements of the Company’s international operations are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities, the historical exchange rate for stockholders’ equity, and a weighted average exchange rate for each period for revenue, expenses, and gains and losses. Foreign currency translation adjustments are recorded as a separate component of stockholders’ equity. Gains and losses from foreign currency denominated transactions are recorded in other income (expense) in the Company’s consolidated statements of operations. The Company recorded foreign exchange losses of approximately $2,618,000, $4,555,000 and $3,433,000 during the years ended December 31, 2012, 2011 and 2010, respectively.

Derivative Financial Instruments

As a result of the Company’s international operations, it is exposed to various market risks that may affect its consolidated results of operations, cash flows and financial position. These market risks include, but are not limited to, fluctuations in currency exchange rates. The Company’s primary foreign currency exposures are in Euros and British Pound Sterling. As a result, the Company faces exposure to adverse movements in currency exchange rates as the financial results of its operations are translated from local currency into U.S. dollars upon consolidation. Additionally, foreign exchange rate fluctuations on transactions denominated in currencies other than the functional currency result in gains and losses that are reflected in other income (expense) in the Company’s consolidated statements of operations.

The Company may enter into derivative instruments to hedge certain net exposures of nonfunctional currency denominated assets and liabilities, primarily related to intercompany loans, even though it does not elect to apply hedge accounting or hedge accounting does not apply. Gains and losses resulting from a change in fair value for these derivatives are reflected in the period in which the change occurs and are recognized on the consolidated statement of operations in other income (expense). Cash flows from these contracts are classified within net cash provided by operating activities on the consolidated statements of cash flows.

The Company does not use financial instruments for trading or speculative purposes. The Company recognizes all derivative instruments on the balance sheet at fair value and its derivative instruments are generally short-term in duration. Derivative contracts outstanding were not material for the year ended December 31, 2012. As of December 31, 2011, no derivative contracts were outstanding. The Company is exposed to the risk that counterparties to derivative contracts may fail to meet their contractual obligations.

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period. Net income (loss) attributable to common stockholders is reduced (increased) by cumulative preferred stock dividends earned and accretion of preferred stock to redemption values during the period. Diluted income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average common shares outstanding plus potentially dilutive common shares.

Restricted stock awards provide the holder of unvested shares the right to participate in dividends declared on the Company’s common stock. Accordingly, these shares are included in the weighted average shares outstanding for the computation of basic earnings per share in periods of undistributed earnings. Restricted stock awards are excluded from the basic earnings per share in periods of undistributed losses as the holders are not contractually obligated to participate in the losses of the Company. Unvested restricted stock units do not provide the holder the right to participate in dividends declared on the Company’s common stock. Accordingly, these shares are excluded in the weighted average shares outstanding for the computation of basic earnings per share in periods of undistributed earnings or losses.

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

Recent Accounting Pronouncements

In 2011, the Financial Accounting Standards Board (“FASB”) issued two Accounting Standard Updates (“ASU”), which amend guidance for the presentation of comprehensive income. The amended guidance requires an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The previously available option to report other comprehensive income and its components in the statement of stockholders’ equity was eliminated. Although the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income. The Company adopted these ASUs using two consecutive statements on January 1, 2012 for all periods presented.

In 2012, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard that simplifies the impairment test for indefinite-lived intangible assets other than goodwill. The new guidance gives the option to first assess qualitative factors to determine if it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative valuation test. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after September 15, 2012. The early adoption of this accounting standard in the fourth quarter of 2012 did not have a significant impact on the Company’s financial position, results of operations or cash flows.

In February 2013, the FASB issued new accounting guidance that improves the reporting of reclassifications out of accumulated other comprehensive income. This new guidance requires entities to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income when applicable or to cross-reference the reclassifications with other disclosures that provide additional detail about the reclassifications made when the reclassifications are not made to net income. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2012. The Company does not expect this guidance to have a material impact on the Company’s financial position, results of operations, or cash flows since it is an enhancement to current required disclosures.

3. Business Combinations

The following table summarizes the Company’s acquisitions during the years ended December 31, 2012, 2011 and 2010 with amounts shown below as fair values at each respective acquisition date, including earn outs achieved (in thousands):

	Toprural	Second Porch	real holidays.com.au	Escapia	Instant Software	Alugue Temporada	Bedand Breakfast.com
Year acquired	2012	2011	2011	2010	2010	2010	2010

Net tangible assets (liabilities) acquired
Cash	$3,220	$123	$—	$124	$—	$—	$1,379
Deferred revenue	(2,269)	—	—	(311)	(687)	(752)	(3,689)
Other	(315)	(122)	—	(585)	131	16	(3,823)

Total tangible assets (liabilities) acquired	636	1	—	(772)	(556)	(736)	(6,133)
Deferred tax assets (liabilities)	(3,193)	(222)	—	2,180	149	(967)	—
Trade name	1,060	—	469	1,010	2,160	1,063	3,859
Developed technology	2,144	1,585	—	780	1,220	—	2,009
Customer relationships	7,440	—	949	1,730	9,910	1,959	7,057
Non-compete agreements	—	225	—	638	150	67	50
Goodwill	11,190	1,411	703	4,748	14,117	13,164	24,813

Aggregate purchase price	$19,277	$3,000	$2,121	$10,314	$27,150	$14,550	$31,655

The following table summarizes the Company’s weighted-average amortization period, in total and by major finite-lived intangible asset class, by acquisition during the years ended December 31, 2012, 2011 and 2010 (in years):

	Toprural	Second Porch	real holidays.com.au	Escapia	Instant Software	Alugue Temporada	Bedand Breakfast.com	Total weighted- average amortization period
Developed technology	4.0	3.0	—	5.0	5.0	—	8.0	5.1
Customer relationships	8.0	—	7.0	10.0	13.0	6.0	6.0	9.1
Non-compete agreements	—	3.0	—	4.0	2.5	4.0	3.0	3.5
Trade names	10.0	—	—	—	—	—	—	10.0

Total weighted-average amortization period	7.4	3.0	7.0	7.5	12.0	5.9	6.4	8.2

Tangible net assets were valued at their respective carrying amounts, which the Company believes approximate their current fair values at the respective acquisition dates.

The valuation of identifiable intangible assets acquired reflects management’s estimates based on, among other factors, use of established valuation methods. The value of the acquired trade names was determined using a relief from royalty method. Developed technology was valued on a combination of the income and market approach. The income approach estimates the fair value based on the earnings and cash flow capacity of the subject asset. The market approach measures the fair value of the technology through an analysis of recent comparable transactions. The value of customer relationships was determined using the income approach. Non-competition agreements have been valued based on other arms’ length transactions between the Company and selling shareholders in past acquisitions. Identifiable intangible assets with finite lives are amortized over the period of estimated benefit using the straight-line method and the estimated useful lives of two to thirteen years. Certain trade names acquired are indefinite-lived intangible assets and are therefore not amortized but reviewed for impairment annually, or more frequently if events or changes in circumstances indicate that the carrying amount may be impaired. The straight-line method of amortization represents the Company’s best estimate of the distribution of the economic value of the identifiable intangible assets. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination.

Toprural

In April 2012, the Company acquired 100% of the outstanding stock of Top Rural S.L., the leading site for independently-owned rural accommodations in Southern Europe (the acquired business is referred to as “Toprural”), for cash consideration of approximately $19,277,000. The acquisition of Toprural further solidifies the Company’s market presence in Spain and Southern Europe and extends the Company’s reach to a desirable European traveler segment that seeks long weekend holidays to small towns or countryside destinations. The Company incurred approximately $285,000 in direct acquisition costs, all of which were expensed as incurred, and are included in general and administrative expenses in the consolidated statement of operations.

Approximately $2,670,000 of the cash consideration was deposited in escrow as security for the benefit of the Company against breaches of representations and warranties, covenants and certain other expressly enumerated matters by the sellers. The escrow funds not used to satisfy such seller obligations will be released to the sellers in two equal payments on the first and second anniversary dates of the acquisition.

The acquired goodwill primarily represents synergies associated with adding Toprural to the Company’s marketplace of websites to provide travelers with a broader inventory selection of vacation properties. Goodwill is not deductible for tax purposes.

The results of Toprural have been included in the Company’s consolidated results since the acquisition date in April 2012.

Second Porch

In May 2011, the Company acquired 100% of the outstanding stock of Second Porch Inc., a vacation rental site that enables homeowners and professional property managers to market vacation homes to travelers through their social network, for an aggregate cash purchase price of $3.0 million. As a result of the acquisition, the company recorded a deferred tax liability of approximately $626,000, primarily related to acquired intangibles and a deferred tax asset of approximately $404,000 to reflect the acquisition of Second Porch’s net operating loss carryfoward. Of the aggregate purchase price, $300,000 in cash consideration was retained by the Company to secure certain indemnification obligations of the sellers. Half of the escrow funds were released on the first anniversary date in May 2012. The remaining funds not used to secure indemnification obligations will be released on the second anniversary date of the acquisition. The Company incurred approximately $28,000 in direct acquisition costs, all of which were expensed as incurred, and are included in general and administrative expenses on the consolidated statement of operations.

The acquired goodwill primarily represents synergies associated with adding Second Porch’s social features to the Company’s marketplace of websites to provide property owners and managers with an additional word-of-mouth marketing channel. Goodwill is not deductible for tax purposes.

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

The acquired goodwill primarily represents synergies associated with adding realholidays.com.au to the Company’s marketplace of websites to provide travelers with a broader inventory selection of vacation properties. Goodwill is not deductible for tax purposes.

The acquired trade name was initially recorded as an indefinite-lived asset. In 2012, the Company began amortizing the trade name over a remaining useful life of 3.0 years due to website network and brand consolidation efforts.

The results of realholidays.com.au have been included in the Company’s consolidated results since the acquisition date in April 2011.

Escapia

In October 2010, the Company acquired 100.0% of the outstanding stock of Escapia, Inc., a domestic provider of web-based vacation rental management software and online marketing solutions (the acquired business is referred to as “Escapia”), and merged it into Pacific Acquisition Corp., a wholly owned subsidiary of the Company, for cash consideration, excluding direct transaction costs, of approximately $10,314,000. Approximately $1,000,000 of the cash consideration was placed in an escrow account to secure certain indemnification obligations of the sellers. The escrow funds were released in April 2012. The Company incurred approximately $126,000 in direct acquisition costs, all of which were expensed as incurred, and are included in general and administrative expenses on the consolidated statement of operations.

The acquired trade name is an indefinite-lived asset and will be reviewed for impairment annually or when events or changes in circumstances indicate that this indefinite-lived asset may be impaired. The acquired goodwill primarily represents synergies associated with integrating vacation rental management software to the Company’s marketplace of websites to provide property owners and managers with a broader inventory of services. Goodwill is not deductible for tax purposes.

The results of Escapia have been included in the Company’s consolidated results since the acquisition date in October 2010.

Instant Software

In October 2010, the Company, through a newly formed wholly owned subsidiary, Instant, Inc., acquired certain assets and assumed certain liabilities of Instant Software, Inc., a domestic provider of software applications, tools and solutions for the vacation rental industry, First Resort Software Company, Inc., Entech Data Systems, Inc. and VRGDS, Inc. (the acquired business is referred to as “Instant Software”) for total consideration, excluding direct transaction costs, of approximately $27,150,000. Consideration included $24,150,000 in cash paid directly to the sellers and the issuance of 199,598 shares of HomeAway, Inc. common stock with a fair value of $15.03 per share, or $3,000,000. The $3,000,000 stock consideration was placed in an escrow account to secure certain indemnification obligations of the sellers. Half of the stock held in escrow was released on the first anniversary date in October 2011. Half of the remaining stock held in escrow was released on the second anniversary date in October 2012. The remaining stock held in escrow that is not used to secure indemnification obligations will be released on the third anniversary date of the acquisition. The Company incurred approximately $332,000 in direct acquisition costs, all of which were expensed as incurred, and are included in general and administrative expenses on the consolidated statement of operations.

The acquired trade name is an indefinite-lived asset and will be reviewed for impairment annually or when events or changes in circumstances indicate that this indefinite-lived asset may be impaired. The acquired goodwill primarily represents synergies associated with integrating vacation rental management software to the Company’s marketplace of websites to provide property owners and managers with a broader inventory of services. Goodwill and intangibles arising from the acquisition are deductible for tax purposes on a straight line basis over a 15 year period.

The results of Instant Software have been included in the Company’s consolidated results since the acquisition date in October 2010.

AlugueTemporada

In March 2010, the Company acquired 100% of the outstanding stock of Qualimidia Veiculacao E Divulgacao Ltd, a Brazil-based provider of web-based vacation rental listings that operates the website AlugueTemporada.com.br (the acquired business is referred to as “AlugueTemporada”), for cash consideration, excluding direct transaction costs, of approximately $14,550,000. Approximately $1,428,000 of the cash consideration was placed in an escrow account to secure certain indemnification obligations of the sellers. Half of the escrow funds were released on the first anniversary date in March 2011. The remaining escrow funds that were not used to secure indemnification obligations were released on the second anniversary date of the acquisition in March 2012. In July 2010, the Company paid approximately $560,000 to the sellers in satisfaction of certain earn-out targets. The Company incurred approximately $239,000 in direct acquisition costs, all of which were expensed as incurred, and are included in general and administrative expenses on the consolidated statement of operations.

The acquired goodwill primarily represents synergies associated with adding AlugueTemporada to the Company’s marketplace of websites to provide travelers with a broader inventory selection of vacation properties. Goodwill is not deductible for tax purposes.

The acquired trade name was initially recorded as an indefinite-lived asset. In 2012, the Company began amortizing the trade name over a remaining useful life of 10.0 years due to website network and brand consolidation efforts.

The results of AlugueTemporada have been included in the Company’s consolidated results since the acquisition date in March 2010.

BedandBreakfast.com

In March 2010, the Company acquired 100% of the outstanding common stock of ELG Hospitality, Inc., a U.S.-based specialty travel website that operates the websites BedandBreakfast.com, rezovation.com, webervations.com and inns.com (the acquired business is referred to as “BedandBreakfast.com”), for total consideration, excluding direct transaction costs, of approximately $31,655,000. Consideration included $23,404,000 in cash paid directly to the owners of the acquired business and the issuance of 603,618 shares of HomeAway, Inc. common stock with a fair value of $13.67 per share, or $8,251,000. Approximately $3,170,000 of the cash consideration was placed in an escrow account to secure certain indemnification obligations of the sellers. The escrow funds that were not used to secure indemnification obligations were released on the second anniversary date of the acquisition in March 2012. The Company incurred approximately $95,000 in direct acquisition costs, all of which were expensed as incurred, which are included in general and administrative expenses on the consolidated statement of operations.

The acquired goodwill primarily represents synergies associated with adding BedandBreakfast.com to the Company’s marketplace of websites to provide travelers with a broader inventory selection of vacation properties. The Company made an election under Section 338(h)(10) of the Internal Revenue Code to treat the stock acquisition as an asset purchase for tax purposes. As a result, goodwill and intangibles arising from the acquisition are deductible for tax purposes on a straight-line basis over a 15 year period. The acquired trade name is an indefinite-lived asset and will be reviewed for impairment annually or when events or changes in circumstances indicate that this indefinite-lived asset may be impaired.

The results of BedandBreakfast.com have been included in the Company’s consolidated results since the acquisition date in March 2010.

Pro Forma Results from Business Combinations (unaudited)

The following unaudited pro forma supplemental information presents an aggregated summary of the results of operations of the Company for the years ended December 31, 2012, 2011 and 2010, assuming the completion of the 2010 acquisitions of BedandBreakfast.com, AlugueTemporada, Instant Software and Escapia occurred on January 1, 2010, the completion of the 2011 acquisitions of Second Porch and realholidays.com.au occurred on January 1, 2010 and the completion of the 2012 acquisition of Toprural occurred on January 1, 2010.

The unaudited pro forma supplemental information presented below is based on estimates and assumptions that the Company believes are reasonable. The average foreign exchange rate during each of the presented years was used in preparing the supplemental information. The unaudited pro forma supplemental information prepared by the Company is not necessarily indicative of the results expected in future periods or the results that actually would have been realized had the acquired businesses and the Company been a combined company during the specified periods.

	Year Ended December 31,
(in thousands)	2012	2011	2010
Total revenue	$281,858	$236,451	$186,090
Net income	14,959	6,451	16,017

4. Goodwill and Other Intangible Assets

Goodwill

Changes in the Company’s goodwill balance for the years ended December 31, 2012 and 2011 are summarized in the table below (in thousands).

Balance at December 31, 2010	$300,780
Acquired in business combinations	2,114
Foreign currency translation adjustment	(1,879)

Balance at December 31, 2011	301,015
Acquired in business combinations	11,190
Foreign currency translation adjustment	207

Balance at December 31, 2012	$312,412

Intangible Assets

The Company’s intangible assets, excluding goodwill, consist of intangible assets acquired primarily in business combinations and were recorded at their estimated fair values on the date of acquisition. The finite-lived intangible assets that are being amortized are summarized in the table below (in thousands):

		December 31, 2012			December 31, 2011
	Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade names and trademarks	10	$24,000	$(2,474)	$21,526	$1,154	$(778)	$376
Developed technology	2-8	26,435	(20,983)	5,452	24,186	(18,483)	5,703
Customer relationships	6-13	60,321	(35,124)	25,197	52,912	(27,393)	25,519
Noncompete agreements and domain names	2-5	3,376	(2,853)	523	3,363	(2,345)	1,018

		$114,132	$(61,434)	$52,698	$81,615	$(48,999)	$32,616

Amortization of noncompete agreements is recorded over the term of the agreements.

Amortization expense for the years ended December 31, 2012, 2011 and 2010 was approximately $12,438,000, $11,542,000 and $9,953,000 respectively.

Expected future annual amortization expense for finite-lived intangible assets as of December 31, 2012 is as follows (in thousands):

2013	$11,135
2014	8,129
2015	7,013
2016	5,077
2017	4,515
Thereafter	16,829

$52,698

The Company has the following indefinite-lived intangible assets recorded in its consolidated balance sheets as of December 31, 2012 and 2011, respectively (in thousands):

	December 31,
	2012	2011
Trademarks, trade names and other	$7,029	$28,899

The Company performs annual impairment testing of intangibles with indefinite lives or whenever events or circumstances indicate that impairment may have occurred. Due to website network and brand consolidation efforts, the Company began amortizing certain indefinite-lived intangible assets during the year ended December 31, 2012, over a 10 year useful life. This change in estimate resulted in increased amortization expense of $1,714,000 during the year ended December 31, 2012.

5. Property and Equipment, net

Property and equipment consists of the following at December 31, 2012 and 2011, respectively, (in thousands):

	December 31,
	2012	2011
Computer equipment and purchased software	$29,571	$20,235
Internal-use software and website development costs	23,985	18,364
Furniture and fixtures	4,556	3,083
Leasehold improvements	11,927	10,304

	70,039	51,986
Less accumulated depreciation	(37,138)	(26,121)

	$32,901	$25,865

For the years ended December 31, 2012, 2011 and 2010, depreciation expense was approximately $11,051,000, $8,429,000 and $5,888,000, respectively.

6. Accrued Expenses

The Company’s accrued expenses are comprised of the following at December 31, 2012 and 2011, respectively (in thousands):

	December 31,
	2012	2011
Compensation and related benefits	$16,828	$12,016
Gift cards	5,655	5,679
Taxes	3,362	1,983
Other	8,011	7,253

Total	$33,856	$26,931

7. Commitments and Contingencies

Leases

The Company leases its facilities and certain office equipment under noncancellable operating leases. Future minimum lease payments under noncancellable operating leases at December 31, 2012 are as follows (in thousands):

2013	$4,877
2014	4,624
2015	3,997
2016	3,744
2017	3,169
Thereafter	6,558

Total minimum lease payments	$26,969

Rental expense was approximately $4,492,000, $4,280,000 and $2,906,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

Guarantees

The Company offers two guarantee products to travelers: Basic Rental Guarantee and Carefree Rental Guarantee. The Basic Rental Guarantee is offered to travelers that book a vacation rental property listed on any one of the Company’s websites to protect 50% of their vacation rental payments up to $1,000 against Internet fraud. Travelers may also purchase additional protection to cover 100% of vacation rental payments up to $10,000 against Internet fraud, misrepresentation, wrongful denial of entry, wrongful deposit loss or, beginning in 2012, losses from phishing claims by the purchase of the Carefree Rental Guarantee. The Company does not maintain insurance from any third party for claims under these guarantees, and any amounts payable for claims made under these guarantees are payable by the Company. Amounts recorded for estimated future claims under the guarantees are based on historical experience and estimates of potential future claims made by the Company are recorded either in cost of revenue or in general and administrative expense in the Company’s consolidated statement of operations depending on whether the expense is related to the Basic Rental Guarantee or to the Carefree Rental Guarantee.

Expected future claims for the traveler guarantees, which are presented as a current liability in the Company’s consolidated balance sheets, and changes for the guarantees are as follows (in thousands):

	Year Ended December 31,
	2012	2011
Traveler guarantee liability
Liability at beginning of year	$247	$232
Costs accrued for new vacation rentals	986	175
Guarantee obligations honored	(667)	(160)

Traveler guarantee liability at end of year	$566	$247

The Company maintains a guarantee of £5,000,000 (approximately $8,127,500 as of December 31, 2012) in favor of a bank in the United Kingdom for extending credit to the Company in connection with the wholly owned United Kingdom subsidiary’s business of collecting its subscription revenue in advance via credit card payments.

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

8. Preferred Stock, Redeemable Preferred Stock and Convertible Redeemable Preferred Stock

Authorized Stock

The Company’s amended and restated certificate of incorporation, as amended in October 2008, authorized the Company to issue 68,836,142 shares of preferred stock with a par value of $0.0001 per share, of which 28,780,925 shares were designated as Series A redeemable preferred stock, 3,550,000 shares were designated as Series B redeemable preferred stock, 21,200,000 shares were designated as Series C convertible redeemable preferred stock, and 15,305,217 shares were designated as Series D convertible redeemable preferred stock. All classes of preferred stock from inception to date were sold or issued to fund operations, to fund acquisitions made by the Company, to fund payment of existing debt obligations or to fund the repurchase of shares of common stock of the Company.

In July 2011, the Company amended its certificate of incorporation to authorize 10,000,000 shares of preferred stock with a par value of $0.0001 per share. The Company had no shares of its preferred stock (the “preferred stock”) issued and outstanding at December 31, 2012 and 2011.

Preferred Stock Activity

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

Historically, the Company recorded preferred stock accretion on all series of preferred stock using the effective interest method to a value equal to a redemption value as of October 2014 determined pursuant to the terms of the preferred stock set forth in the Company’s certificate of incorporation. To reflect the final redemption value as of the IPO date of July 5, 2011, the Company recorded accelerated accretion charges of $6.8 million in July 2011. This amount was recorded as additional paid-in capital on the Company’s balance sheet and negatively impacted net income (loss) attributable to common stockholders in year ended December 31, 2011.

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

9. Stockholders’ Equity and Stock-Based Compensation

Common Stock

The Company’s amended and restated certificate of incorporation, as amended in July 2011, authorizes 350,000,000 shares of common stock with a par value of $0.0001 per share. At December 31, 2012 and December 31, 2011, there were 83,441,153 and 80,685,391 shares of common stock outstanding, respectively. Additionally, the amended certificate of incorporation authorizes the Company’s board of directors, without action by stockholders, to designate and issue up to 10,000,000 shares of preferred stock in one or more series. The board of directors may also designate the rights, preferences and privileges of each series of preferred stock, any or all of which may be greater than the rights of the common stock.

In March 2010, the Company issued 603,618 shares of common stock in conjunction with the Company’s acquisition of BedandBreakfast.com (see Note 3).

In April and June 2010, the Company issued 170,000 and 150,000 shares of common stock, respectively, that were subject to vesting restrictions. The total fair value of these shares of approximately $4,458,000 is being recognized over the vesting period. For all grants, the intrinsic value of the award was the fair value. As of December 31, 2012 and 2011, 263,750 and 226,252 shares of common stock subject to restrictions were vested, respectively. Vesting is generally 25.0% at one year from grant date and monthly thereafter for the following three years, for a total vesting period of four years.

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

Stock Compensation Plans

The Company historically maintained two stock-based compensation plans, the 2004 Stock Option Plan (the “2004 Plan”) and the 2005 Stock Plan (the “2005 Plan”). In May 2011, the Company adopted the 2011 Equity Incentive Plan (the “2011 Plan”), which is described below. Following the effectiveness of the Company’s 2011 Plan in May 2011, no further awards will be made under the 2005 Plan. As of December 31, 2012, there were no options outstanding under the 2005 Plan.

2004 Plan

At December 31, 2012, there were 7,743,975 options and 56,250 restricted stock units outstanding under the 2004 Plan. Following the effectiveness of the Company’s 2011 Plan in May 2011, no further awards will be made under the 2004 Plan, although each option previously granted under the 2004 Plan will remain outstanding subject to its terms. Any such shares of common stock that are subject to awards under the 2004 Plan which are forfeited or lapse unexercised and would otherwise have been returned to the share reserve under the 2004 Plan instead will be available for issuance under the 2011 Plan.

2011 Plan

In May 2011, the Company adopted the 2011 Plan, providing for the granting of incentive stock options, as defined by the Internal Revenue Code, to employees and for the grant of non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares to employees, directors and consultants. The 2011 Plan also provides for the automatic grant of option awards to our non-employee directors. Shares of common stock reserved for issuance under the 2011 Plan consist of 15,410,609 shares of common stock. In addition, the number of shares available for issuance under the 2011 Plan will be increased annually on the first day of the Company’s fiscal year by an amount equal to the least of (a) four percent of the outstanding shares of the Company’s common stock as of the last day of the Company’s immediately preceding fiscal year or (b) such other amount as the Company’s board of directors may determine. At December 31, 2012, there were 2,660,728 options and 750,067 restricted stock units outstanding under the 2011 Plan.

Stock Option Activity

A summary of the Company’s stock option activity under all Plans is as follows:

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(years)	(in thousands)
Outstanding at December 31, 2010	8,415,195	$9.07	7.7	$52,598
Granted	4,456,939	21.20
Exercised	(1,226,784)	3.09
Forfeited	(306,253)	19.46
Cancelled	(32,315)	11.68

Outstanding at December 31, 2011	11,306,782	$14.20	7.8	$102,286

Granted	2,416,880	24.27
Exercised	(2,691,655)	9.74
Forfeited	(570,096)	20.97
Cancelled	(57,208)	6.13

Outstanding at December 31, 2012	10,404,703	$17.37	7.5	$57,020

Vested and expected to vest
At December 31, 2011	10,253,198	$13.67	7.7	$98,245
At December 31, 2012	9,998,303	$17.19	7.5	$56,329
Exercisable options
At December 31, 2011	6,160,671	$10.17	6.9	$80,611
At December 31, 2012	5,519,467	$13.85	6.6	$46,745

The Company issues shares from the 2004 Plan and the 2011 Plan reserves upon the exercise of stock options. Shares of common stock reserved and available for future stock option grants under the 2011 Plan were 11,999,814 shares at December 31, 2012.

The Company received $25,878,000 and $3,950,000 in cash from option exercises under the respective Plans in 2012 and 2011, respectively. The Company issued shares from amounts reserved under the respective

Plans upon the exercise of these stock options. The Company does not currently expect to repurchase shares from any source to satisfy such obligation under any of the Company’s stock option Plans. The Company recognized a tax benefit of approximately $7,122,000 and $505,000 from the exercise of stock options during the years ended December 31, 2012 and 2011, respectively. The Company recognized a tax shortfall related to the write-off of deferred tax assets for cancelled stock options of approximately $9,000 during the year ended December 31, 2010. These tax benefits and shortfall have been recorded in additional paid-in capital on the Company’s consolidated balance sheet as of December 31, 2012 and 2011.

The weighted average grant date fair value of the options and restricted stock are summarized as follows:

	Year Ended December 31,
	2012	2011	2010
Per share of options granted	$12.07	$11.41	$7.83
Per share of restricted stock and restricted stock units granted	$24.88	$23.31	$13.93

The aggregate intrinsic value of stock options exercised, represented in the stock option activity table above, was approximately $40,394,000, $21,914,000 and $7,384,000 during the years ended December 31, 2012, 2011 and 2010, respectively.

During 2012, 1,820,620 stock options vested with a weighted average grant date fair market value of $10.56 per share.

Restricted Stock Activity

A summary of the Company’s restricted stock activity under the 2004 Plan and 2011 Plan is as follows:

Number of Awards Outstanding
Unvested balances at December 31, 2010	293,000
Awards granted	15,600
Awards vested	(199,252)
Awards forfeited	—

Unvested balances at December 31, 2011	109,348
Awards granted	883,385
Awards vested	(126,774)
Awards forfeited	(59,642)

Unvested balances at December 31, 2012	806,317

Accounting for Stock-Based Compensation

The Company uses the Black–Scholes option pricing model in valuing its stock options. The Black–Scholes model requires estimates regarding risk-free rate of return, dividend yields, expected term of the award, volatility and estimated forfeitures of awards during the service period.

The risk-free interest rate assumption used by the Company is based on observed market interest rates appropriate for the term of the Company’s employee options. During the years ended December 31, 2012, 2011 and 2010, the Company estimated expected term based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The dividend yield assumption is based on historical and expected dividend payouts. Since the Company was a private entity prior to its IPO in July 2011 with no historical data regarding the volatility of its common stock price, the Company based the expected volatility on the historical and implied volatility of comparable companies from a representative industry peer group. The Company determined expected volatility of options granted using an average of the historical volatility measures of this peer group of companies.

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

The fair value of stock option grants has been estimated at the date of grant using the Black–Scholes option pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2012	2011	2010
Risk-free interest rate	0.78% to 1.32%	1.12% to 2.84%	1.79% to 2.89%
Expected term	5.59 to 5.83 years	6.0 to 6.25 years	6.25 years
Dividend yield	0.00%	0.00%	0.00%
Expected volatility	50.60% to 55.40%	53.30% to 57.30%	55.20% to 57.10%

The following table summarizes the total stock-based compensation expense for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	Year Ended December 31,
	2012	2011	2010
Cost of revenue	$2,675	$1,805	$861
Product development	5,642	5,023	2,424
Sales and marketing	6,629	6,292	1,730
General and administrative	12,087	10,813	8,497

	$27,033	$23,933	$13,512

Total gross unrecognized compensation cost related to nonvested stock options and restricted stock was $61,937,000 as of December 31, 2012. The Company expects to recognize these costs over a weighted average period of 2.55 years.

10. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of the following at December 31, 2012 and 2011, respectively (in thousands):

	December 31,
	2012	2011
Foreign currency translation	$(5,530)	$(6,297)
Unrealized (loss) gain on investments	80	(183)

	$(5,450)	$(6,480)

11. Income Taxes

Income before income taxes includes the following components (in thousands):

	Year Ended December 31,
	2012	2011	2010
Domestic	$19,934	$12,196	$6,710
Foreign	8,202	6,475	3,910

Total	$28,136	$18,671	$10,620

The income tax expense (benefit) is comprised of the following (in thousands):

	Year Ended December 31,
	2012	2011	2010
Current
Federal	$—	$—	$—
State	1,105	675	522
Foreign	9,625	4,211	4,548
Deferred
Federal	7,976	8,634	3,752
State	(524)	102	447
Foreign	(5,425)	(1,321)	(1,140)
Change in valuation allowance	418	192	(14,443)

	$13,175	$12,493	$(6,314)

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets (liabilities) consist of the following (in thousands):

	December 31,
	2012	2011
Deferred tax assets:
Net operating loss carryforward	$5,782	$4,980
Tax credits	231	218
Accrued liabilities	4,800	3,523
Stock compensation	8,372	6,450
Gift card deferred revenue and redemption liability	1,386	1,347
Other	1,282	1,611

Total deferred tax assets	21,853	18,129
Deferred tax liabilities:
Intangible assets	(24,293)	(21,831)
Property and equipment	(5,542)	(5,009)
Prepaid expenses	(1,480)	(1,214)

Total deferred tax liabilities	(31,315)	(28,054)
Valuation allowance	(921)	(507)

Net deferred tax liabilities	$(10,383)	$(10,432)

In May 2011, the Company acquired 100% of the stock of Second Porch, Inc. in the Second Porch acquisition (see Note 3). A net deferred tax liability of approximately $222,000 was recorded primarily related to acquired intangibles, offset by net operating loss carryforwards.

In April 2012, the Company acquired 100% of the outstanding stock of Top Rural S.L. in the Toprural acquisition (see Note 3). A net deferred tax liability of approximately $3,193,000 was recorded upon the acquisition, primarily related to acquired intangibles.

As of December 31, 2012 and 2011, the Company carried deferred tax liabilities of approximately $24,195,000 and $21,731,000, respectively, related to acquisitions.

A valuation allowance is established if, based on the Company’s review of both positive and negative evidence, it is more likely than not that all or a portion of the deferred tax asset will not be realized. The valuation allowance for the Company’s deferred tax asset decreased by approximately $12,582,000 during 2010. This decrease included the release in 2010 of approximately $13,364,000 of the valuation allowance, based on the Company’s belief that it was more likely than not that the Company would generate sufficient future taxable income to realize the majority of the remaining U.S. net deferred tax assets due to the Company’s positive earnings. The Company maintained a valuation allowance of approximately $921,000 and $507,000 at December 31, 2012 and December 31, 2011, respectively, primarily related to the uncertainty of the utilization of certain loss carryforwards. There can be no assurance that the Company will meet its expectations of future taxable income. As a result, the amount of the deferred tax assets considered realizable could be reduced if estimates of future taxable income are reduced. Such an occurrence could materially adversely affect the Company’s results of operations and financial condition. The Company will continue to evaluate the ability to realize, by jurisdiction, its deferred tax assets and related valuation allowances.

The Company had federal net operating loss carryforwards of approximately $15,491,000 and $16,732,000 at December 31, 2012 and 2011, respectively, of which approximately $8,951,000 will be recorded in additional paid-in-capital when realized. These loss carryforwards will expire between 2025 and 2031 if not utilized. The Company has after tax state net operating loss carryforwards of approximately $555,000 and $348,000 at December 31, 2012 and 2011, respectively, which will expire between 2025 and 2032 if not utilized. The Company had foreign net operating loss carryforwards of approximately $12,718,000 and $9,823,000 at December 31, 2012 and 2011, respectively. Of these loss carryforwards, $10,676,000 will expire between 2017 and 2021 if not utilized, and $2,042,000 will carryforward indefinitely. The Company also had after tax net operating losses from foreign local jurisdictions of approximately $612,000 and $0 at December 31, 2012 and 2011, respectively, expiring between 2018 and 2019 if not utilized. The Company had foreign tax credits of approximately $1,337,000 and $1,327,000 and research and development tax credits of approximately $1,041,000 and $1,041,000 as of December 31, 2012 and 2011, respectively, all of which will be recorded in additional paid-in-capital when realized. The foreign tax credits will expire between 2020 and 2022 and the research and development tax credits will expire between 2027 and 2031 if not utilized. The federal research and experimentation tax credit was extended by the signing of the American Taxpayer Relief Act of 2012, or the ‘Act’, on January 2, 2013. The Act retroactively extended this tax credit from January 1, 2012 through December 31, 2013. Since the Act was enacted during 2013, the income tax benefit related to the 2012 research and experimentation tax credit will be reflected in the Company’s results of operations for the quarter ended March 31, 2013.

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

The following is a reconciliation of the amount of the income tax expense that results from applying the federal statutory income tax rate to income before income taxes to the reported income tax expense (benefit) (in thousands):

	Year Ended December 31,
	2012	2011	2010
Federal tax expense at statutory rate	$9,848	$6,535	$3,611
State taxes, net of federal tax benefit	647	541	485
Foreign tax rate differential	(898)	1,531	(137)
Tax reserves	2,345	47	2,365
Foreign tax credit	(28)	63	(226)
Stock compensation	1,679	3,315	1,854
Research and development credit	—	(77)	(323)
Non-deductible expenses and other	(836)	346	500
Net increase (decrease) in valuation allowance	418	192	(14,443)

	$13,175	$12,493	$(6,314)

Deferred U.S. income taxes and foreign withholding taxes are not provided on the undistributed cumulative earnings of foreign subsidiaries because those earnings are considered to be permanently reinvested in those operations. Any permanently reinvested earnings could become subject to additional U.S. taxes in certain circumstances (subject to an adjustment for foreign tax credits) and foreign withholding taxes if remitted to HomeAway, Inc. The determination of the amount of unrecognized tax liability is not practicable because of the complexities associated with multiple hypothetical calculations. There was approximately $26,232,000, $16,701,000 and $5,612,000 of cumulative earnings in the Company’s foreign subsidiaries as of December 31, 2012, 2011 and 2010, respectively.

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

The aggregate changes in the balance of unrecognized tax benefits were as follows, excluding interest and penalties (in thousands):

(in thousands)	Year Ended December 31,
	2012	2011	2010
Balance, beginning of year	$3,658	$3,295	$647
Increases for tax positions related to the current year	1,815	1,494	590
Increases for tax positions related to prior years	1,135	235	2,058
Decreases for tax positions related to prior years	(739)	(1,366)	—
Reductions due to lapsed statute of limitations	(279)	—	—

Balance, end of year	$5,590	$3,658	$3,295

Included in the balance of unrecognized tax benefits at December 31, 2012, 2011, and 2010 are $1, 242,000, $1,220,000, and $796,000, respectively, of unrecognized tax benefits that are offset against related deferred tax assets. If the Company were to recognize the unrecognized tax benefits as of December 31, 2012, 2011, and 2010, $5,265,000, $3,328,000, and $2,967,000, respectively, would impact the effective tax rate.

As of December 31, 2012, there were approximately $1,346,000 of unrecognized tax benefits in several jurisdictions, primarily related to transfer pricing, that the Company expects could decrease over the next

12 months due to the expiration of the respective statutes of limitation and approximately $325,000 of unrecognized tax benefits that could decrease over the next 12 months due to the favorable resolution of a treaty based withholding tax matter.

The Company includes interest and penalties related to unrecognized tax benefits as a component of income tax expense in the Consolidated Statement of Operations. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheets and were insignificant in all periods presented.

As of December 31, 2012, in the United States, the tax years 2009 through 2011 remain open to examination in the federal jurisdiction and most state jurisdictions. Tax years 2005 through 2008 remain open to adjustment due to net operating losses carried forward into open tax years. The Internal Revenue Service has not conducted an examination for any tax year. Internationally, the tax years 2008 through 2011 remain open to examination in Germany, the tax years 2010 through 2011 remain open to examination in France, the tax years 2008 through 2011 remain open to examination in Brazil, the tax years 2010 through 2011 remain open to examination in the United Kingdom, and the tax year 2011 remains open to examination in Switzerland, Australia and Spain. One of the Company’s German subsidiaries is currently under audit for the tax years 2008 through 2010.

12. Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share of common stock (in thousands except share and per share amounts):

	Year Ended December 31,
	2012	2011	2010
Numerator
Net income	$14,961	$6,178	$16,934
Cumulative preferred stock dividends and discount accretion	—	(24,678)	(35,224)

Net income (loss) attributable to common stockholders	$14,961	$(18,500)	(18,290)

Denominator
Weighted average common shares outstanding-basic	82,382	59,549	38,143
Dilutive effect of stock options and warrants	2,560	—	—

Weighted average common shares outstanding-diluted	84,942	59,549	38,143

Net income (loss) per share-basic and diluted	$0.18	$(0.31)	$(0.48)

The following common equivalent shares were excluded from the calculation of net loss per share as their inclusion would have been antidilutive:

	Year Ended December 31,
	2012	2011	2010
Stock options and warrants	5,151	11,329	8,415
Series C convertible redeemable preferred stock	—	—	19,141
Series D convertible redeemable preferred stock	—	—	15,305
Restricted stock awards	7	94	293

Total common equivalent shares excluded	5,158	11,423	43,154

13. Domestic and Foreign Operations

The Company has operations in domestic and foreign regions, specifically in Europe, Latin America and Australia. Information about these operations is presented below (in thousands):

	Year Ended December 31,
	2012	2011	2010
Revenue:
United States	$173,078	$138,574	$104,262
France	42,451	39,375	27,466
United Kingdom	35,656	32,195	23,689
Other international	29,219	20,079	12,467

Total revenue	$280,404	$230,223	$167,884

	Year Ended December 31,
	2012	2011	2010
Identifiable long-lived tangible assets:
United States	$32,936	$22,426	$20,766
International	7,431	4,330	3,216

Total identifiable long-lived tangible assets	$40,367	$26,756	$23,982

Revenue attributed to the U.S. and international geographies are based upon the country in which the selling subsidiary of the Company is located.

Identifiable long-lived assets attributed to the U.S. and international geographies are based upon the country in which the asset is located or owned.

14. Employee Benefit Plans

The Company administers various employer-sponsored retirement plans in the United Kingdom, France, Germany and Switzerland. The various plans allow for employer matching contributions to be made into the plans. Contributions made by the Company were not material for the years ended December 31, 2012, 2011 or 2010, respectively.

15. Subsequent Events

During January 2013, the Company invested an additional $3.7 million for a non-controlling equity investment in a private company in China. The Company will account for this non-marketable equity investment using the cost method of accounting.

HOMEAWAY, INC.

FINANCIAL STATEMENT SCHEDULE

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Beginning Balance	Additions	Write-offs	Ending Balance
	(in thousands)
Allowance for doubtful accounts:
Year ended December 31, 2012	$425	647	(439)	$633
Year ended December 31, 2011	120	552	(247)	425
Year ended December 31, 2010	129	26	(35)	120

	Beginning Balance	Additions	Reductions	Ending Balance
	(in thousands)
Deferred Tax Asset Valuation Allowance:
Year ended December 31, 2012	$507	753	(339)	$921
Year ended December 31, 2011	318	189	—	507
Year ended December 31, 2010	12,900	3,018	(15,600)	318

Selected Quarterly Financial Data

(Unaudited)

	For the Three Months Ended:
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
	(in thousands, except per share amounts)
Revenue	$51,967	$58,681	$61,120	$58,455	$64,103	$71,616	$73,128	$71,557
Net income (loss) attributable to common shareholders	$(7,532)	$(6,651)	$(4,061)	$(256)	$2,401	$2,856	$5,155	$4,549
Net income (loss) per share—basic and diluted	$(0.19)	$(0.17)	$(0.05)	$0.00	$0.03	$0.03	$0.06	$0.05
Shares used in per share calculation—basic	38,904	39,519	78,528	80,499	81,353	82,262	82,686	83,200
Shares used in per share calculation—diluted	38,904	39,519	78,528	80,499	84,500	84,737	85,043	85,410

EXHIBIT INDEX

Exhibit Number	Exhibit Title

3.1+	Amended and Restated Certificate of Incorporation. (Exhibit 3.2)

3.2+	Amended and Restated Bylaws. (Exhibit 3.4)

4.2+	Amended and Restated Investors’ Rights Agreement dated March 10, 2011. (Exhibit 4.2)

4.3+	Warrant to Purchase Common Stock issued to Comerica Bank dated December 18, 2008, representing shares remaining after partial exercise of the original warrant issued on February 15, 2005. (Exhibit 4.5)

4.4+	Warrant to Purchase Common Stock issued to Entrepreneurs Foundation & Idea Network dated November 30, 2005. (Exhibit 4.6)

4.5+	Warrant to Purchase Common Stock issued to Comerica Bank dated December 2, 2005. (Exhibit 4.7)

10.1+*	Form of Indemnification Agreement for directors and officers. (Exhibit 10.1B)

10.2+*	2004 Stock Plan, as amended. (Exhibit 10.2)

10.3+*	Form of Stock Option Agreement for 2004 Stock Plan effective for grants made prior to April 3, 2009. (Exhibit 10.3A)

10.4+*	Form of Stock Option Agreement for 2004 Stock Plan effective for grants made after April 3, 2009. (Exhibit 10.3B)

10.5+*	Form of Restricted Stock Agreement for 2004 Stock Plan. (Exhibit 10.4)

10.6+*	The HomeAway, Inc. Nonstatutory Share Option Plan (UK NSO Sub-Plan under 2004 Stock Plan). (Exhibit 10.5)

10.7+*	The WVR Group, Inc. 2005 UK Enterprise Management Incentive Plan (UK EMI Sub-Plan under 2004 Stock Plan). (Exhibit 10.6)

10.8+*	Form of Stock Option Agreement for 2004 Stock Plan (UK EMI Sub-Plan). (Exhibit 10.7)

10.9+*	Incentive Plan for the Management of the German Subsidiary of the WVR Group, Inc. (German Sub-Plan under 2004 Stock Plan). (Exhibit 10.8)

10.10+*	Form of Stock Option Agreement for 2004 Stock Plan (German Sub-Plan). (Exhibit 10.9)

10.11+*	Addendum to 2004 Stock Plan containing terms and conditions for French option grants (French Sub-Plan under 2004 Stock Plan). (Exhibit 10.10)

10.12+*	Form of Stock Option Agreement for 2004 Stock Plan (French Sub-Plan). (Exhibit 10.11)

10.13+*	2005 Stock Plan, as amended. (Exhibit 10.12)

10.14+*	Form of Stock Option Agreement, as amended, for 2005 Stock Plan. (Exhibit 10.13)

10.15+*	2011 Equity Incentive Plan. (Exhibit 10.14)

10.16+*	Form of Stock Option Award Agreement approved for use under the 2011 Equity Incentive Plan. (Exhibit 10.15)

10.17*	Form of Restricted Stock Unit Award Agreement approved for use under the 2011 Equity Incentive Plan.

10.18+*	Executive Employment Agreement between the Registrant and Brian H. Sharples dated February 1, 2005. (Exhibit 10.16)

10.19+*	Amendment to Executive Employment Agreement between the Registrant and Brian H. Sharples dated December 29, 2010. (Exhibit 10.17)

10.20+*	Executive Employment Agreement between the Registrant and Brian H. Sharples dated May 27, 2011. (Exhibit 10.17A)

Exhibit Number	Exhibit Title

10.21+*	Offer Letter between the Registrant and Lynn Atchison dated August 4, 2006. (Exhibit 10.18)

10.22+*	Executive Employment Agreement between the Registrant and Lynn Atchison dated May 27, 2011. (Exhibit 10.18A)

10.23+*	Offer Letter between the Registrant and Carl G. Shepherd dated January 22, 2005. (Exhibit 10.19)

10.24+*	Executive Employment Agreement between the Registrant and Carl G. Shepherd dated May 27, 2011. (Exhibit 10.19A)

10.25+*	Offer Letter between the Registrant and Thomas Hale dated June 14, 2010. (Exhibit 10.20)

10.26+*	Amendment to Offer Letter between the Registrant and Thomas Hale dated December 29, 2010. (Exhibit 10.21)

10.27+*	Executive Employment Agreement between the Registrant and Thomas Hale dated May 27, 2011. (Exhibit 10.21A)

10.28+*	Offer Letter between the Registrant and Brent Bellm dated June 15, 2010. (Exhibit 10.22)

10.29+*	Amendment to Offer Letter between the Registrant and Brent Bellm dated December 29, 2010. (Exhibit 10.23)

10.30+*	Executive Employment Agreement between the Registrant and Brent Bellm dated May 27, 2011. (Exhibit 10.23A)

10.31+*	Executive Employment Agreement between the Registrant and Ross A. Buhrdorf dated May 27, 2011. (Exhibit 10.23B)

10.32+*	2011 Executive Officer Performance Bonus Plan. (Exhibit 10.24)

10.33++*	2012 Executive Officer Performance Bonus Plan. (Exhibit 10.1)

10.34+	Office Lease Agreement between the Registrant and Fifth & Baylor, Ltd. dated August 1, 2008. (Exhibit 10.25)

10.35+	Commercial Lease between Homelidays SAS and HVB Immoblien Verwaltungs GmbH & Co. dated March 10, 2008. (Exhibit 10.26)

10.36+	Amendment No. 1 to Commercial Lease between Homelidays SAS and HVB Immoblien Verwaltungs GmbH & Co. dated November 18, 2008. (Exhibit 10.27)

10.37+	Amendment No. 2 to Commercial Lease between Homelidays SAS and HVB Immoblien Verwaltungs GmbH & Co. dated January 22, 2009. (Exhibit 10.28)

10.38+	Amendment No. 3 to Commercial Lease between Homelidays SAS and HVB Immoblien Verwaltungs GmbH & Co. dated March 8, 2010. (Exhibit 10.29)

21.1	List of subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney for Charles C. Baker, Simon Breakwell, Jeffrey D. Brody, Christopher P. Marshall, Carl G. Shepherd, Tina Sharkey, Philip S. Siegel and Robert Solomon (see page 71 to this Annual Report on Form 10-K).

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

Exhibit Number	Exhibit Title

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

+	Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-172783) as declared effective by the Securities and Exchange Commission on June 28, 2011. The number given in parentheses indicates the corresponding exhibit number in such Form S-1.
++	Incorporated by reference to the Current Report on Form 8-K filed by the Company on March 29, 2012. The number given in parentheses indicates the corresponding exhibit number in such Form 8-K.
*	Management contract, compensatory plan or arrangement.
**	XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.