Form 10-Q
period 2013-03-31
HOMEAWAY INC
filed 2013-04-30
CIK 1366684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date.

Class	Outstanding at April 23, 2013
Common Stock, $0.0001 par value per share	84,937,366

HomeAway, Inc.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

HomeAway, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except for share and per share information)

(unaudited)

	March 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$187,246	$189,478
Short-term investments	127,141	80,330
Accounts receivable, net of allowance for doubtful accounts of $585 and $633 as of March 31, 2013 and December 31, 2012, respectively	17,954	16,343
Income tax receivable	766	775
Prepaid expenses and other current assets	8,095	7,312
Restricted cash	173	284
Deferred tax assets	5,355	5,425

Total current assets	346,730	299,947
Property and equipment, net	34,908	32,901
Goodwill	308,635	312,412
Intangible assets, net	56,117	59,727
Restricted cash	574	230
Deferred tax assets	2,126	1,807
Other non-current assets	19,195	15,651

Total assets	$768,285	$722,675

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,722	$6,613
Income tax payable	9,134	11,137
Accrued expenses	31,683	33,856
Deferred revenue	147,039	126,351

Total current liabilities	194,578	177,957
Deferred revenue, less current portion	2,672	2,879
Deferred tax liabilities	16,756	17,615
Other non-current liabilities	8,119	7,191

Total liabilities	222,125	205,642

Commitments and contingencies (Note 5)
Stockholders’ equity
Common stock: $0.0001 par value; 350,000,000 shares authorized; 84,767,715 and 83,441,153 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	8	8
Additional paid-in capital	647,053	618,700
Accumulated other comprehensive loss	(9,971)	(5,450)
Accumulated deficit	(90,930)	(96,225)

Total stockholders’ equity	546,160	517,033

Total liabilities and stockholders’ equity	$768,285	$722,675

The accompanying notes are an integral part of these financial statements.

HomeAway, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except for per share information)

(unaudited)

	Three Months Ended March 31,
	2013	2012
Revenue:
Listing	$66,831	$53,968
Other	12,633	10,135

Total revenue	79,464	64,103
Costs and expenses:
Cost of revenue (exclusive of amortization shown separately below)	13,281	10,532
Product development	12,399	9,702
Sales and marketing	26,367	24,734
General and administrative	16,049	12,837
Amortization expense	3,180	2,448

Total costs and expenses	71,276	60,253

Operating income	8,188	3,850
Other income (expense):
Interest income	243	169
Other income (expense)	(1,591)	(728)

Total other income (expense)	(1,348)	(559)

Income before income taxes	6,840	3,291
Income tax expense	(1,545)	(890)

Net income	$5,295	$2,401

Net income per share:
Basic and diluted	$0.06	$0.03

Weighted average number of shares outstanding:
Basic	83,940	81,353
Diluted	86,492	84,500

The accompanying notes are an integral part of these financial statements.

HomeAway, Inc.

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2013	2012
Net income	$5,295	$2,401
Other comprehensive income:
Foreign currency translation adjustments	(4,419)	1,676
Change in unrealized gains (losses) on short-term investments, net of tax	(102)	262

Total other comprehensive income (loss), net of tax	(4,521)	1,938

Comprehensive income	$774	$4,339

The accompanying notes are an integral part of these financial statements.

HomeAway, Inc.

Consolidated Statement of Changes in Stockholders’ Equity

(In thousands)

(unaudited)

	Common Stock
			Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2012	83,441	$8	$618,700	$(5,450)	$(96,225)	$517,033
Issuance of stock under Company plans, net of shares withheld for taxes	1,327	—	19,539	—	—	19,539
Stock compensation expenses	—	—	7,456	—	—	7,456
Excess tax benefits related to employee stock options	—	—	1,358	—	—	1,358
Other comprehensive loss	—	—	—	(4,521)	—	(4,521)
Net income	—	—	—	—	5,295	5,295

Balance at March 31, 2013	84,768	$8	$647,053	$(9,971)	$(90,930)	$546,160

The accompanying notes are an integral part of these financial statements.

HomeAway, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities
Net income	$5,295	$2,401
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,044	2,455
Amortization of intangible assets	3,180	2,448
Amortization of premiums on securities and other	801	562
Stock-based compensation	7,456	5,198
Excess tax benefit from stock-based compensation	(1,358)	(603)
Deferred income taxes	(1,218)	3,514
Net realized/unrealized foreign exchange gain	(16)	(654)
Realized loss on foreign currency forwards	1,259	1,328
Changes in operating assets and liabilities, net of assets and liabilities assumed in business combinations:
Accounts receivable	(1,880)	(813)
Income tax receivable	(347)	—
Prepaid expenses and other assets	(1,378)	(6,464)
Accounts payable	(258)	3,114
Accrued expenses	(406)	436
Income tax payable	(4)	(3,043)
Deferred revenue	22,300	20,177
Deferred rent and other non-current liabilities	1,011	3,304

Net cash provided by operating activities	37,481	33,360

Cash flows from investing activities
Change in restricted cash	(247)	313
Cash paid for trademarks and other assets acquired	(30)	(45)
Cash paid for non-marketable equity investment	(3,667)	—
Purchases of short-term investments	(62,713)	(9,258)
Proceeds from maturities of marketable securities	15,000	11,457
Net settlement of foreign currency forwards	(1,259)	(1,328)
Purchases of property and equipment	(5,505)	(5,809)

Net cash used in investing activities	(58,421)	(4,670)

Cash flows from financing activities
Proceeds from exercise of options to purchase common stock	19,539	10,937
Excess tax benefit from stock-based compensation	1,358	603

Net cash provided by financing activities	20,897	11,540

Effect of exchange rate changes on cash	(2,189)	990

Net (decrease) increase in cash and cash equivalents	(2,232)	41,220
Cash and cash equivalents at beginning of period	189,478	118,208

Cash and cash equivalents at end of period	$187,246	$159,428

Cash paid for taxes	$1,795	$2,634

The accompanying notes are an integral part of these financial statements.

HomeAway, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

1. Description of Business

HomeAway, Inc. (the “Company”) operates an online vacation rental property marketplace that enables property owners and managers to market properties available for rental to vacation travelers who rely on the Company’s websites to search for and find available properties. These property owners and managers pay the Company to publish detailed property listings, including photographs, descriptions, location, pricing, availability and contact information. The Company sells complementary products as well, including travel guarantees, insurance products and property management software and services. Travelers use the network of websites to search for vacation rentals that meet their desired criteria, including location, size and price. Travelers that find properties that meet their requirements through the Company’s marketplace are able to contact property owners and managers directly by phone or through form-based communication tools on the Company’s websites.

The Company is a Delaware corporation headquartered in Austin, Texas.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of HomeAway, Inc. and all of its wholly owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, for interim financial reporting and applicable quarterly reporting regulations of the Securities and Exchange Commission, or the SEC. All significant intercompany transactions and balances have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying interim unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting of normal recurring adjustments and those items discussed in these Notes, necessary for a fair presentation of the Company’s financial position, as of March 31, 2013, the results of operations for the three months ended March 31, 2013 and March 31, 2012, the comprehensive income for the three months ended March 31, 2013 and March 31, 2012, the cash flows for the three months ended March 31, 2013 and March 31, 2012, and stockholders’ equity for the three months ended March 31, 2013. Certain information and disclosures normally included in the notes to the annual financial statements prepared in accordance with GAAP have been omitted from these interim condensed consolidated financial statements pursuant to the rules and regulations of the SEC. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2012. Operating results for this interim period are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or for any other period.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. These differences could have a material effect on the Company’s future results of operations and financial position. Significant items subject to those estimates and assumptions include certain revenue, allowance for doubtful accounts, fair value of short-term investments, carrying amounts of goodwill and other indefinite-lived intangible assets, depreciation and amortization, valuation of stock options and deferred income taxes.

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

Money Market Funds and Short-Term Investments

The Company’s cash equivalents, restricted cash and short-term investments that are classified as Level 1 are valued using quoted prices generated by market transactions involving identical assets. Short-term investments classified as Level 2 are valued using non-binding market consensus prices that are corroborated with observable market data; quoted market prices for similar instruments in active markets; or pricing models, such as a discounted cash flow model, with all significant inputs derived from or corroborated with observable market data. The Company did not hold any cash equivalents, restricted cash or short-term investments categorized as Level 3 as of March 31, 2013 or December 31, 2012.

Short-term investments include certificates of deposit, corporate bonds, U.S. government agency bonds and municipal bonds and are classified as available-for-sale and reported at fair value using the specific identification method. Unrealized gains and losses are excluded from earnings and reported as a component of other comprehensive income (loss), net of related estimated tax provisions or benefits. Additionally, the Company periodically assesses whether an other than temporary impairment loss on investments has occurred due to declines in fair value or other market conditions. Declines in fair value that are considered other than temporary are recorded as an impairment of investments in the consolidated statement of operations. The Company did not record any impairments of its investments for any of the periods presented.

The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued liabilities and deferred revenue approximate fair value because of the relatively short maturity of these instruments.

The following table summarizes the basis used to measure certain financial assets and liabilities at fair value on a recurring basis in the Company’s consolidated balance sheets at March 31, 2013 (in thousands):

	Balance as of March 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents
Money market funds	$98,129	$98,129	$—	$—

Total cash equivalents	98,129	98,129	—	—
Restricted cash
Money market funds	747	747	—	—

Total cash equivalents	747	747	—	—
Short-term investments
Certificates of deposit	1,808	—	1,808	—
Corporate bonds	96,934	—	96,934	—
U.S. government agency bonds	1,011	—	1,011	—
Municipal bonds	27,388	—	27,388	—

Total short-term investments	127,141	—	127,141	—

Total financial assets	$226,017	$98,876	$127,141	$—

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

Cash and Cash Equivalents

Cash and cash equivalents include investments in money market funds and certificates of deposit that are readily convertible into cash. Cash and cash equivalents are stated at cost, which approximates fair value. The Company considers all highly liquid investments purchased with an original maturity date of three months or less to be cash equivalents. Cash and cash equivalents consisted of the following at March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013	December 31, 2012
Demand deposit accounts	$89,117	$53,164
Money market funds	98,129	136,314

Total	$187,246	$189,478

Restricted Cash

Restricted cash of $747,000 and $514,000 at March 31, 2013 and December 31, 2012, respectively, was held in a money market fund owned by the Company in conjunction with leased office space and to secure credit card availability and reimbursable direct debits due from the Company.

Short-term Investments

Short-term investments generally consist of marketable securities that have original maturities greater than ninety days as of the date of purchase. Investments in which the Company has the ability and intent, if necessary, to liquidate in order to support its current operations, including those with contractual maturities greater than one year from the date of purchase, are classified as short-term. The Company’s investment securities are classified as available-for-sale and are presented at estimated fair value with any unrealized gains and losses included in other comprehensive income (loss). Cash flows from purchases, sales and maturities of available-for-sale securities are classified as cash flows from investing activities and reported gross, including any related premiums or discounts. Premiums related to purchases of available-for-sale securities were $4,048,000 and $378,000 during the three months ended March 31, 2013 and 2012, respectively. Fair values are based on quoted market prices. Short-term investments consisted of the following at March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013
	Gross Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Certificates of deposit	$1,812	$—	$(4)	$1,808
Corporate bonds	96,950	104	(120)	96,934
U.S. government agency bonds	1,009	2	—	1,011
Municipal bonds	27,391	16	(19)	27,388

Total short-term investments	$127,162	$122	$(143)	$127,141

	December 31, 2012
	Gross Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Certificates of deposit	$502	$—	$—	$502
Corporate bonds	66,918	116	(45)	66,989
U.S. government agency bonds	1,011	2	—	1,013
Municipal bonds	11,817	9	—	11,826

Total short-term investments	$80,248	$127	$(45)	$80,330

The following table summarizes the contractual underlying maturities of the Company’s short-term investments at March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013
	Less than 12 Months	12 Months or Greater	Total
Certificates of deposit	$—	$1,808	$1,808
Corporate bonds	36,208	60,726	96,934
U.S. government agency bonds	—	1,011	1,011
Municipal bonds	10,236	17,152	27,388

Total short-term investments	$46,444	$80,697	$127,141

	December 31, 2012
	Less than 12 Months	12 Months or Greater	Total
Certificates of deposit	$3	$499	$502
Corporate bonds	41,307	25,682	66,989
U.S. government agency bonds	—	1,013	1,013
Municipal bonds	8,249	3,577	11,826

Total short-term investments	$49,559	$30,771	$80,330

At March 31, 2013 and December 31, 2012, the Company held no short-term investments with maturities greater than two years.

Non-marketable Equity Investment

During the three months ended March 31, 2013, the Company invested $3,667,000 for a non-controlling equity investment in a privately-held company in China. As of March 31, 2013, the total carrying value of the Company’s investment in the privately-held company was $10,113,000. The Company’s investment in the privately-held company is reported using the cost method of accounting or marked down to fair value when an event or circumstance indicates an other-than-temporary decline in value has occurred. It was not practicable to estimate the fair value of this asset. No event or circumstance indicating an other-than-temporary decline in value of the Company’s interest in the non-marketable equity investment was identified. This investment is recorded in other non-current assets on the consolidated balance sheets.

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

The Company capitalizes certain internally developed software and website development costs. These capitalized costs were approximately $25,786,000 and $23,985,000 at March 31, 2013 and December 31, 2012, respectively, and are included in property and equipment, net, in the balance sheet with depreciation expense in the three months ended March 31, 2013 and 2012 of approximately $732,000 and $827,000, respectively. The internally developed software costs are generally depreciated over five years.

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

Circumstances that could trigger an impairment test outside of the annual test include but are not limited to: a significant adverse change in the business climate or legal factors; adverse cash flow trends; an adverse action or assessment by a regulator; unanticipated competition; loss of key personnel; decline in stock price; and results of testing for recoverability of a significant asset group within a reporting unit. The Company determined that no triggering event occurred during any of the periods presented.

For goodwill and indefinite lived intangible assets, the Company completes what is referred to as the “Step 0” analysis, which involves evaluating qualitative factors, including macroeconomic conditions, industry and market considerations, cost factors, and overall financial performance related to its goodwill and its indefinite lived intangible assets. If the Company’s “Step 0” analysis indicates that it is more likely than not that the fair value of a reporting unit or of an indefinite lived intangible asset is less than carrying amount, then the Company would perform a quantitative two-step impairment test. The quantitative analysis compares the fair value of the Company’s reporting unit or indefinite-lived intangible assets to the carrying amount, and an impairment loss is recognized equivalent to the excess of the carrying amount over the fair value. If, after assessing the totality of events or circumstances, the Company determines that it is not more likely than not that the fair value of a reporting unit or indefinite lived intangible asset is less than its carrying amount, then the quantitative impairment tests are unnecessary.

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

Stock-Based Compensation

The cost of stock-based compensation is recognized in the financial statements based upon the estimated grant date fair value of the awards measured using the Black–Scholes valuation model. The fair value of restricted stock awards and units is determined based on the number of shares granted and the fair value of the Company’s common stock as of the grant date. Fair value is generally recognized as an expense on a straight-line basis, net of estimated forfeitures, over the employee requisite service period. When estimating forfeitures, the Company considers voluntary termination behaviors as well as trends of actual option forfeitures.

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

The benefits of tax deductions in excess of recognized compensation costs are reported as financing cash flows, but only when such excess tax benefits are realized by a reduction to current taxes payable. The Company recognized a tax benefit of approximately $1,358,000 and $603,000 during the three months ended March 31, 2013 and 2012, respectively, from the exercise of stock options. This tax benefit has been recorded as additional paid-in capital on the Company’s consolidated balance sheets as of March 31, 2013 and December 31, 2012.

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

The Company may be subject to income tax audits by the respective tax authorities in any or all of the jurisdictions in which the Company operates. The Company is currently undergoing an audit at its subsidiary in Germany. Significant judgment is required in determining uncertain tax positions. The Company recognizes the benefit of uncertain income tax positions only if these positions are more likely than not to be sustained. Also, the recognized income tax benefit is measured at the largest amount that is more than 50% likely of being realized. The Company adjusts these reserves in light of changing facts and circumstances, such as the closing of an audit or the refinement of an estimate. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records interest and penalties related to unrecognized tax benefits as a component of income tax expense. The countries in which the Company may be subject to potential examination by tax authorities include the United States, Switzerland, the United Kingdom, Germany, France, Spain, the Netherlands, Brazil, Australia, Colombia and Thailand.

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

Foreign Currency Translation

The functional currency of the Company’s foreign subsidiaries is generally their respective local currency. The financial statements of the Company’s international operations are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities, the historical exchange rate for stockholders’ equity, and a weighted average exchange rate for each period for revenue, expenses, and gains and losses. Foreign currency translation adjustments are recorded as a separate component of stockholders’ equity. Gains and losses from foreign currency denominated transactions are recorded in other income (expense) in the Company’s consolidated statements of operations. For the three months ended March 31, 2013 and 2012, the Company recorded transaction losses of approximately $1,535,000 and $751,000, respectively.

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

The Company does not use financial instruments for trading or speculative purposes. The Company recognizes all derivative instruments on the balance sheet at fair value and its derivative instruments are generally short-term in duration. Derivative contracts outstanding were not material as of March 31, 2013 or December 31, 2012. The Company is exposed to the risk that counterparties to derivative contracts may fail to meet their contractual obligations.

Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted income per share is computed by dividing net income by the weighted average common shares outstanding plus potentially dilutive common shares.

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

Recent Accounting Pronouncements

In January 2013, the Financial Accounting Standards Board (“FASB”) issued amended guidance that enhances disclosure requirements about the nature of an entity’s right to offset and related arrangements associated with its derivative instruments, repurchase agreements, and securities lending transactions. This new guidance requires the disclosure of the gross amounts subject to rights of offset, amounts offset in accordance with the accounting standards followed, and the related net exposure. This new guidance is effective for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. This guidance did not have a material impact on the Company’s financial position, results of operations, or cash flows since it is an enhancement to current required disclosures.

In February 2013, the FASB issued new accounting guidance that improves the reporting of reclassifications out of accumulated other comprehensive income. This new guidance requires entities to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income when applicable or to cross-reference the reclassifications with other disclosures that provide additional detail about the reclassifications made when the reclassifications are not made to net income. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2012. This guidance did not have a material impact on the Company’s financial position, results of operations, or cash flows since it is an enhancement to current required disclosures.

3. Goodwill and Other Intangible Assets

Goodwill

Changes in the Company’s goodwill balance for the year ended December 31, 2012 and the three months ended March 31, 2013 are summarized in the table below (in thousands):

Balance at December 31, 2011	$301,015
Acquired in business combinations	11,190
Foreign currency translation adjustment	207

Balance at December 31, 2012	312,412
Foreign currency translation adjustment	(3,777)

Balance at March 31, 2013	$308,635

Intangible Assets

The Company’s intangible assets, excluding goodwill, consist of intangible assets acquired primarily in business combinations and were recorded at their estimated fair values on the date of acquisition. The finite-lived intangible assets that are being amortized are summarized in the table below (in thousands):

		March 31, 2013			December 31, 2012
	Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade names and trademarks	10	$23,811	$(3,077)	$20,734	$24,000	$(2,474)	$21,526
Developed technology	2-8	26,063	(21,322)	4,741	26,435	(20,983)	5,452
Customer relationships	6-13	59,690	(36,515)	23,175	60,321	(35,124)	25,197
Noncompete agreements and domain names	2-5	3,376	(2,938)	438	3,376	(2,853)	523

Total		$112,940	$(63,852)	$49,088	$114,132	$(61,434)	$52,698

Amortization of non-compete agreements is recorded over the term of the agreements.

Amortization expense for the three months ended March 31, 2013 and 2012 was approximately $3,180,000 and $2,448,000, respectively.

The Company has the following indefinite-lived intangible assets recorded in its consolidated balance sheet as of March 31, 2013 and December 31, 2012, respectively (in thousands):

	March 31, 2013	December 31, 2012
Trademarks, trade names and other	$7,029	$7,029

4. Accrued Expenses

The Company’s accrued expenses are comprised of the following at March 31, 2013, and December 31, 2012 (in thousands):

	March 31, 2013	December 31, 2012
Compensation and related benefits	$12,481	$16,828
Gift cards	5,298	5,655
Taxes	3,870	3,362
Advertising	3,426	1,130
Other	6,608	6,881

Total	$31,683	$33,856

5. Commitments and Contingencies

Leases

The Company leases its facilities and certain office equipment under non-cancellable operating leases. Rental expense was approximately $1,231,000 and $1,004,000 for the three months ended March 31, 2013 and 2012, respectively.

Guarantees

The Company offers two guarantee products to travelers: Basic Rental Guarantee and Carefree Rental Guarantee. The Basic Rental Guarantee is offered to travelers that book a vacation rental property listed on any one of the Company’s websites to protect 50% of their vacation rental payments up to $1,000 against Internet fraud. Travelers may also purchase additional protection to cover 100% of vacation rental payments up to $10,000 against Internet fraud, misrepresentation, wrongful denial of entry, wrongful deposit loss or, beginning in 2012, losses from phishing claims by the purchase of the Carefree Rental Guarantee. The Company does not maintain insurance from any third party for claims under these guarantees, and any amounts payable for claims made under these guarantees are payable by the Company. Amounts recorded for estimated future claims under the guarantees are based on historical experience and estimates of potential future claims made by the Company are recorded either in cost of revenue or in general and administrative expense in the Company’s consolidated statement of operations depending on whether the expense is related to estimated claims under the Basic Rental Guarantee or to the Carefree Rental Guarantee.

Expected future claims for the traveler guarantees, which are presented as a current liability in the Company’s consolidated balance sheets, and changes for the guarantees are as follows (in thousands):

Traveler guarantee liability at December 31, 2011	$247
Costs accrued for new vacation rentals	986
Guarantee obligations honored	(667)

Traveler guarantee liability at December 31, 2012	566
Costs accrued for new vacation rentals	556
Guarantee obligations honored	(374)

Traveler guarantee liability at March 31, 2013	$748

The Company maintains a guarantee of £5,000,000 (approximately $7,599,000 as of March 31, 2013) in favor of a bank in the United Kingdom for extending credit to the Company in connection with the wholly owned United Kingdom subsidiary’s business of collecting its subscription revenues in advance via credit card payments.

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

6. Stock-Based Compensation

During the three months ended March 31, 2013, the Company issued an aggregate of 363,673 restricted stock units under its 2011 Equity Incentive Plan, or 2011 Plan, for an aggregate fair value of $8,440,000. Additionally, the Company issued an aggregate of 222,746 options to purchase common stock under the 2011 Plan for an aggregate fair value of $2,593,000.

The following table summarizes the total stock-based compensation expense that the Company recorded for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,
	2013	2012
Cost of revenue	$845	$416
Product development	1,727	1,231
Sales and marketing	1,608	1,270
General and administrative	3,276	2,281

Total	$7,456	$5,198

7. Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consists of the following at March 31, 2013 and December 31, 2012, respectively (in thousands):

	March 31, 2013	December 31, 2012
Foreign currency translation	$(9,949)	$(5,530)
Unrealized gains (losses) on short-term investments	(22)	80

Total	$(9,971)	$(5,450)

8. Income Taxes

For the three months ended March 31, 2013 and 2012, the Company recorded income tax expense of $1,545,000 and $890,000, respectively, resulting in an effective tax rate of 22.6% and 27.0%, respectively. At March 31, 2013, the Company’s effective tax rate estimate for the year ended December 31, 2013 differed from the statutory rate primarily due to the benefit of disqualifying dispositions of incentive stock options, which is partially offset by non-deductible stock compensation charges, state taxes, the effect of different statutory tax rates in foreign jurisdictions and the federal research and experimentation tax credit. At March 31, 2012, the Company’s effective tax rate estimate for the year ended December 31, 2012 differed from the statutory rate primarily due to the benefit of disqualifying dispositions of incentive stock options, which is partially offset by non-deductible stock compensation charges, state taxes and the effect of different statutory tax rates in foreign jurisdictions.

The federal research and experimentation tax credit was extended on January 2, 2013 by the signing of the American Taxpayer Relief Act of 2012, or the Act. The Act retroactively extended this tax credit from January 1, 2012 through December 31, 2013. Because the Act was enacted during 2013, an income tax benefit of $614,000 related to the 2012 research and experimentation tax credit is reflected as a discrete item in the Company’s results of operations for the quarter ended March 31, 2013.

9. Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share of common stock (in thousands, except per share amounts):

	Three Months Ended March 31,
	2013	2012
Numerator
Net income	$5,295	$2,401

Denominator
Weighted average common shares outstanding-basic	83,940	81,353
Dilutive effect of stock options, warrants and restricted stock units	2,552	3,147

Weighted average common shares outstanding-diluted	86,492	84,500

Net income per share – basic and diluted	$0.06	$0.03

The following common equivalent shares were excluded from the calculation of net income per share as their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2013	2012
Stock options and warrants	2,990	4,197
Restricted stock units	61	13

Total common equivalent shares excluded	3,051	4,210

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

The following discussion should be read in conjunction with our interim condensed consolidated financial statements contained elsewhere in this quarterly report on Form 10-Q and in our other Securities and Exchange Commission, or SEC, filings including our Annual Report on Form 10-K for the year ended December 31, 2012 and subsequent reports on Form 8-K, which discuss our business in greater detail.

Overview

We operate the world’s largest online marketplace for the vacation rental industry. Our marketplace brings together millions of travelers seeking vacation rentals online with hundreds of thousands of property owners and managers of vacation rental properties located in 171 countries around the world. Our portfolio includes leading vacation rental websites in the United States, the United Kingdom, Germany, France, Spain, Brazil and Australia. During the three months ended March 31, 2013, our websites attracted approximately 207 million website visits, and as of March 31, 2013, our global marketplace included more than 742,000 paid listings.

In the first quarter of 2013, we continued to focus our efforts on providing the largest selection of properties to travelers and the most qualified inquiries to property owners and managers, as we added over 43,000 paid listings, net of non-renewals, to our network from March 31, 2012 to March 31, 2013.

We continued to improve monetization of our listing base from pricing and product changes through continued adoption of our tiered pricing structure and increase in purchases by property owners and managers of bundled listings products. This improved monetization can be seen in the increase of our average revenue per listing from $322 in the first quarter of 2012 to $368 in the first quarter of 2013. Tiered pricing is currently available to new and renewing property owners and managers on HomeAway.com and VRBO.com in the United States, HomeAway.co.uk in the United Kingdom, Abritel.fr in France and HomeAway.de in Germany. It allows them to improve their position in search results by purchasing a higher subscription level or tier. We believe property owners and managers increasingly will elect to purchase higher tiers, which would increase overall average revenue per listing in future periods. At the same time, by keeping base prices low, we believe the number of paid listings can continue to grow. Although we plan to launch tiered pricing on our other websites as well, we may use different strategies as we enter new markets and geographies or attempt to further penetrate the professional property manager market.

Enablement of e-commerce on our websites has been and will continue to be a focus for our Company. In the first quarter of 2013, we continued to see adoption of our online payments platform, called ReservationManager™, which is currently available on HomeAway.com and VRBO.com in the United States, HomeAway.co.uk in the United Kingdom, Abritel.fr in France and HomeAway.de in Germany. ReservationManager enables property owners and managers to respond to and manage inquiries, prepare and send rental quotes and payment invoices, allows travelers to book online, including the ability to enter into rental agreements online, and process online payments via credit card or eCheck. Additionally, through ReservationManager, property owners and managers can make value-added products such as property damage protection available for purchase. We believe that adoption of this product over time will allow us to earn more revenue from ancillary products while providing a more secure payment mechanism for travelers. We plan to introduce new products and services for travelers, property owners and managers, which we believe will provide further opportunities to generate revenue through our marketplace, including a pay-for-booking product for our property owners and managers.

We believe that bringing travelers to our online marketplace is necessary to attract and retain vacation rental owners and managers. It is also critical for us to increase the rates at which travelers inquire about renting and book vacation rentals with our property owners and managers. To meet these challenges, we are focused on a combination of marketing tactics, including pay-per-click advertising, search engine optimization, and display advertising, with a goal of driving visits to our websites as well as increasing the exposure of the vacation rental category. We are also investing in product enhancements to make it easier for travelers visiting our websites to search and find the right property, to inquire and to book their stay. Online booking functionality is currently available on HomeAway.com and VRBO.com in the United States, HomeAway.co.uk in the United Kingdom, Abritel.fr in France and HomeAway.de in Germany. Online booking enables travelers to reserve a vacation rental directly on any of our listing websites that utilize our ReservationManager payments platform, rather than requiring correspondence with a property owner or manager to reserve a vacation rental.

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

Key financial highlights for the three months ended March 31, 2013 include the following:

•	Total revenue was $79.5 million compared to $64.1 million in the first quarter of 2012, or an increase of 24.0%;

•

Percentage of total revenue from outside the United States was 37.6% in the first quarter, compared to 37.3% in the first quarter of 2012, and in the three months ended March 31, 2013 included 35.6% from Europe and 2.0% from Brazil and Australia;

•	Listing revenue was $66.8 million compared to $54.0 million in the first quarter of 2012 and contributed 84.1% of total revenue compared to 84.2% in the first quarter of 2012;

•	Net income was $5.3 million compared to $2.4 million in the first quarter of 2012, or an increase of 120.5%;

•	Cash from operating activities was $37.5 million compared to $33.4 million in the first quarter of 2012, or an increase of 12.4%;

•

Adjusted EBITDA was $21.8 million compared to $14.0 million in the first quarter of 2012, or an increase of 56.1%; as a percentage of revenue, Adjusted EBITDA was 27.4%, an increase of approximately 560 basis points over 21.8% in the first quarter of 2012;

•

Free cash flow was $33.3 million compared to $28.2 million in the first quarter of 2012, or an increase of 18.4%; on a trailing twelve month basis, free cash flow increased 21.3% to $90.4 million from $74.6 million in the comparable trailing twelve month period for the prior year;

•	Pro forma net income was $12.2 million, or $0.14 per diluted share, compared to pro forma net income of $7.4 million, or $0.09 per diluted share, in the first quarter of 2012; and

•	Cash, cash equivalents and short-term investments as of March 31, 2013 were $314.4 million.

For further discussion regarding Adjusted EBITDA, free cash flow and pro forma net income, along with reconciliations of such numbers to the most directly comparable financial measures calculated and presented in accordance with GAAP, please see the information under the caption “Discussion Regarding Adjusted EBITDA, Free Cash Flow and Pro Forma Net Income and Reconciliation to GAAP” in Item 2 of this Quarterly Report on Form 10-Q.

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

We continue to monitor the weakened economic environment in Europe and the corresponding impact on our business. Traffic growth and inquiry growth remain strong in Europe. We believe that our ability to deliver high quality inquiries to our customers in spite of the broader economic challenges in Europe will help mitigate any potential negative visit trends to our websites. Additionally, we continue to monitor foreign exchange rates as declining foreign exchange rates will negatively impact our results given that 35.6% of our revenue was generated in Europe in the first quarter of 2013.

Expenses

Our expenses are primarily composed of salaries and related expenses, marketing and professional fees. Our expenses from quarter to quarter and year to year may fluctuate due to timing of specific events or projects. We will continue to increase expenses across the organization on an annual basis to support our growth and expect our cost of revenue to grow in absolute dollars and slightly as a percentage of revenue for the year ended December 31, 2013. We expect to incur higher expenses for product development as we record a full-year impact of personnel hired in 2012 and as we hire additional personnel to develop new features and products and expect product development expenses to increase as a percentage of revenue for the year ended December 31, 2013. We expect to incur higher expenses for sales and marketing as we continue to build our sales team to address the professional property managers and continue to build brand and category awareness, but expect sales and marketing expenses to decline as a percentage of revenue for the year ended December 31, 2013. We expect to incur higher expenses for general and administrative expenses to support the growth of our business and the requirements of being a publicly traded company, but expect general and administrative expenses to remain consistent as a percentage of revenue for the year ended December 31, 2013. We plan for additional capital investments for the year ended December 31, 2013 to support the growth of our business, but expect our investment in capital expenditures to remain consistent as a percentage of revenue as compared to the year ended December 31, 2012. We believe that reorganizing our global corporate structure will lower our tax expense over the longer term.

Key Business Metrics

In addition to traditional financial and operational metrics, we use the following business metrics to monitor and evaluate results.

	Three Months ended March 31,
	2013	2012
Paid listings, end of period	742,299	699,088
Average revenue per listing	$368	$322
Renewal rate, end of period	73.6%	77.0%
Visits to websites (in millions)	207	160

Following the migration of VRBO.com to our global technology platform in 2012, property owners and managers that have listings on both HomeAway.com and VRBO.com are able to consolidate their listings into one listing that is displayed on both websites. Additionally, the platform consolidation allows property owners and managers to purchase bundled listings that include display on both HomeAway.com and VRBO.com. As a result, we now count these bundled listings as one listing. This impacts the comparability of our current period reported metrics to our previously reported historical metrics for paid listings, renewal rate and average revenue per listing.

As a result of consolidated listings and bundled listings, our paid listing counts will be lower since these listings previously would have been counted as two paid listings had they been purchased on both websites. In the future, as property owners and managers that have listings on both HomeAway.com and VRBO.com renew their subscriptions into a bundled listing, we will count these as one listing. We anticipate more bundled listings and consolidations of listings in the future, which we expect will lower our paid listing growth as compared to historical levels. The lower paid listing counts from consolidations and bundles will in turn increase our average revenue per listing and lower our reported renewal rate. Additionally, our bundled listing products generally have a higher base price and will increase our average revenue per listing.

Adjusting for the impact of our customers’ ability to consolidate listings and to purchase network product bundles, we estimate our business metrics to be as follows:

Three Months ended March 31, 2013
Paid listings, end of period	765,274
Average revenue per listing	$359
Renewal rate, end of period	74.9%

Paid Listings. In the three months ended March 31, 2013 and 2012, 84.1% and 84.2%, respectively, of our revenue was derived from paid listings. We regularly track paid listings as a key revenue growth indicator and to identify trends in our business and industry. From March 31, 2012 to March 31, 2013, paid listings increased by 6.2%, contributing to listing revenue growth of 23.8%. The growth in paid listings continued to be due to our marketing and selling new and additional subscription listings to professional property managers, as well as organic growth from property owners and managers who become aware of our websites and choose to market their properties. Growth in paid listings is also impacted by listings acquired in business combinations. Growth in new listings is partially offset by loss of listings through attrition.

Adjusting for the impact of consolidated listings and new bundled listings, we estimate that our paid listing growth would have been approximately 9.5% at March 31, 2013. We do not expect these changes to have any negative impact on the number of unique properties on our websites.

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

It is possible that a specific property may be listed on more than one of our websites without indicating that the multiple listings refer to the same property. We have used various technologies to estimate the number of unique properties and are implementing systems and processes to identify the number of unique properties that comprise our paid listings, which we estimate was approximately 661,000 as of March 31, 2013, as compared to approximately 594,000 as of March 31, 2012.

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

From March 31, 2012 to March 31, 2013, average revenue per listing increased by 14.3%, which contributed to our overall listing revenue growth. Foreign exchange rates did not materially impact the average revenue per listing growth rate from March 31, 2012 to March 31, 2013. Average revenue per listing for subscriptions only, excluding the impact of foreign exchange rates and lower revenue per listing for pay-for-performance listings, grew 13.5% in the first quarter of 2013 as compared to the first quarter of 2012.

Adjusting for the impact of consolidated listings and new bundled listings on the number of paid listings, our average revenue per listing would have been $359 in the three months ended March 31, 2013, or an increase of 11.5%. Excluding the impact of foreign exchange rates and lower revenue per listing for pay-for-performance listings, and adjusting for the impact of consolidated listings and new bundled listings, our average revenue per subscription listing only would have been $384 in three months ended March 31, 2013 as compared to $348 in three months ended March 31, 2012, or an increase of 10.3%.

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

Renewal Rate. Renewal of paid subscription listings is a key driver of revenue for our business. Also, we track renewal rate in order to understand and improve upon the satisfaction of our property owners and managers and to help us more accurately estimate our future revenue and cash flows. While our overall renewal rate decreased from 77.0% in the first quarter of 2012 to 73.6% in the first quarter of 2013, renewal rates vary among our websites and can fluctuate due to a variety of factors, including customer satisfaction, changes in our processes associated with renewal activity, such as the introduction of automatic renewal, and general market conditions.

Our renewal rate, after adjusting for the impact of consolidated and bundled listings, decreased from 77.0% at March 31, 2012 to 74.9% at March 31, 2013. This decline of 2.1% is primarily due to the inclusion of our Australian site, HomeAway.com.au, in the calculation for the first quarter of 2013; a decline in the renewal rates at Abritel.fr, one of our French websites, due largely to the migration of Abritel.fr to our global technology platform in the third quarter of 2011, which resulted in a change in renewal options for property owners and managers; the removal of listings for a large single account in the United Kingdom due to quality and performance concerns associated with the listings; and declines seen as a result of substantial product changes made during 2012 on VRBO.com in the United States. Our sequential quarterly renewal rates, after adjusting for the impacts of consolidated listings and bundled listings, increased from 74.4% at December 31, 2012 to 74.9% at March 31, 2013.

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

Visits to websites increased by 29.7% in the first quarter of 2013 as compared to the first quarter of 2012. During the fourth quarter of 2012, we began using a different tool for the measurement of visits to certain of our websites. On a comparable basis, we estimate that visits to websites would have increased by 22.1% for the first quarter of 2013 as compared to the first quarter of 2012 if we had been using the same tools during both reporting periods.

Key Components of Our Results of Operations

Revenue

We derive most of our revenue from paid listings from our property owners and managers. Our customers generally pay for their listings at the beginning of the listing term, and revenue is recognized monthly over the term of the listing, which is generally one year. We offer pay-for-performance listings to professional managers, which represented 1.2% and 1.7% of our revenue in the three months ended March 31, 2013 and 2012, respectively. This offering is generally taken when a property manager has a marketing budget that is allocated over many managed properties. They can elect to list more properties and pay us each month for the number of inquiries that are generated.

A major source of new property listings has been our inside sales organization, which targets larger professional managers. We also generate new listings from search engines such as Google, where property owners and managers search to find vacation rental listings websites. In addition, word-of-mouth referrals, primarily from existing property owners and managers that have been successful in renting their vacation rentals or travelers who have been successful in finding a property to rent using our websites, are another source for new listings.

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

Costs and Expenses

A large component of our costs and expenses consists of personnel costs. Personnel costs include salaries, benefits, bonuses and related expenses, including stock-based compensation. We grew from 1,010 employees at March 31, 2012 to 1,308 at March 31, 2013. We expect that personnel costs will be higher in absolute dollars in 2013 than in 2012 based on an expected increase in the number of employees in 2013.

Cost of Revenue. Cost of revenue consists of customer service personnel and web-hosting personnel costs, merchant fees charged by credit card processors, costs associated with the hosting of our websites, costs associated with payments and reserves under our Carefree Rental Guarantee and depreciation costs. Personnel costs include salaries, benefits, bonuses and related expenses, including stock-based compensation. To the extent that the number of paid listings on our marketplace grows and as we add more features to our websites, we intend to invest additional resources in customer service systems and personnel. Our customer service personnel help our property owners and managers use our websites to list their properties, answer their questions, and perform listing reviews and other processes as a part of our efforts to ensure quality, trust and security. Our customer service personnel also help travelers use our websites to book their travel and answer their questions. Our merchant fees are based on a contractual rate per transaction and will increase in absolute dollars as sales of listings increase, but for 2013 we expect our merchant fees to remain relatively constant and commensurate with 2012 levels, as a percentage of revenue. In general, as we add more features and functionality to our websites and anticipate an increase in the number of travelers accessing our websites, we will increase our spending on hardware and software required for hosting. We expect these additional costs to cause our cost of revenue to increase both in absolute dollars and slightly as a percentage of revenue in 2013 as compared to 2012.

We view the operation of our websites as a foundation upon which different revenue streams are generated. Cost of revenue, as described above, which includes the cost of customer service personnel, web hosting and merchant fees, directly supports our listing revenue, which was 16.7% and 16.4% of total revenue in the three months ended March 31, 2013 and 2012, respectively. These same expenses support the overall operation of our websites and therefore our other revenue. There are no other material distinct costs of revenue for any period presented. The reporting of cost of revenue as one category in our consolidated financial statements is consistent with the manner in which we manage our business.

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

Sales and Marketing. Sales and marketing expenses consist primarily of amounts paid for pay-per-click, or PPC, online display advertising, broad reach advertising, personnel costs for our marketing, search engine optimization, or SEO, sales staff, and consulting and other services firms fees, expenses associated with email marketing programs, and public relations expenses and depreciation. We utilize PPC advertising primarily to increase the number of travelers to our websites who are seeking properties in specific geographical areas in order to increase the number of inquiries regarding vacation rentals. Our sales and marketing team also focuses on increasing the placement of our websites in search rankings on Google, Bing and other search engines, which results in owner, manager and traveler acquisition at relatively little incremental expense. We intend to significantly increase our sales expense to drive additional listing sales to professional property managers and increase marketing efforts to support our new products, increase the traffic to our websites and increase overall brand awareness. We expect our sales and marketing expenses to increase in absolute dollars, but decline as a percentage of revenue in 2013 as compared to 2012.

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

Amortization

Due to our historical acquisitions, we have recorded identifiable intangible assets, which are being amortized over their estimated useful lives. As a result, our amortization expense has grown as we have made acquisitions. We perform annual impairment testing of goodwill and indefinite-lived intangible assets, or whenever events or circumstances indicate that impairment may have occurred. Due to our website network and brand consolidation efforts, we began amortizing certain indefinite-lived intangible assets in the second quarter of 2012, which previously had not been amortized. This change in estimate, along with amortization from the impact of our acquisition of Top Rural S.L., or Toprural, in April 2012, will result in increased amortization expense, offset by decreases as certain intangible assets become fully amortized. We expect our amortization expenses to decrease in absolute dollars in 2013 as compared to 2012, as well as decrease as a percentage of revenue in 2013. Amortization expense will depend on our future acquisition activity.

Other Income (Expense)

Interest expense is offset by interest earned on our excess cash, which is invested in short-term instruments. At March 31, 2013, we had operations in the United States, the United Kingdom, Germany, France, Spain, Brazil, Australia and Switzerland. As a result of operating in multiple countries, we incur gains and losses on foreign currency transactions, primarily related to the valuation of intercompany loans and short-term advances.

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

Historically, we have generated most of our current taxable income outside of the United States due to net operating loss carryforwards available for utilization in the United States. However, in 2013 we expect to utilize most of our available U.S. NOL carryforward. In the remainder of 2013, we expect to pay corporate income taxes associated with our operations in the United

Kingdom, France, Germany, Spain, Brazil and Colombia, as well as certain states within the United States. We will continue to expand our business outside of the United States, in which case, we will become subject to further taxation based on foreign statutory tax rates in those jurisdictions where we operate, and our effective tax rate may fluctuate as a result.

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

Our significant accounting policies are described in Note 2 to the accompanying condensed consolidated financial statements included, and, of those policies, we believe that the accounting policies listed below involve the greatest degree of complexity and exercise of judgment by our management. The methods, estimates and judgments that we use in applying our accounting policies have a significant impact on our results of operations particularly in the areas of business combination and taxes. Accordingly, we believe the policies listed below are the most critical for understanding and evaluating our financial condition and results of operations. These critical accounting policies are:

•	Revenue recognition;

•	Business combinations;

•	Stock-based compensation; and

•	Income taxes.

A description of our critical accounting policies that involve significant management judgments appears in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2013 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.”

Results of Operations

The following table presents our operating results and our operating results as a percentage of revenue for the periods indicated:

	Three Months Ended March 31,
	2013	2012
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue:
Listing	$66,831	$53,968
Other	12,633	10,135

Total revenue	79,464	64,103
Costs and expenses:
Cost of revenue (exclusive of amortization shown separately below)	13,281	10,532
Product development	12,399	9,702
Sales and marketing	26,367	24,734
General and administrative	16,049	12,837
Amortization expense	3,180	2,448

Total costs and expenses	71,276	60,253

Operating income	8,188	3,850
Other income (expense):
Interest income	243	169
Other income (expense)	(1,591)	(728)

Total other income (expense)	(1,348)	(559)

Income before income taxes	6,840	3,291
Income tax expense	(1,545)	(890)

Net income	$5,295	$2,401

Net income per share:
Basic and diluted	$0.06	$0.03

Weighted average number of shares outstanding
Basic	83,940	81,353
Diluted	86,492	84,500

	Three Months Ended March 31,
	2013	2012
Consolidated Statements of Operations as a Percentage of Revenue:
Revenue:
Listing	84.1%	84.2%
Other	15.9	15.8

Total revenue	100.0	100.0
Costs and expenses:
Cost of revenue (exclusive of amortization shown separately below)	16.7	16.4
Product development	15.6	15.1
Sales and marketing	33.2	38.6
General and administrative	20.2	20.0
Amortization expense	4.0	3.8

Total costs and expenses	89.7	94.0

Operating income	10.3	6.0
Other income (expense):
Interest income	0.3	0.3
Other income (expense)	(2.0)	(1.1)

Total other income (expense)	(1.7)	(0.9)

Income before income taxes	8.6	5.1
Income tax expense	(1.9)	(1.4)

Net income	6.7%	3.7%

Comparison of the Three Months Ended March 31, 2013 and 2012

Revenue

	Three Months Ended March 31,
	2013		2012		Change
Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Listing	$66,831	84.1%	$53,968	84.2%	$12,863	23.8%
Other	12,633	15.9	10,135	15.8	2,498	24.6

Total	$79,464	100.0%	$64,103	100.0%	$15,361	24.0%

	Three Months Ended March 31,
	2013		2012		Change
Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
United States	$49,564	62.4%	$40,166	62.7%	$9,398	23.4%
International	29,900	37.6	23,937	37.3	5,963	24.9

Total	$79,464	100.0%	$64,103	100.0%	$15,361	24.0%

Revenue was $79.5 million in the three months ended March 31, 2013, compared to $64.1 million in the three months ended March 31, 2012, an increase of $15.4 million, or 24.0%. Our U.S. revenue was $49.6 million, or 62.4% of our total revenue, during the first quarter of 2013, compared to $40.2 million, or 62.7% of our total revenue, in the same quarter during 2012.

While our overall revenue growth rate for the three months ended March 31, 2013 was 24.0%, our organic revenue growth rate was 21.7%, mainly due to the acquisition of Toprural in April 2012 that was not included in our organic revenue growth rate. We consider growth to be organic if generated from businesses that we have owned for at least 12 months.

Listing Revenue

Our core listing business revenue increased by $12.9 million, or 23.8%, in the three months ended March 31, 2013 as compared to the three months ended March 31, 2012, primarily due to an increased number of new listings and an increase in revenue per listing. Paid listings increased from 699,088 at March 31, 2012 to 742,299 at March 31, 2013, an increase of 6.2%. Paid listings increased as more owners became aware of our marketplace and as we increased our efforts to increase listings from professional property managers. In addition, we added approximately 12,000 listings in Spain as part of our purchase of Toprural. Our average revenue per listing was $368 in the three months ended March 31, 2013 compared to $322 in the three months ended March 31, 2012, an increase of $46, or 14.3%. The increase was due to base price increases made for certain brands as well as the introduction of tiered pricing on five of our websites, offset by a reduction in average revenue per listing as a result of lower average revenue per listing of our Australian listings.

Other Revenue

Other revenue increased by $2.5 million, or 24.6%, in the three months ended March 31, 2013 compared to the three months ended March 31, 2012. Revenue from products focused on travelers, such as property damage protection and trip insurance and the Carefree Rental Guarantee, generated increased revenue of $1.3 million in the three months ended March 31, 2013 compared to the three months ended March 31, 2012. Revenue from our owner reservation tool and the related merchant bank credit card royalties increased by $522,000 in the three months ended March 31, 2013 compared to the three months ended March 31, 2012.

Revenue Growth in Constant Currency

We invoice and collect payments in the Euro, the British Pound, the Brazilian Reis and the Australian Dollar in their respective regions. As a result, our total revenue is affected by changes in the value of the U.S. Dollar relative to these other currencies. In order to provide a comparable framework for assessing how our business performed excluding the effect of foreign currency fluctuations, management analyzes year-over-year revenue growth on a constant currency basis. Since we operate with the U.S. Dollar as our functional currency, we calculate constant currency on revenue recognized during the current period that was originally booked in currencies other than the U.S. Dollar by comparing the exchange rates used to recognize revenue in the current period against the exchange rates used to recognize revenue in the comparable prior period.

In the three months ended March 31, 2013, the year-over-year growth in listing revenue measured on a constant currency basis was 24.1%, compared with 23.8% as reported. The year-over-year growth in total revenue in the three months ended March 31, 2013 measured on a constant currency basis was 24.2%, compared with 24.0% as reported.

Cost of Revenue

	Three Months Ended March 31,
	2013		2012		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Cost of revenue	$13,281	16.7%	$10,532	16.4%	$2,749	26.1%

Cost of revenue was $13.3 million in the three months ended March 31, 2013, compared to $10.5 million in the three months ended March 31, 2012, an increase of $2.7 million, or 26.1%. A large part of the increase was due to a $1.9 million increase in salaries, benefits, bonuses and related expenses, including non-cash stock-based compensation, for our customer service and web-hosting personnel. At March 31, 2013, we had 88 additional customer support personnel and six additional personnel to support our web-hosting operations compared to the number of our customer service and web-hosting personnel at March 31, 2012. With increased customer service employees as well as increased investment in hosting equipment, we incurred a higher expense for depreciation of computer equipment, furniture and facility leasehold improvements, which increased $375,000, or 23.9%, for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. Other increases included $499,000 in increases in software licenses and maintenance for our corporate systems.

Product Development

	Three Months Ended March 31,
	2013		2012		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Product development	$12,399	15.6%	$9,702	15.1%	$2,697	27.8%
Capitalized software development costs	2,024	2.5	1,259	2.0	765	60.8

Total product and technology costs expensed and capitalized	$14,423	18.2%	$10,961	17.1%	$3,462	31.6%

Product development expense was $12.4 million in the three months ended March 31, 2013, compared to $9.7 million in the three months ended March 31, 2012, an increase of $2.7 million, or 27.8%. A large part of the increase was due to a $3.3 million increase in salaries, benefits, bonuses and related expenses, including non-cash stock-based compensation, offset by an increase in capitalized software costs of $765,000. At March 31, 2013, we had 74 additional employees in product development compared to March 31, 2012. Overall increases in headcount also drove higher facilities and depreciation expense of $247,000 in the three months ended March 31, 2013.

Sales and Marketing

	Three Months Ended March 31,
	2013		2012		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Sales and marketing	$26,367	33.2%	$24,734	38.6%	$1,633	6.6%

Sales and marketing expense was $26.4 million in the three months ended March 31, 2013, compared to $24.7 million in the three months ended March 31, 2012, an increase of $1.6 million, or 6.6%. Salaries, benefits, bonuses and related expenses, including non-cash stock-based compensation, increased $2.5 million due primarily to an increase in the number of our employees. At March 31, 2013, we had 91 additional employees in sales and marketing compared to March 31, 2012. Overall increases in headcount also drove higher facilities and depreciation expense of $325,000. Other increases included $471,000 from contracting and travel expenses. In addition, direct marketing expenses decreased by $1.6 million due to the shift from television advertising to pay-per-click and online display advertising.

General and Administrative

	Three Months Ended March 31,
	2013		2012		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
General and administrative	$16,049	20.2%	$12,837	20.0%	$3,212	25.0%

General and administrative expense was $16.0 million in the three months ended March 31, 2013, compared to $12.8 million in the three months ended March 31, 2012, an increase of $3.2 million, or 25.0%. A large part of the increase was due to a $2.1 million increase in salaries, benefits, bonuses and related expenses, including non-cash stock-based compensation. At March 31, 2013, we had 39 additional employees and executives in operations, finance, human resources, legal and various information technology areas compared to the number of operations, finance, human resources, legal and various IT personnel at March 31, 2012. Other increases included $397,000 of expense related to estimated claims under the Basic Rental Guarantee offered to travelers and $531,000 in equipment expense.

Amortization

	Three Months Ended March 31,
	2013		2012		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Amortization expense	$3,180	4.0%	$2,448	3.8%	$732	29.9%

Amortization expense was $3.2 million in the three months ended March 31, 2013, compared to $2.4 million in the three months ended March 31, 2012, an increase of $732,000, or 29.9%. Increases in amortization expense in the three months ended March 31, 2013 compared to the three months ended March 31, 2012 included $576,000 as a result of amortizing certain previously indefinite-lived intangible assets and $390,000 due to the addition of identifiable intangible assets from our acquisition of Toprural in 2012. These increases were partially offset by a decrease of $327,000 in our amortization expense resulting from certain intangible assets from prior acquisitions becoming fully amortized.

Other Income (Expense)

	Three Months Ended March 31,
	2013		2012		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Other income (expense)	$(1,348)	(1.7)%	$(559)	(0.9)%	$(789)	141.1%

Other income (expense) includes approximately $1.5 million in losses from foreign currency related transactions in the three months ended March 31, 2013, compared to losses of $751,000 in the three months ended March 31, 2012. These losses consist primarily of the re-measurement of intercompany loans and other assets and liabilities denominated in foreign currencies, including gains/losses recognized on forward contracts. These losses were partially offset by interest income of $243,000 in the three months ended March 31, 2013, compared to $169,000 in in the three months ended March 31, 2012.

Income Taxes

	Three Months Ended March 31,
	2013		2012		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Income tax expense	$1,545	1.9%	$890	1.4%	$655	73.6%

Our income tax expense was $1.5 million for the three months ended March 31, 2013, compared to $0.9 million for the three months ended March 31, 2012. The expense in the three months ended March 31, 2013 is primarily due to tax expense of $3.3 million determined using our estimated annual effective tax rate of 47.6% offset by certain items booked discretely in the three months ended March 31, 2013, including a benefit of $1.3 million due to disqualifying dispositions of incentive stock options, a benefit of $0.6 million related to the retroactive extension of the federal research and experimentation tax credit to January 1, 2012 and $0.5 million of expense related to a prior period that was deferred and recognized in the current period. The estimated annual effective tax rate at March 31, 2013 differed from the statutory rate primarily due to the benefit of disqualifying dispositions of incentive stock options, which is partially offset by non-deductible stock compensation charges, state taxes, the effect of different statutory tax rates in foreign jurisdictions and the federal research and experimentation tax credit.

The expense in the three months ended March 31, 2012 is primarily due to tax expense of $1.8 million determined using our estimated annual effective tax rate of 55.2% offset by a benefit of $0.9 million due to a disqualifying dispositions of incentive stock options booked discretely in the three months ended March 31, 2012. The estimated annual effective tax rate at March 31, 2012 differed from the statutory rate primarily due to non-deductible stock-based compensation charges, state taxes and the effect of different statutory tax rates in foreign jurisdictions.

The federal research and experimentation tax credit was extended on January 2, 2013 by the signing of the American Taxpayer Relief Act of 2012, or the ‘Act’. The Act retroactively extended this tax credit from January 1, 2012 through December 31, 2013. Because the Act was enacted during 2013, an income tax benefit of $0.6 million related to the 2012 research and experimentation tax credit is reflected as a discrete item in our results of operations for the quarter ended March 31, 2013.

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

The following table presents a reconciliation of net income to Adjusted EBITDA (in thousands):

	Three Months Ended March 31,
	2013	2012
Net income	$5,295	$2,401
Add:
Depreciation and amortization	6,224	4,903
Stock-based compensation	7,456	5,198
Interest income	(243)	(169)
Foreign exchange expense	1,535	751
Income tax expense	1,545	890

Adjusted EBITDA	$21,812	$13,974

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

The following table presents a summary of cash flows and a reconciliation of cash flows from operating activities to free cash flows (in thousands):

	Three Months Ended March 31,
	2013	2012
Cash provided by operating activities	$37,481	$33,360
Excess tax benefit from stock-based compensation	1,358	603
Capital expenditures	(5,505)	(5,809)

Free cash flow	$33,334	$28,154

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

The following table presents a reconciliation of net income to pro forma net income (in thousands):

	Three Months Ended March 31,
	2013	2012
Net income	$5,295	$2,401
Add:
Stock-based compensation	7,456	5,198
Amortization expense	3,180	2,448
Related tax effect	(3,723)	(2,676)

Pro forma net income	$12,208	$7,371

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

Supplemental Financial Information

The following tables present stock-based compensation and depreciation included in the respective line items in our Consolidated Statements of Operations (in thousands):

	Three Months Ended March 31,
	2013	2012
Stock-based compensation:
Cost of revenue	$845	$416
Product development	1,727	1,231
Sales and marketing	1,608	1,270
General and administrative	3,276	2,281

Total	$7,456	$5,198

	Three Months Ended March 31,
	2013	2012
Depreciation:
Cost of revenue	$1,023	$819
Product development	684	549
Sales and marketing	944	766
General and administrative	393	321

Total	$3,044	$2,455

Liquidity and Capital Resources

From our incorporation in 2004 until March 31, 2013, we financed our operations and acquisitions primarily through private placements of our capital stock and bank borrowings, which have been fully repaid, our initial public offering in July 2011, which generated net proceeds of approximately $146.2 million, after deducting underwriting discounts and other expenses incurred for the sale of our common stock, and from cash flows from operations. As of March 31, 2013, our cash, cash equivalents and short-term investments totaled $314.4 million, compared to $269.8 million at December 31, 2012. At March 31, 2013, this amount included assets held in certain of our foreign operations totaling approximately $64.0 million. If these assets were distributed to the U.S., we may be subject to additional U.S. taxes in certain circumstances (subject to an adjustment for foreign tax credits) and foreign withholding taxes. We actively monitor the third-party depository institutions and money market funds that hold these assets, primarily focusing on the safety of principal and secondarily maximizing yield on these assets. We diversify our cash and cash equivalents and investments among various financial institutions and money market funds in order to reduce our exposure should any one of these financial institutions or money market funds fail or encounter difficulties. To date, we have not experienced any material loss or lack of access to our invested cash, cash equivalents or short-term investments; however, we can provide no assurances that access to our invested cash, cash equivalents or short-term investments will not be impacted by adverse conditions in the financial markets. We have funds in our operating accounts that are deposited with third party financial institutions. These balances in the U.S. may exceed the Federal Deposit Insurance Corporation (FDIC) insurance limits. While we monitor the cash balances in our operating accounts, these cash balances could be adversely impacted if the underlying financial institutions fail and could be subject to other adverse conditions in the financial markets.

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Consolidated Statements of Cash Flow Data:
Net cash provided by operating activities	$37,481	$33,360
Net cash used in investing activities	(58,421)	(4,670)
Net cash provided by financing activities	20,897	11,540
Effect of exchange rate changes on cash	(2,189)	990

Net (decrease) increase in cash and cash equivalents	(2,232)	41,220
Cash and cash equivalents at beginning of period	189,478	118,208

Cash and cash equivalents at end of period	$187,246	$159,428

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $37.5 million in the three months ended March 31, 2012 compared to $33.4 million in the comparable prior year period, representing an increase of $4.1 million, or 12.4%.

A key driver of our cash from operations is the upfront collection of fees for new and renewed listing subscriptions. In the three months ended March 31, 2013, cash was generated primarily through an increase in new and renewed listing subscriptions, resulting in higher upfront collection of listing fees and increased deferred revenue of $22.3 million. During the three months ended March 31, 2013, we generated net income of $5.3 million. Included in our net income was depreciation expense of $3.0 million, amortization expense of $3.2 million, non-cash stock-based compensation of $7.5 million and an increase in non-cash deferred income taxes of $1.2 million. Net income, excluding these non-cash reductions, contributed $20.2 million to cash provided by operating activities.

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

Net Cash Used in Investing Activities

Net cash used in investing activities was $58.4 million in the three months ended March 31, 2013 compared to $4.7 million in the comparable period in the prior year, representing an increase of $53.8 million. Our investing activities reflect acquisitions we have made as well as capital expenditures and changes in our short-term investments. We may have acquisitions in the future that could have a material impact on our cash flows and operations.

During the three months ended March 31, 2013, capital expenditures were $5.5 million and included $2.0 million in capitalized software development costs. Purchases of short-term investments, net of proceeds received from the sale of short-term investments, were $47.7 million and cash outflows related to the net settlement of foreign currency forwards were $1.3 million. We also increased our minority stake in a privately-held company in China for $3.7 million.

During the three months ended March 31, 2012, capital expenditures were $5.8 million and included $1.3 million in capitalized software development costs. Proceeds received from the sale of short-term investments, net of purchases of short-term investments, were $2.2 million and cash outflows related to the net settlement of foreign currency forwards were $1.3 million.

As our business expands, we expect to continue to invest in new computers and software for employees, for product development and to support the hosting of our websites. As we expand our facilities, we intend to purchase furniture and fixtures and invest in leasehold improvements. Our planned capital expenditures are not expected to exceed $21.0 million in 2013.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $20.9 million in the three months ended March 31, 2013 compared to $11.5 million in the comparable prior year period, representing an increase of $9.4 million.

Cash provided by financing activities in each of the three months ended March 31, 2013 and 2012 was primarily comprised of proceeds from the exercise of stock options to purchase common stock. Additionally, in the periods ended March 31, 2013 and 2012, approximately $1.4 million and $603,000 of cash provided was related to excess tax benefits from stock-based compensation, respectively.

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

As of March 31, 2013, we have 135,000 Euros held in restricted cash to protect the bank from default on credit cards used in our operations and 200,000 Swiss francs in restricted cash to support a bank guarantee related to our European headquarters lease in Geneva, Switzerland. As we enter into new leases and as we make changes to our credit card merchants and acquiring banks, we may have increases to restricted cash and deposits.

As of March 31, 2013, we have reserved $6.0 million for uncertain tax positions, including interest and penalties. We are unable to make a reasonably reliable estimate as to when or if cash settlement with taxing authorities will occur. For additional information regarding uncertain tax positions, see Note 11 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of our Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

During the three month periods ended March 31, 2013, we did not, and we do not currently, have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Pronouncements

See Note 2 in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, for a full description of recent accounting pronouncements which is incorporated herein by reference.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Foreign currency exchange risk. We have subsidiaries in the United Kingdom, France, Germany, Switzerland, The Netherlands, Spain, Australia, Brazil, Colombia and Thailand. Our subsidiaries generally use the local currency as their functional currency, which we translate into U.S. dollars for consolidation.

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates involving the Euro, the British pound, the Brazilian Reais, the Swiss Franc and the Australian dollar. We currently enter into forward contracts to hedge fluctuations in the value of certain intercompany debt denominated in foreign currencies but do not enter into any other derivative financial instruments for trading or speculative purposes. Fluctuations in currency exchange rates could harm our business in the future. Because we conduct a significant and growing portion of our business outside the United States but report our results in U.S. dollars, we face exposure to adverse movements in currency exchange rates, which may cause our revenue and operating results to differ materially from expectations. In addition, the results of operations of many of our internationally focused websites are exposed to foreign exchange rate fluctuations as the financial results of the applicable subsidiaries are translated from the local currency into U.S. dollars upon consolidation. A decline in the U.S. dollar relative to foreign currencies would increase our non-U.S. revenue and improve our operating results. Conversely, if the U.S. dollar strengthens relative to foreign currencies, our revenue and operating results would be adversely affected. The effect of an immediate 10% adverse change in exchange rates on foreign denominated cash and receivables as of March 31, 2013, would result in a loss of approximately $0.7 million and a reduction in value on the balance sheet of approximately $7.3 million.

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

We have a non-controlling equity investment in a privately-held company in China. Since our ownership interest is less than 20% and we do not have the ability to exert significant influence, we account for this non-marketable equity investment using the cost method of accounting. As of March 31, 2013, the carrying value of this investment was $10.1 million.

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As our operations have expanded, we have acquired businesses or established offices around the world. As of March 31, 2013, we maintained offices in the United States, France, the United Kingdom, Germany, Brazil, Switzerland, Spain, Australia and Colombia and operate websites in several additional countries. We have limited operating and e-commerce experience in many foreign jurisdictions and are making significant investments to build our international operations. We plan to continue our efforts to expand globally, including the acquisition of international businesses and establishment of foreign offices in jurisdictions where we do not currently operate. Managing a global organization is difficult, time consuming and expensive and any international expansion efforts that we may undertake may not be successful. In addition, conducting international operations subjects us to risks that we generally do not face in the United States. These risks include:

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

Since our inception, we have experienced rapid growth. As our operations have expanded, we have grown from 87 employees at December 31, 2005 to 1,308 employees at March 31, 2013, of whom 504 were located outside the United States. Our business is becoming increasingly complex, especially in light of the continued rapid evolution of our industry and e-commerce, our relatively limited operating history and our reliance on multiple websites throughout the world. This complexity and our rapid growth have demanded, and will continue to demand, substantial resources and attention from our management. We expect to continue to increase headcount and to hire more specialized personnel in the future as we grow our business. We will need to continue to hire, train and manage additional qualified website developers, software engineers, client and account services personnel, and sales and marketing staff and improve and maintain our technology to properly manage our growth. If our new hires perform poorly, if we are unsuccessful in hiring, training, managing and integrating these new employees or if we are not successful in retaining our existing employees, our business may be harmed.

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

Because we conduct a significant portion of our business outside the United States but report our results in U.S. dollars, we face exposure to adverse movements in currency exchange rates, which may cause our revenue and operating results to differ materially from expectations. In addition, the results of operations of many of our internationally focused websites are exposed to foreign exchange rate fluctuations as the financial results of the applicable subsidiaries are translated from the local currency into U.S. dollars upon consolidation. A decline in the U.S. dollar relative to foreign currencies would increase our non-U.S. revenue, when translated into U.S. dollars. Conversely, if the U.S. dollar strengthens relative to foreign currencies, our revenue would be adversely affected. Our operating results could be negatively impacted depending on the amount of expense denominated in foreign currencies. Revenue in the three months ended March 31, 2013 was negatively impacted by foreign currency translation of approximately $123,000, while revenue in the three months ended March 31, 2012 was negatively impacted by foreign currency translation of approximately $887,000. As exchange rates vary, revenue, cost of revenue, operating expenses and other operating results, when translated, may differ materially from expectations. In addition, our revenue and operating results are subject to fluctuation if our mix of U.S. and foreign currency denominated transactions and expenses changes in the future. In addition, we maintain intercompany loans and payables which are subject to translation losses due to foreign exchange fluctuation. We may enter into hedging arrangements in order to manage foreign currency exposure but such activity may not completely eliminate fluctuations in our operating results.

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

As of March 31, 2013, we had six patent applications and no issued patents. Any future patents issued to us may be challenged, invalidated or circumvented, may not provide sufficiently broad protection or may not prove to be enforceable in actions against alleged infringers. Furthermore, effective patent, trademark, copyright and trade secret protection may not be available in every country in which our products are available over the Internet. In addition, the legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain and still evolving.

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

As of March 31, 2013, our executive officers, directors, current five percent or greater stockholders and affiliated entities together beneficially own approximately 37.9% of our common stock outstanding. As a result, these stockholders, acting together, may be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership could limit other stockholders’ ability to influence corporate matters and may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if such a change of control would benefit our other stockholders. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders.

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

There have been no material changes in the planned use of proceeds from the Company’s IPO from that described in the final prospectus filed with the SEC pursuant to Rule 424(b) on June 28, 2011. With the proceeds of the offering, the Company redeemed its outstanding shares of Series A and B preferred stock for $65.1 million, as well as paid in full all accrued but unpaid dividends on its outstanding shares of Series C preferred stock, which totaled $32.9 million. In addition, during the year ended December 31, 2012, the Company invested $16.1 million, net of cash acquired, for the acquisition of Top Rural S.L. in Spain and $6.4 million for a non-controlling equity investment in a private company in China. During the three months ended March 31, 2013, the Company invested an additional $3.7 million for a further non-controlling equity investment in the same private company in China.

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

HOMEAWAY, INC.

Dated: April 30, 2013	By:	/s/ Lynn Atchison
Lynn Atchison
Chief Financial Officer and Secretary

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation, as currently in effect	S-1	333-172178	3.2	March 11, 2011

3.2	Amended and Restated Bylaws, as currently in effect	S-1	333-172178	3.4	March 11, 2011

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Furnished herewith.
**	XBRL information is furnished and not filed or part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections.