Form 10-Q
period 2013-06-30
HOMEAWAY INC
filed 2013-07-31
CIK 1366684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date.

Class	Outstanding at July 23, 2013
Common Stock, $0.0001 par value per share	85,255,889

HomeAway, Inc.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

HomeAway, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except for share and per share information)

(unaudited)

	June 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$181,879	$189,478
Short-term investments	154,417	80,330
Accounts receivable, net of allowance for doubtful accounts of $669 and $633 as of June 30, 2013 and December 31, 2012, respectively	18,549	16,343
Income tax receivable	1,702	775
Prepaid expenses and other current assets	7,137	7,312
Restricted cash	176	284
Deferred tax assets	5,364	5,425

Total current assets	369,224	299,947
Property and equipment, net	37,048	32,901
Goodwill	308,591	312,412
Intangible assets, net	53,605	59,727
Restricted cash	554	230
Deferred tax assets	1,633	1,807
Other non-current assets	18,778	15,651

Total assets	$789,433	$722,675

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,279	$6,613
Income tax payable	593	11,137
Accrued expenses	33,550	33,856
Deferred revenue	154,988	126,351

Total current liabilities	194,410	177,957
Deferred revenue, less current portion	2,491	2,879
Deferred tax liabilities	15,754	17,615
Other non-current liabilities	8,522	7,191

Total liabilities	221,177	205,642

Commitments and contingencies (Note 5)
Stockholders’ equity
Common stock: $0.0001 par value; 350,000,000 shares authorized; 85,202,582 and 83,441,153 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	9	8
Additional paid-in capital	664,497	618,700
Accumulated other comprehensive loss	(10,790)	(5,450)
Accumulated deficit	(85,460)	(96,225)

Total stockholders’ equity	568,256	517,033

Total liabilities and stockholders’ equity	$789,433	$722,675

The accompanying notes are an integral part of these financial statements.

HomeAway, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except for per share information)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue:
Listing	$73,264	$60,241	$140,095	$114,209
Other	13,344	11,375	25,977	21,510

Total revenue	86,608	71,616	166,072	135,719
Costs and expenses:
Cost of revenue (exclusive of amortization shown separately below)	13,845	11,295	27,126	21,827
Product development	14,441	10,324	26,840	20,026
Sales and marketing	28,867	24,074	55,234	48,808
General and administrative	18,069	14,652	34,118	27,489
Amortization expense	2,995	3,282	6,175	5,730

Total costs and expenses	78,217	63,627	149,493	123,880

Operating income	8,391	7,989	16,579	11,839
Other income (expense):
Interest income	299	240	542	409
Other income (expense)	66	(1,582)	(1,525)	(2,310)

Total other income (expense)	365	(1,342)	(983)	(1,901)

Income before income taxes	8,756	6,647	15,596	9,938
Income tax expense	(3,286)	(3,791)	(4,831)	(4,681)

Net income	$5,470	$2,856	$10,765	$5,257

Net income per share:
Basic	$0.06	$0.03	$0.13	$0.06
Diluted	$0.06	$0.03	$0.12	$0.06

Weighted average number of shares outstanding:
Basic	84,920	82,262	84,482	81,816
Diluted	87,647	84,737	87,183	84,638

The accompanying notes are an integral part of these financial statements.

HomeAway, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$5,470	$2,856	$10,765	$5,257
Other comprehensive income (loss):
Foreign currency translation adjustments (net of $0 tax)	(324)	(3,900)	(4,743)	(2,224)
Unrealized gain (loss) on short-term investments (net of $0 tax)	(495)	(123)	(597)	139

Total other comprehensive income (loss)	(819)	(4,023)	(5,340)	(2,085)

Comprehensive income (loss)	$4,651	$(1,167)	$5,425	$3,172

The accompanying notes are an integral part of these financial statements.

HomeAway, Inc.

Consolidated Statement of Changes in Stockholders’ Equity

(In thousands)

(unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2012	83,441	$8	$618,700	$(5,450)	$(96,225)	$517,033
Issuance of stock under Company plans, net of shares withheld for taxes	1,762	1	23,960	—	—	23,961
Stock-based compensation	—	—	17,592	—	—	17,592
Excess tax benefits related to employee stock options	—	—	4,245	—	—	4,245
Other comprehensive loss	—	—	—	(5,340)	—	(5,340)
Net income	—	—	—	—	10,765	10,765

Balance at June 30, 2013	85,203	$9	$664,497	$(10,790)	$(85,460)	$568,256

The accompanying notes are an integral part of these financial statements.

HomeAway, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities
Net income	$10,765	$5,257
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,357	5,089
Amortization of intangible assets	6,175	5,730
Amortization of premiums on securities and other	1,897	1,149
Stock-based compensation	17,592	12,146
Excess tax benefit from stock-based compensation	(4,245)	(2,530)
Deferred income taxes	(1,695)	(4,594)
Net realized/unrealized foreign exchange loss	257	914
Realized loss on foreign currency forwards	765	705
Changes in operating assets and liabilities, net of assets and liabilities assumed in business combinations:
Accounts receivable	(2,529)	(929)
Income tax receivable	(1,212)	(138)
Prepaid expenses and other assets	2	(6,660)
Accounts payable	(1,570)	1,281
Accrued expenses	1,944	2,531
Income tax payable	(5,883)	6,296
Deferred revenue	29,379	26,418
Other non-current liabilities	1,293	2,274

Net cash provided by operating activities	59,292	54,939

Cash flows from investing activities
Acquisition of businesses, net of cash acquired	(150)	(16,207)
Change in restricted cash	(246)	758
Purchases of intangibles and other assets	(551)	(155)
Purchases of non-marketable equity investment	(3,667)	(6,446)
Purchases of short-term investments	(100,460)	(41,460)
Proceeds from maturities and redemptions of marketable securities	23,880	19,664
Net settlement of foreign currency forwards	(765)	(705)
Purchases of property and equipment	(11,006)	(11,272)

Net cash used in investing activities	(92,965)	(55,823)

Cash flows from financing activities
Proceeds from exercises of options to purchase common stock	23,960	15,772
Excess tax benefit from stock-based compensation	4,245	2,530

Net cash provided by financing activities	28,205	18,302

Effect of exchange rate changes on cash	(2,131)	(925)

Net (decrease) increase in cash and cash equivalents	(7,599)	16,493
Cash and cash equivalents at beginning of period	189,478	118,208

Cash and cash equivalents at end of period	$181,879	$134,701

Cash paid for taxes	$12,116	$5,801

The accompanying notes are an integral part of these financial statements.

HomeAway, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

1. Description of Business

HomeAway, Inc. (the “Company”) operates an online vacation rental property marketplace that enables property owners and managers to market properties available for rental to vacation travelers who rely on the Company’s websites to search for and find available properties. These property owners and managers pay the Company to publish detailed property listings, including photographs, descriptions, location, pricing, availability and contact information. The Company also sells, itself or through third parties, complementary products, including travel guarantees, insurance products and property management software and services. Travelers use the network of websites to search for vacation rentals that meet their desired criteria, including location, size and price. Travelers that find properties that meet their requirements through the Company’s marketplace are able to contact property owners and managers directly by phone or through form-based communication tools on the Company’s websites.

The Company is a Delaware corporation headquartered in Austin, Texas.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of HomeAway, Inc. and its wholly owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, for interim financial reporting and applicable quarterly reporting regulations of the Securities and Exchange Commission, or the SEC. All significant intercompany transactions and balances have been eliminated. In the opinion of the Company’s management, the accompanying interim unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting of normal recurring adjustments and those items discussed in these Notes, necessary for a fair presentation of the Company’s financial position, as of June 30, 2013; results of operations for the three and six months ended June 30, 2013 and June 30, 2012; comprehensive income for the three and six months ended June 30, 2013 and June 30, 2012; cash flows for the six months ended June 30, 2013 and June 30, 2012; and stockholders’ equity for the six months ended June 30, 2013. Certain information and disclosures normally included in the notes to the annual financial statements prepared in accordance with GAAP have been omitted from these interim unaudited condensed consolidated financial statements pursuant to the rules and regulations of the SEC. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2012. Operating results for this interim period are not necessarily indicative of the results that may be expected for the year ending December 31, 2013, or for any other period.

Out of Period Adjustment

During the three months ended June 30, 2013, the Company identified a prior period accounting error related to certain foreign currency hedging instruments which resulted in the understatement of other current assets and other income (expense). This error was not material to any prior period results of operations. Therefore, the Company recorded the error correction in the same quarter it was identified, which increased other income and income before income taxes by approximately $820,000 ($486,000 after tax) during the three months ended June 30, 2013. The cumulative effect had no impact on the results of operations for the six months ended June 30, 2013. The adjustment had no impact on cash flows from operations or total cash flows for the prior or current period.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. These differences could have a material effect on the Company’s future results of operations and financial position. Significant items subject to estimates and assumptions include certain revenue, the allowance for doubtful accounts, the fair value of short-term investments, the carrying amounts of goodwill and other indefinite-lived intangible assets, depreciation and amortization, the valuation of stock options and deferred income taxes.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received during the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To increase the comparability of fair value measures, the following hierarchy prioritizes the inputs to valuation methodologies used to measure fair value:

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

Money Market Funds and Short-Term Investments

The Company’s cash equivalents, restricted cash and short-term investments classified as Level 1 are valued using quoted prices generated by market transactions involving identical assets. Short-term investments classified as Level 2 are valued using non-binding market consensus prices that are corroborated with observable market data; quoted market prices for similar instruments in active markets; or pricing models, such as a discounted cash flow model, with all significant inputs derived from or corroborated with observable market data. The Company did not hold any cash equivalents, restricted cash or short-term investments categorized as Level 3 as of June 30, 2013 or December 31, 2012.

Short-term investments include certificates of deposit, corporate bonds, U.S. government agency bonds and municipal bonds and are classified as available-for-sale and reported at fair value using the specific identification method. Unrealized gains and losses are excluded from earnings and reported as a component of other comprehensive income (loss), net of related estimated tax provisions or benefits. Additionally, the Company periodically assesses whether an other than temporary impairment loss on investments has occurred due to declines in fair value or other market conditions. Declines in fair value considered other than temporary are recorded as an impairment in the consolidated statement of operations. The Company did not record an impairment of its investments for any of the periods presented.

The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued liabilities and deferred revenue approximate fair value because of the relatively short maturity of these instruments.

The following table summarizes the basis used to measure certain financial assets and liabilities at fair value on a recurring basis in the Company’s consolidated balance sheets at June 30, 2013 (in thousands):

	Balance as of June 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents
Money market funds	$98,637	$98,637	$—	$—

Total cash equivalents	98,637	98,637	—	—
Restricted cash
Money market funds	730	730	—	—

Total restricted cash	730	730	—	—
Short-term investments
Certificates of deposit	1,808	—	1,808	—
Corporate bonds	109,563	—	109,563	—
U.S. government agency bonds	1,008	—	1,008	—
Municipal bonds	42,038	—	42,038	—

Total short-term investments	154,417	—	154,417	—

Total financial assets	$253,784	$99,367	$154,417	$—

The following table summarizes the basis used to measure certain financial assets and liabilities at fair value on a recurring basis in the Company’s consolidated balance sheets at December 31, 2012 (in thousands):

	Balance as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents
Money market funds	$136,314	$136,314	$—	$—

Total cash equivalents	136,314	136,314	—	—
Restricted cash
Money market funds	514	514	—	—

Total restricted cash	514	514	—	—
Short-term investments
Certificates of deposit	502	—	502	—
Corporate bonds	66,989	—	66,989	—
U.S. government agency bonds	1,013	—	1,013	—
Municipal bonds	11,826	—	11,826	—

Total short-term investments	80,330	—	80,330	—

Total financial assets	$217,158	$136,828	$80,330	$—

Business Segment

The Company has one operating segment consisting of various products and services related to its online marketplace of accommodation rental listings. The Company’s chief operating decision maker is considered to be the Chief Executive Officer. The chief operating decision maker allocates resources and assesses performance of the business and other activities at the single operating segment level.

Cash and Cash Equivalents

Cash and cash equivalents include investments in money market funds and certificates of deposit that are readily convertible into cash. Cash and cash equivalents are stated at cost, which approximates fair value. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consisted of the following at June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013	December 31, 2012
Demand deposit accounts	$83,242	$53,164
Money market funds	98,637	136,314

Total	$181,879	$189,478

Restricted Cash

Restricted cash of $730,000 and $514,000 at June 30, 2013 and December 31, 2012, respectively, was held in money market funds owned by the Company in conjunction with leased office space and to secure credit card availability and reimbursable direct debits due from the Company.

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

Cash flows from purchases, sales and maturities of available-for-sale securities are classified as cash flows from investing activities and reported gross, including any related premiums or discounts. Premiums related to purchases of available-for-sale securities were $6,435,000 and $1,987,000 during the six months ended June 30, 2013 and 2012, respectively. Fair values are based on quoted market prices. Short-term investments consisted of the following at June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013
	Gross Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Certificates of deposit	$1,811	$—	$(3)	$1,808
Corporate bonds	109,794	69	(300)	109,563
U.S. government agency bonds	1,007	1	—	1,008
Municipal bonds	42,321	5	(288)	42,038

Total short-term investments	$154,933	$75	$(591)	$154,417

	December 31, 2012
	Gross Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Certificates of deposit	$502	$—	$—	$502
Corporate bonds	66,918	116	(45)	66,989
U.S. government agency bonds	1,011	2	—	1,013
Municipal bonds	11,817	9	—	11,826

Total short-term investments	$80,248	$127	$(45)	$80,330

For fixed income securities that have unrealized losses as of June 30, 2013, the Company does not have the intent to sell any of these investments and it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. The Company has evaluated these fixed income securities and determined that no credit losses exist. Accordingly, the Company has determined that the unrealized losses on fixed income securities as of June 30, 2013 were temporary in nature.

The following table summarizes the contractual underlying maturities of the Company’s short-term investments at June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013
	Less than 1 Year	1 to 3 Years	Total
Certificates of deposit	$—	$1,808	$1,808
Corporate bonds	56,634	52,929	109,563
U.S. government agency bonds	1,008	—	1,008
Municipal bonds	7,781	34,257	42,038

Total short-term investments	$65,423	$88,994	$154,417

	December 31, 2012
	Less than 1 Year	1 to 3 Years	Total
Certificates of deposit	$3	$499	$502
Corporate bonds	41,307	25,682	66,989
U.S. government agency bonds	—	1,013	1,013
Municipal bonds	8,249	3,577	11,826

Total short-term investments	$49,559	$30,771	$80,330

Non-marketable Equity Investment

During the six months ended June 30, 2013, the Company invested $3,667,000 for a non-controlling equity interest in a privately-held company in China. As of June 30, 2013, the total carrying value of the Company’s investment in the privately-held company was $10,113,000. The Company’s investment in the privately-held company is reported using the cost method of accounting or marked down to fair value when an event or circumstance indicates an other-than-temporary decline in value has occurred. It was not practicable to estimate the fair value of this asset as of June 30, 2013. No event or circumstance indicating an other-than-temporary decline in value of the Company’s interest in the non-marketable equity investment was identified. This investment is recorded in other non-current assets on the consolidated balance sheets.

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

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Computer equipment and purchased software are generally depreciated over three years. Furniture and fixtures are generally depreciated over five to ten years. Leasehold improvements are depreciated on a straight-line basis over the shorter of the contractual lease period or their estimated useful life. Upon disposal, property and equipment and the related accumulated depreciation are removed from the accounts and the resulting gain or loss is reflected in the statements of operations. Ordinary maintenance and repairs are charged to expense, while expenditures that extend the physical or economic life of the assets are capitalized.

The Company capitalizes certain internally developed software and website development costs. These capitalized costs were approximately $28,076,000 and $23,985,000 at June 30, 2013 and December 31, 2012, respectively, and are included in property and equipment, net, in the balance sheet. Internally developed software costs are generally depreciated over five years.

The Company recorded depreciation expense on internally developed software and website development costs as follows for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Depreciation expense on internally developed software and website development costs	$1,020	$558	$1,752	$1,385

Goodwill and Intangible Assets

Goodwill arises from business combinations and is measured as the excess of the purchase consideration over the sum of the acquisition-date fair values of tangible and identifiable intangible assets acquired, less any liabilities assumed.

Goodwill and intangible assets deemed to have indefinite useful lives, such as certain trade names, are not amortized. Tests for impairment of goodwill and indefinite-lived intangible assets are performed on an annual basis as of October 1, or when events or circumstances indicate that the carrying amount of these assets may not be recoverable.

Circumstances that could trigger an impairment test outside of the annual test include but are not limited to: a significant adverse change in the business climate or legal factors; adverse cash flow trends; an adverse action or assessment by a regulator; unanticipated competition; loss of key personnel; decline in stock price; and the results of tests for recoverability of a significant asset group. The Company determined that no triggering event occurred during any of the periods presented.

For goodwill and indefinite lived intangible assets, the Company completes what is referred to as the “Step 0” analysis, which involves evaluating qualitative factors, including macroeconomic conditions, industry and market considerations, cost factors, and overall financial performance related to its goodwill and its indefinite lived intangible assets. If the Company’s “Step 0” analysis indicates that it is more likely than not that the fair value of a reporting unit or of an indefinite lived intangible asset is less than its carrying amount, the Company would perform a quantitative two-step impairment test. The quantitative analysis compares the fair value of the Company’s reporting unit or indefinite-lived intangible assets to its carrying amount, and an impairment loss is recognized equivalent to the excess of the carrying amount over fair value. If, after assessing the totality of events or circumstances, the Company determines that it is more likely than not that the fair value of a reporting unit or indefinite lived intangible asset exceeds its carrying amount, then the quantitative impairment tests are unnecessary.

The Company’s annual evaluation of goodwill and indefinite-lived intangible assets for impairment was as of October 1, 2012, and the Company determined that the quantitative tests were not necessary.

The determination of whether or not goodwill or indefinite-lived intangible assets have become impaired involves a significant level of judgment. Changes in the Company’s strategy and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of goodwill or intangible assets.

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

The Company generates a significant portion of its revenue from customers purchasing online advertising services related to the listing of their properties for rent, primarily on a subscription basis over a fixed-term. The Company also generates revenue based on the number of traveler inquiries and reservation bookings for property listings on the Company’s websites, local and national Internet display advertisers, license of property management software and ancillary products and services.

Payments for term-based subscriptions received in advance of services being rendered are recorded as deferred revenue and recognized on a straight-line basis over the listing period. Revenue for inquiry-based contracts are determined on a fixed fee-per-inquiry as stated in the arrangement and recognized when the service has been performed.

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

The Company sells gift cards with no expiration date to travelers and does not charge administrative fees on unused cards. There is a portion of the gift card obligation that, based on historical redemption patterns, will not be used by the Company’s customers and is not required to be remitted to relevant jurisdictions, or breakage. At the point of sale, the Company recognizes breakage as deferred revenue and amortizes it over 48 months based on historical redemption patterns. The Company also records commission revenue for each gift card sale over the same 48-month redemption period.

The Company earns commission revenue for reservations made online through its websites, which is calculated as a percentage of the value of the reservation. This revenue is earned as the customers’ refund privileges lapse and is included in other revenue in the consolidated statement of operations.

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

As software is usually sold with maintenance, the amount of revenue allocated to the software license is determined by estimating the fair value of the maintenance and subtracting it from the total invoice or contract amount. Vendor-specific objective evidence, or VSOE, of the fair value of maintenance services is determined by the standard published list pricing for maintenance renewals, as the Company generally charges list prices for maintenance renewals. In determining VSOE, the Company requires that a substantial majority of the selling price for maintenance services fall within a reasonably narrow pricing range. Maintenance and support revenue is recognized ratably over the term of the agreement beginning on the activation date. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met.

Sales of hosted software solutions are generally for a one-year period. Revenue is recognized on a straight-line basis over the contract term. Certain implementation services related to the hosting services are essential to the customer’s use of the hosting services. For sales of these hosting services where the Company is responsible for implementation, the Company recognizes implementation revenue ratably over the estimated period of the hosting relationship, which the Company considers to be three years. Recognition starts once the product has been made available to the customer.

Training and consulting revenue is recognized upon delivery of the training or consulting services to the end customer.

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

The benefits of tax deductions in excess of recognized compensation costs are reported as financing cash inflows, but only when such excess tax benefits are realized by a reduction to current taxes payable.

The following table summarizes the excess tax benefit that the Company recorded for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Excess tax benefit from stock-based compensation	$2,887	$1,927	$4,245	$2,530

This tax benefit has been recorded as additional paid-in capital on the Company’s consolidated balance sheets as of June 30, 2013 and December 31, 2012.

Income Taxes

The Company recognizes income taxes using an asset and liability approach. This approach requires the recognition of deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company’s consolidated financial statements or tax returns. The measurement of deferred taxes is based on provisions of the enacted tax law and the effects of future changes in tax laws or rates are not anticipated. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. Evaluating the need for an amount of a valuation allowance for deferred tax assets requires significant judgment and analysis of the positive and negative evidence available, including past operating results, estimates of future taxable income, reversals of existing taxable temporary differences and the feasibility of tax planning in order to determine whether all or some portion of the deferred tax assets will not be realized. Based on the available evidence and judgment, the Company has determined that it is more likely than not that certain loss carryforwards will not be realized; therefore, the Company has established a valuation allowance for such deferred tax assets to reduce the loss carryforward assets to amounts expected to be utilized.

The Company may be subject to income tax audits by the respective tax authorities in any or all of the jurisdictions in which the Company operates. The Company is currently undergoing an audit at its subsidiary in Germany. Significant judgment is required in determining uncertain tax positions. The Company recognizes the benefit of uncertain income tax positions only if these positions are more likely than not to be sustained. Also, the recognized income tax benefit is measured at the largest amount that is more than 50% likely of being realized. The Company adjusts these reserves in light of changing facts and circumstances, such as the closing of an audit or the refinement of an estimate. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records interest and penalties related to unrecognized tax benefits as a component of income tax expense. The countries in which the Company may be subject to potential examination by tax authorities include the United States, Switzerland, the United Kingdom, Germany, France, Spain, the Netherlands, Brazil, Australia, Colombia, Italy and Thailand.

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

The following table summarizes the foreign currency transaction gain (loss) that the Company recorded for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Foreign currency transaction gain (loss)	$67	$(1,541)	$(1,468)	$(2,292)

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

The Company does not use financial instruments for trading or speculative purposes. The Company recognizes all derivative instruments on the balance sheet at fair value and its derivative instruments are generally short-term in duration. The Company is exposed to the risk that counterparties to derivative contracts may fail to meet their contractual obligations. Derivative contracts outstanding were not material as of June 30, 2013 or December 31, 2012.

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

In July 2013, the FASB issued new accounting guidance that requires that unrecognized tax benefits be classified as an offset to deferred tax assets to the extent of any net operating loss carryforwards, similar tax loss carryforwards, or tax credit carryforwards available at the reporting date in the applicable tax jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position. An exception would apply if the tax law of the tax jurisdiction does not require the Company to use, and it does not intend to use, the deferred tax asset for such purpose. This guidance will have no impact to the Company.

3. Goodwill and Other Intangible Assets

Goodwill

Changes in the Company’s goodwill balance for the year ended December 31, 2012 and the six months ended June 30, 2013 are summarized in the table below (in thousands):

Balance at December 31, 2011	$301,015
Acquired in business combinations	11,190
Foreign currency translation adjustments	207

Balance at December 31, 2012	312,412
Foreign currency translation adjustments	(3,821)

Balance at June 30, 2013	$308,591

Intangible Assets

The Company’s intangible assets, excluding goodwill, consist primarily of intangible assets acquired in business combinations and were recorded at their estimated fair values on the date of acquisition. The finite-lived intangible assets are summarized in the table below (in thousands):

		June 30, 2013			December 31, 2012
	Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade names and trademarks	10	$23,830	$(3,680)	$20,150	$24,000	$(2,474)	$21,526
Developed technology	2-8	26,165	(22,050)	4,115	26,435	(20,983)	5,452
Customer relationships	5-13	60,096	(38,152)	21,944	60,321	(35,124)	25,197
Non-compete agreements and domain names	2-5	3,371	(3,004)	367	3,376	(2,853)	523

Total		$113,462	$(66,886)	$46,576	$114,132	$(61,434)	$52,698

Amortization of non-compete agreements is recorded over the term of the agreements.

The following table summarizes the amortization expense that the Company recorded for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Amortization expense	$2,995	$3,282	$6,175	$5,730

The Company has the following indefinite-lived intangible assets recorded in its consolidated balance sheets as of June 30, 2013 and December 31, 2012, respectively (in thousands):

	June 30, 2013	December 31, 2012
Trademarks, trade names and other	$7,029	$7,029

4. Accrued Expenses

The Company’s accrued expenses are comprised of the following at June 30, 2013, and December 31, 2012 (in thousands):

	June 30, 2013	December 31, 2012
Compensation and related benefits	$14,448	$16,828
Gift cards	4,964	5,655
Taxes	3,234	3,362
Marketing	3,466	1,130
Other	7,438	6,881

Total	$33,550	$33,856

5. Commitments and Contingencies

Leases

The Company leases its facilities and certain office equipment under non-cancellable operating leases.

The following table summarizes the total rental expense that the Company recorded for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Rental expense	$1,262	$1,123	$2,494	$2,127

Guarantees

The Company offers two guarantee products to travelers: Basic Rental Guarantee and Carefree Rental Guarantee. The Basic Rental Guarantee is offered to travelers that book a vacation rental property listed on any one of the Company’s websites to protect 50% of their vacation rental payments up to $1,000 against Internet fraud. Travelers may also purchase additional protection to cover 100% of vacation rental payments up to $10,000 against Internet fraud, misrepresentation, wrongful denial of entry, wrongful deposit loss or, beginning in 2012, losses from phishing claims by the purchase of the Carefree Rental Guarantee. The Company does not maintain insurance from any third party for claims under these guarantees, and any amounts payable for claims made under these guarantees are payable by the Company. Amounts recorded for estimated future claims under the guarantees are based on historical experience and estimates of potential future claims are recorded either in cost of revenue or in general and administrative expense in the Company’s consolidated statement of operations depending on whether the expense is related to estimated claims under the Basic Rental Guarantee or to the Carefree Rental Guarantee.

Expected future claims for traveler guarantees, which are presented as a current liability in the Company’s consolidated balance sheets, and changes for the guarantees are as follows (in thousands):

Traveler guarantee liability at December 31, 2011	$247
Costs accrued for new vacation rentals	986
Guarantee obligations honored	(667)

Traveler guarantee liability at December 31, 2012	566
Costs accrued for new vacation rentals	1,094
Guarantee obligations honored	(701)

Traveler guarantee liability at June 30, 2013	$959

The Company maintains a guarantee of £5,000,000 (approximately $7,600,000 as of June 30, 2013) in favor of a bank in the United Kingdom for extending credit to the Company in connection with the wholly owned United Kingdom subsidiary’s business of collecting its subscription revenues in advance via credit card payments.

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

6. Stock-Based Compensation

During the three and six months ended June 30, 2013, the Company issued an aggregate of 830,402 and 1,339,501 restricted stock units, respectively, under its 2011 Equity Incentive Plan, or 2011 Plan, for an aggregate fair value of $26,014,000 and $38,880,000, respectively. Additionally, during the three and six months ended June 30, 2013, the Company issued an aggregate of 816,211 and 1,509,842 options, respectively, to purchase common stock under the 2011 Plan for an aggregate fair value of $11,631,000 and $20,861,000, respectively.

The following table summarizes the total stock-based compensation expense that the Company recorded for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Cost of revenue	$827	$495	$1,672	$911
Product development	2,501	1,204	4,228	2,435
Sales and marketing	2,278	2,039	3,886	3,309
General and administrative	4,530	3,210	7,806	5,491

Total	$10,136	$6,948	$17,592	$12,146

7. Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consists of the following at June 30, 2013 and December 31, 2012, respectively (in thousands):

	June 30, 2013	December 31, 2012
Foreign currency translation	$(10,273)	$(5,530)
Unrealized gains (losses) on short-term investments	(517)	80

Total	$(10,790)	$(5,450)

8. Income Taxes

The following table summarizes the total income tax expense that the Company recorded, and the related effective tax rate, for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Income tax expense	$3,286	$3,791	$4,831	$4,681
Effective tax rate	37.5%	57.0%	31.0%	47.1%

At June 30, 2013, the Company’s effective tax rate estimate for the year ended December 31, 2013 differed from the statutory rate primarily due to non-deductible stock compensation charges, state taxes, amortization of tax charges on the intercompany sale of assets that were deferred in prior periods, which is partially offset by the benefit of disqualifying dispositions of incentive stock options, the effect of different statutory tax rates in foreign jurisdictions, and the federal research and experimentation tax credit. At June 30, 2012, the Company’s effective tax rate estimate for the year ended December 31, 2012 differed from the statutory rate primarily due to non-deductible stock compensation charges, state taxes, the effect of different statutory tax rates in foreign jurisdictions, and amortization of tax charges on the intercompany sale of assets that were deferred in prior periods, which is partially offset by the benefit of disqualifying dispositions of incentive stock options.

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

The balance of unrecognized tax benefits as of June 30, 2013 is approximately $6,377,000. During the three and six months ended June 30, 2013, the balance increased by $340,000 and $573,000, respectively, for tax positions related to the prior year.

9. Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share of common stock (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Numerator
Net income	$5,470	$2,856	$10,765	$5,257

Denominator
Weighted average common shares outstanding-basic	84,920	82,262	84,482	81,816
Dilutive effect of stock options, warrants and restricted stock units	2,727	2,475	2,701	2,822

Weighted average common shares outstanding-diluted	87,647	84,737	87,183	84,638

Net income per share:
Basic	$0.06	$0.03	$0.13	$0.06
Diluted	$0.06	$0.03	$0.12	$0.06

The following common equivalent shares were excluded from the calculation of net income per share as their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Stock options and warrants	3,525	5,402	3,368	4,762
Restricted stock awards	3	622	467	17

Total common equivalent shares excluded	3,528	6,024	3,835	4,779

10. Subsequent Events

In July 2013, the Company entered into a lease agreement (the “Lease”) for approximately 115,000 square feet of office space in Austin, Texas. The term of the Lease is eleven and one-half (11 ½) years and is scheduled to commence on September 1, 2014. The commencement date may be adjusted in the event the landlord does not complete construction of the building prior to such date. In the event the landlord does not commence construction by December 15, 2013, or deliver the building subject to the Lease to the Company by December 15, 2014, the Company has the option to terminate the Lease. Future minimum lease payments under the Lease will range from $108,000 per month to $269,000 per month.

In July 2013, the Company signed an agreement to acquire 100% of the outstanding stock of travelmob Pte. Ltd. (“travelmob”). The acquisition is expected to close in the third quarter of 2013. Travelmob features over 14,000 Asia Pacific short- term rental listings including luxury villas, urban apartments, houseboats, a private island and even some shared spaces. As part of the acquisition, the Company agreed to sell a non-controlling interest in travelmob back to certain sellers and will make a $7.0 million investment in the business, leaving the Company with a controlling interest in travelmob for total cash consideration paid by the Company of approximately $18.5 million. Under the terms of the acquisition agreement, the Company will loan the business up to $8.0 million over the next few years and has a call option to purchase the remaining non-controlling interest of travelmob in two installments for periods defined in the agreement beginning on December 31, 2015 and December 31, 2016, respectively, for amounts to be determined based on operating results of travelmob. In the event the Company does not exercise its call option to purchase the remaining shares of travelmob by such deadlines, the remaining travelmob shareholders have a put option to require the Company to repurchase their remaining interest in two installments for periods defined in the agreement beginning on January 31, 2016 and February 1, 2017, respectively, upon the expiration of the Company’s call option periods.

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

Overview

We operate the world’s largest online marketplace for the vacation rental industry. Our marketplace brings together millions of travelers seeking vacation rentals online with hundreds of thousands of property owners and managers of vacation rental properties located in 171 countries around the world. Our portfolio includes leading vacation rental websites in the United States, the United Kingdom, Germany, France, Spain, Brazil and Australia. During the three and six months ended June 30, 2013, our websites attracted approximately 201 million and 408 million website visits, respectively, and as of June 30, 2013, our global marketplace included more than 775,000 paid listings.

In the second quarter of 2013, we continued to focus our efforts on providing the largest selection of properties to travelers and the most qualified inquiries to property owners and managers, as we added over 39,000 paid listings, net of non-renewals, to our network from June 30, 2012 to June 30, 2013.

We continued to improve monetization of our listing base from pricing and product changes through continued adoption of our tiered pricing structure and increase in purchases by property owners and managers of bundled listings products. This improved monetization can be seen in the increase of our average revenue per listing from $336 in the second quarter of 2012 to $386 in the second quarter of 2013. Tiered pricing is currently available to new and renewing property owners and managers on HomeAway.com and VRBO.com in the United States, HomeAway.co.uk in the United Kingdom, Abritel.fr in France, HomeAway.de in Germany and HomeAway.es in Spain. It allows owners and managers to improve their position in search results by purchasing a higher subscription level or tier. We believe property owners and managers increasingly will elect to purchase higher tiers, which would increase overall average revenue per listing in future periods. At the same time, by keeping base prices low, we believe the number of paid listings can continue to grow. Although we plan to launch tiered pricing on our other websites as well, we may use different strategies as we enter new markets and geographies or attempt to further penetrate the professional property manager market.

Enablement of e-commerce on our websites has been and will continue to be a focus for our Company. In the second quarter of 2013, we continued to see adoption of our online payments platform, called ReservationManager™, which is currently available on HomeAway.com and VRBO.com in the United States, HomeAway.co.uk in the United Kingdom, Abritel.fr in France, HomeAway.de in Germany and HomeAway.es. in Spain. ReservationManager enables property owners and managers to respond to and manage inquiries, prepare and send rental quotes and payment invoices; allows travelers to book online, including the ability to enter into rental agreements online; and process online payments via credit card or eCheck. Additionally in some countries, through ReservationManager, property owners and managers can make value-added products such as property damage protection available for purchase. We believe that adoption of this product over time will allow us to earn more revenue from ancillary products while providing a more secure payment mechanism for travelers. We plan to introduce new products and services for travelers, property owners and managers, which we believe will provide further opportunities to generate revenue through our marketplace, including a pay-for-booking product for our property owners and managers.

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

Key financial highlights for the three months ended June 30, 2013 include the following:

•	Total revenue was $86.6 million compared to $71.6 million in the second quarter of 2012, or an increase of 20.9%;

•	Percentage of total revenue from outside the United States was 39.2% in the second quarter, compared to 39.6% in the second quarter of 2012, and in the three months ended June 30, 2013 included 37.5% from Europe and 1.7% from Brazil and Australia;

•	Listing revenue was $73.3 million compared to $60.2 million in the second quarter of 2012 and contributed 84.6% of total revenue compared to 84.1% in the second quarter of 2012;

•	Net income was $5.5 million compared to $2.9 million in the second quarter of 2012, or an increase of 91.5%;

•	Cash from operating activities was $21.8 million compared to $21.6 million in the second quarter of 2012, or an increase of 1.1%;

•	Adjusted EBITDA was $24.8 million compared to $20.8 million in the second quarter of 2012, or an increase of 19.3%; as a percentage of revenue, Adjusted EBITDA was 28.7%, a decrease of approximately 40 basis points from 29.1% in the second quarter of 2012;

•	Free cash flow was $19.2 million compared to $18.0 million in the second quarter of 2012, or an increase of 6.4%; on a trailing twelve month basis, free cash flow increased 21.0% to $91.6 million from $75.7 million in the comparable trailing twelve month period for the prior year;

•	Non-GAAP net income was $14.0 million, or $0.16 per diluted share, compared to non-GAAP net income of $9.5 million, or $0.11 per diluted share, in the second quarter of 2012; and

•	Cash, cash equivalents and short-term investments as of June 30, 2013 were $336.3 million.

For further discussion regarding Adjusted EBITDA, free cash flow and non-GAAP net income, along with reconciliations of such numbers to the most directly comparable financial measures calculated and presented in accordance with GAAP, please see the information under the caption “Discussion Regarding Adjusted EBITDA, Free Cash Flow and Non-GAAP Net Income and Reconciliation to GAAP” in Item 2 of this Quarterly Report on Form 10-Q.

Acquisitions

Since our inception, we have acquired 19 businesses as part of our growth strategy. Each of these acquisitions has been accounted for using the acquisition method of accounting. Accordingly, the financial statements for these businesses have been included in our consolidated financial results since the applicable acquisition dates. The most recent acquisition was in July 2013, subsequent to the results reported in this Quarterly Report on Form 10-Q (see Note 10 to the Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q), when we signed an agreement to acquire a controlling interest in travelmob Pte. Ltd. in Singapore. The acquisition is expected to close in the third quarter of 2013. This acquisition provides the Company the opportunity to address the growing market needs in Asia for the short-term vacation rental industry.

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

Growth Opportunities and Trends

Our ability to continue to grow our revenue will depend largely on increasing the number of paid listings, increasing revenue per listing and increasing revenue from other products and services through our marketplace. This includes our ability to successfully enable e-commerce transactions on our websites, including allowing for online payments and online booking, and commission-based revenue streams for vacation rental listings through the launch of pay-per-booking listings. We continually assess opportunities for strategic acquisitions. We also use direct and indirect marketing as well as telesales to reach owners and professional property managers. We believe that the growing awareness of vacation rentals, as a favorable alternative to hotels, has and will continue to support growth of our business.

We continue to monitor the weakened economic environment in Europe and the corresponding impact on our business. Traffic growth and inquiry growth remain strong in Europe. We believe that our ability to deliver high quality inquiries to our customers in spite of the broader economic challenges in Europe will help mitigate any potential negative visit trends to our websites. Additionally, we continue to monitor foreign exchange rates in Europe as declining foreign exchange rates will negatively impact our results given that 37.5% of our revenue was generated in Europe in the second quarter of 2013.

We monitor foreign exchange rates for our internationally focused websites, as fluctuations in currency exchange rates may cause our revenue and operating results to differ from our expectations. In addition to the exchange rates in Europe, we are currently monitoring the economic environment in Brazil, as recent declines in the foreign exchange rates in Brazil will negatively impact our results. Revenues from Brazil and Australia represented 1.7% of our total revenue during the three months ended June 30, 2013.

Expenses

Our expenses are primarily composed of salaries and related expenses, marketing and professional fees. Our expenses from quarter to quarter and year to year may fluctuate due to timing of specific events or projects. We will continue to increase expenses across the organization on an annual basis to support our growth and expect our cost of revenue to grow in absolute dollars and remain flat as a percentage of revenue for the year ended December 31, 2013. We expect to incur higher expenses for product development as we record a full-year impact of personnel hired in 2012 and as we hire additional personnel to develop new features and products and expect product development expenses to increase as a percentage of revenue for the year ended December 31, 2013. We expect to incur higher expenses for sales and marketing as we continue to build our sales team to pursue professional property managers and continue to build brand and category awareness, but expect sales and marketing expenses to decline as a percentage of revenue for the year ended December 31, 2013. We expect to incur higher expenses for general and administrative expenses to support the growth of our business and the requirements of being a publicly traded company and expect general and administrative expenses to slightly increase as a percentage of revenue for the year ended December 31, 2013. We plan for additional capital investments for the year ended December 31, 2013 to support the growth of our business, but expect our investment in capital expenditures to remain consistent as a percentage of revenue as compared to the year ended December 31, 2012. We believe that reorganizing our global corporate structure will lower our tax expense over the longer term.

Key Business Metrics

In addition to common financial and operational metrics, we use the following business metrics to monitor and evaluate results:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Paid listings, end of period	775,232	735,921	775,232	735,921
Average revenue per listing	$386	$336	$377	$332
Renewal rate, end of period	72.4%	75.3%	72.4%	75.3%
Visits to websites (in millions)	201	159	408	319

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

Adjusting for the impact of our customers’ ability to consolidate listings and to purchase network product bundles, we estimate our business metrics to be as follows:

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Paid listings, end of period	809,729	809,729
Average revenue per listing	$372	$365
Renewal rate, end of period	74.5%	74.5%

Paid Listings. In the three months ended June 30, 2013 and 2012, 84.6% and 84.1%, respectively, of our revenue was derived from paid listings. We regularly track paid listings as a key revenue growth indicator and to identify trends in our business and industry. From June 30, 2012 to June 30, 2013, paid listings increased by 5.3%, contributing to listing revenue growth of 21.6%. The growth in paid listings continued to be due to our marketing and selling new and additional subscription listings to professional property managers, as well as organic growth from property owners and managers who become aware of our websites and choose to market their properties. Growth in paid listings is also impacted by listings acquired in business combinations. Growth in new listings is partially offset by loss of listings through attrition.

Adjusting for the impact of consolidated listings and new bundled listings, we estimate that our paid listing growth would have been approximately 10.0% at June 30, 2013. We do not expect these changes to have any negative impact on the number of unique properties on our websites.

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

It is possible that a specific property may be listed on more than one of our websites without indicating that the multiple listings refer to the same property. We have used various technologies to estimate the number of unique properties and are implementing systems and processes to identify the number of unique properties that comprise our paid listings, which we estimate was approximately 704,000 as of June 30, 2013, as compared to approximately 639,000 as of June 30, 2012.

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

For the three and six months ended June 30, 2013, average revenue per listing was $386 and $377, respectively, an increase of 14.9% and 13.6% compared to the three and six months ended June 30, 2012, respectively. Foreign exchange rates did not materially impact the average revenue per listing growth rate from June 30, 2012 to June 30, 2013. For the three and six months ended June 30, 2013, average revenue per listing for subscriptions only, excluding the impact of foreign exchange rates and lower revenue per listing for pay-for-performance listings, grew 13.7% and 14.3% as compared to the three and six months ended June 30, 2012, respectively.

Adjusting for the impact of consolidated listings and new bundled listings on the number of paid listings, our average revenue per listing would have been $372 and $365 in the three and six months ended June 30, 2013, respectively, or an increase of 10.7% and 9.9%. Excluding the impact of foreign exchange rates and lower revenue per listing for pay-for-performance listings, and adjusting for the impact of consolidated listings and new bundled listings, our average revenue per subscription listing only would have been $400 and $402 in three and six months ended June 30, 2013, respectively, or an increase of 9.3% and 12.6% as compared to the three and six months ended June 30, 2012, respectively.

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

We have traditionally relied on increases in base pricing to increase revenue per listing but are now focused on tiered pricing alternatives as well as bundled listings for our property owners and managers which may or may not include increases in our base price. We began offering tiered pricing on HomeAway.com in the United States in 2011, which allows our property owners and managers to purchase a higher subscription level to increase the position of their listings in search results. In 2012, we migrated VRBO.com in the United States to the same tiered pricing structure. Also in 2012, we launched tiered pricing on HomeAway.com.uk in the United Kingdom, Abritel.fr in France and HomeAway.de in Germany. In the second quarter of 2013, we launched tiered pricing on HomeAway.es Spain. As we continue to implement tiered pricing on other websites, or change the prices or structure of tiered pricing, we may see an impact to listing sales in the current period with the impact on revenue seen over the length of the subscription period.

Renewal Rate. Renewal of paid subscription listings is a key driver of revenue for our business. Also, we track renewal rate in order to understand and improve upon the satisfaction of our property owners and managers and to help us more accurately estimate our future revenue and cash flows. While our overall renewal rate decreased from 75.3% as of June 30, 2012 to 72.4% as of June 30, 2013, renewal rates vary among our websites and can fluctuate due to a variety of factors, including customer satisfaction, changes in our processes associated with renewal activity, such as the introduction of automatic renewal, and general market conditions.

Our renewal rate decreased from 75.3% at June 30, 2012 to 72.4% at June 30, 2013. This decline of 2.9% is primarily due to the impact of consolidated listings in the United States. After adjusting for consolidated listings, our renewal rate as of June 30, 2013 was estimated to be 74.5%. The adjusted decrease from June 30, 2012 of 0.7% and slight sequential decrease from our renewal rates as of March 31, 2012 of 74.9% is due to decreases in renewal rates in our French and German websites, offset partially by improvements in our websites in Brazil and Australia.

We expect continued product improvements, demand generation for property owners and managers and the resulting increases in customer satisfaction to result in long-term improvements to renewal rates. Our renewal rate will continue to be impacted by our property owners’ and managers’ ability to consolidate their listings in the U.S. and their ability to purchase geographic bundled listings and by use of promotional activities to attract new subscribers at a lower price who many renew at lower rates.

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

Visits to websites increased by 26.4% in the second quarter of 2013 as compared to the second quarter of 2012 and we continue to see increases in traffic from mobile devices. During the fourth quarter of 2012, we began using a different tool for the measurement of visits to certain of our websites. On a comparable basis, we estimate that visits to websites would have increased by 18.9% for the second quarter of 2013 as compared to the second quarter of 2012 if we had been using the same tools during both reporting periods.

Key Components of Our Results of Operations

Revenue

We derive most of our revenue from paid listings from our property owners and managers. Our customers generally pay for their listings at the beginning of the listing term, and revenue is recognized monthly over the term of the listing, which is generally one year. We offer pay-for-performance listings to professional managers, which represented 1.0% and 1.1% of our revenue in the three and six months ended June 30, 2013, respectively. This offering is generally taken when a property manager has a marketing budget that is allocated over many managed properties. They can elect to list more properties and pay us each month for the number of inquiries that are generated.

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

Deferred revenue consists of payments received from sales of listings in excess of the revenue that we have recognized from the same listings, sales from software solutions in excess of revenue recognized and sales of gift cards for which revenue is recognized over a period commensurate with the use of the gift card. Deferred revenue increases as a result of new listings and decreases as a result of the recognition each month of the pro-rata share of revenue from cash collected in previous periods. We expect an increase in deferred revenue on an annual basis as we grow our core listing business, but may experience seasonal decreases in deferred revenue in quarters with fewer new listings and renewals, as is discussed in more detail in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Seasonality and Quarterly Results” section of this Quarterly Report on Form 10-Q. As with other balance sheet line items, deferred revenue is reflected at the current month-end exchange rate, and the change in deferred revenue may therefore be impacted by movements in foreign currency.

We earn revenue from the sales of Internet display-based advertising on our websites, property management software licenses and related maintenance, gift cards and commissions for online reservations. We also offer other services to property owners, managers and travelers that result in revenue and royalties.

Costs and Expenses

A large component of our costs and expenses consists of personnel costs. Personnel costs include salaries, benefits, bonuses and related expenses, including stock-based compensation. We grew from 1,116 employees at June 30, 2012 to 1,408 at June 30, 2013. We expect that personnel costs will be higher in absolute dollars in 2013 than in 2012 based on an expected increase in the number of employees in 2013.

Cost of Revenue. Cost of revenue consists of customer service personnel and web-hosting personnel costs, merchant fees charged by credit card processors, costs associated with the hosting of our websites, costs associated with payments and reserves under our Carefree Rental Guarantee, allocated facility expenses and depreciation costs. Personnel costs include salaries, benefits, bonuses and related expenses, including stock-based compensation. To the extent that the number of paid listings on our marketplace grows and as we add more features to our websites, we intend to invest additional resources in customer service systems and personnel. Our customer service personnel help our property owners and managers use our websites to list their properties, answer their questions, and perform listing reviews and other processes as a part of our efforts to ensure quality, trust and security. Our customer service personnel also help travelers use our websites to book their travel and answer their questions. Our merchant fees are based on a contractual rate per transaction and will increase in absolute dollars as sales of listings increase, but for 2013 we expect our merchant fees to remain commensurate with 2012 levels, as a percentage of revenue. In general, as we add more features and functionality to our websites and anticipate an increase in the number of travelers accessing our websites, we will increase our spending on hardware and software required for hosting. We expect these additional costs to cause our cost of revenue to increase in absolute dollars and remain flat as a percentage of revenue in 2013 as compared to 2012.

We view the operation of our websites as a foundation upon which different revenue streams are generated. Cost of revenue, as described above, which includes the cost of customer service personnel, web hosting and merchant fees, directly supports our listing revenue, which was 84.6% and 84.1% of total revenue in the three months ended June 30, 2013 and 2012, respectively, and 84.4% and 84.2% of total revenue in the six months ended June 30, 2013 and 2012, respectively. These same expenses support the overall operation of our websites and therefore our other revenue. There are no other material distinct costs of revenue for any period presented. The reporting of cost of revenue as one category in our consolidated financial statements is consistent with the manner in which we manage our business.

Product Development. Product development expenses consist primarily of personnel costs, third-party contracting and consulting fees associated with our research and development of new services, expenses associated with improvements to, and maintenance of, existing services, allocated facility expenses and depreciation. We have historically focused our product development efforts on increasing the functionality and enhancing the ease of use of our websites, both for property owners and managers and for travelers. We intend to increase our technology and product resources by hiring additional personnel in future periods as we anticipate an increase in the number of listings and to develop new features and products. We expect these additional investments to cause our product development expenses to increase both in absolute dollars and as a percentage of revenue in 2013 as compared to 2012.

Sales and Marketing. Sales and marketing expenses consist primarily of amounts paid for pay-per-click, or PPC, online display advertising, broad reach advertising, personnel costs for our marketing, search engine optimization, or SEO, sales staff, and consulting and other services firms fees, expenses associated with email marketing programs, public relations expenses, allocated facility expenses and depreciation. We utilize PPC advertising primarily to increase the number of travelers to our websites who are seeking properties in specific geographical areas in order to increase the number of inquiries regarding vacation rentals. Our sales and marketing team also focuses on increasing the placement of our websites in search rankings on Google, Bing and other search engines, which results in owner, manager and traveler acquisition at relatively little incremental expense. We intend to increase our sales expense to drive additional listing sales to professional property managers and increase marketing efforts to support our new products, increase the traffic to our websites and increase overall brand awareness. We expect our sales and marketing expenses to increase in absolute dollars, but decline as a percentage of revenue in 2013 as compared to 2012.

General and Administrative. General and administrative expenses consist of personnel costs for our executive, finance and accounting, and management information systems personnel, professional fees for legal, audit, and other consulting services, allocated facility expenses, depreciation and other corporate overhead expenses. We expect to increase headcount to support our anticipated growth, which will increase other expenses, such as facilities, office and travel. We also expect increased costs associated with operating as a global public company, including increases in our finance, accounting and legal personnel, additional consulting, legal and audit fees, insurance costs, board of directors’ compensation, and costs associated with compliance with the Sarbanes-Oxley Act and other regulatory requirements. As a result, we expect our general and administrative expenses to increase in absolute dollars and to increase slightly as a percentage of revenue in 2013 as compared to 2012.

Depreciation

Property and equipment, office tenant improvements and software licenses are recorded at cost and are depreciated using the straight-line method over their estimated useful lives. Equipment and computer hardware are generally depreciated over three years and furniture and fixtures over five to ten years. Leasehold improvements are recorded at cost and depreciated over the shorter of the contractual lease period or their estimated useful life. We allocate depreciation to expense categories based on the relative number of employees in each category. Based on our current estimated level of capital expenditures, we expect our depreciation expense to increase in absolute dollars but to remain relatively stable as a percentage of revenue in 2013 as compared to 2012.

Amortization

Due to our historical acquisitions, we have recorded identifiable intangible assets, which are being amortized over their estimated useful lives. As a result, our amortization expense has grown as we have made acquisitions. We perform annual impairment testing of goodwill and indefinite-lived intangible assets, or when events or circumstances indicate that impairment may have occurred. We expect our amortization expenses to decrease in absolute dollars in 2013 as compared to 2012, as well as decrease as a percentage of revenue in 2013. Amortization expense will depend on our future acquisition activity.

Other Income (Expense)

Other income (expense) includes interest earned on our excess cash, which is invested in short-term instruments, net of interest expense. At June 30, 2013, we had operations in the United States, the United Kingdom, Germany, France, Spain, Brazil, Australia, Switzerland, Thailand and Colombia. As a result of operating in multiple countries, we incur gains and losses on foreign currency transactions, primarily related to the valuation of intercompany loans and short-term advances.

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

During 2011, we began implementing a global corporate restructuring plan involving our European headquarters in Geneva, Switzerland to integrate our acquired businesses, streamline our European operations, and improve our internal controls. Our Swiss and U.S. subsidiaries also entered into an agreement to share the costs of website development going forward. As expected, the full impact of this restructuring plan is occurring over several quarters and results in volatility in both our provision for income taxes and our effective tax rate.

Critical Accounting Policies and Estimates

Our consolidated financial statements include the accounts of our U.S.-based operations and our U.K., France, Germany, Brazil, Colombia, Netherlands, Spain, Italy, Australia and Switzerland-based subsidiaries. Our consolidated results are prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. To the extent there are material differences between these estimates and our actual results, our consolidated financial statements will be affected.

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

Results of Operations

The following table presents our operating results and our operating results as a percentage of revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue:
Listing	$73,264	$60,241	$140,095	$114,209
Other	13,344	11,375	25,977	21,510

Total revenue	86,608	71,616	166,072	135,719
Costs and expenses:
Cost of revenue (exclusive of amortization shown separately below)	13,845	11,295	27,126	21,827
Product development	14,441	10,324	26,840	20,026
Sales and marketing	28,867	24,074	55,234	48,808
General and administrative	18,069	14,652	34,118	27,489
Amortization expense	2,995	3,282	6,175	5,730

Total costs and expenses	78,217	63,627	149,493	123,880

Operating income	8,391	7,989	16,579	11,839
Other income (expense):
Interest income	299	240	542	409
Other income (expense)	66	(1,582)	(1,525)	(2,310)

Total other income (expense)	365	(1,342)	(983)	(1,901)

Income before income taxes	8,756	6,647	15,596	9,938
Income tax expense	(3,286)	(3,791)	(4,831)	(4,681)

Net income	$5,470	$2,856	$10,765	$5,257

Net income per share:
Basic	$0.06	$0.03	$0.13	$0.06
Diluted	$0.06	$0.03	$0.12	$0.06

Weighted average number of shares outstanding
Basic	84,920	82,262	84,482	81,816
Diluted	87,647	84,737	87,183	84,638

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Consolidated Statements of Operations as a Percentage of Revenue:
Revenue:
Listing	84.6%	84.1%	84.4%	84.2%
Other	15.4	15.9	15.6	15.8

Total revenue	100.0	100.0	100.0	100.0
Costs and expenses:
Cost of revenue (exclusive of amortization shown separately below)	16.0	15.8	16.3	16.1
Product development	16.7	14.4	16.2	14.8
Sales and marketing	33.3	33.6	33.3	36.0
General and administrative	20.9	20.5	20.5	20.3
Amortization expense	3.5	4.6	3.7	4.2

Total costs and expenses	90.3	88.8	90.0	91.3
Operating income	9.7	11.2	10.0	8.7
Other income (expense):
Interest income	0.3	0.3	0.3	0.3
Other income (expense)	0.1	(2.2)	(0.9)	(1.7)

Total other income (expense)	0.4	(1.9)	(0.6)	(1.4)

Income before income taxes	10.1	9.3	9.4	7.3
Income tax expense	(3.8)	(5.3)	(2.9)	(3.4)

Net income	6.3%	4.0%	6.5%	3.9%

Comparison of the Three Months and Six Months Ended June 30, 2013 and 2012

Revenue

	Three Months Ended June 30,
	2013		2012		Change
Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Listings	$73,264	84.6%	$60,241	84.1%	$13,023	21.6%
Other	13,344	15.4	11,375	15.9	1,969	17.3

Total	$86,608	100.0%	$71,616	100.0%	$14,992	20.9%

	Three Months Ended June 30,
	2013		2012		Change
Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
United States	$52,619	60.8%	$43,261	60.4%	$9,358	21.6%
International	33,989	39.2	28,355	39.6	5,634	19.9

Total	$86,608	100.0%	$71,616	100.0%	$14,992	20.9%

	Six Months Ended June 30,
	2013		2012		Change
Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Listings	$140,095	84.4%	$114,209	84.2%	$25,886	22.7%
Other	25,977	15.6	21,510	15.8	4,467	20.8

Total	$166,072	100.0%	$135,719	100.0%	$30,353	22.4%

	Six Months Ended June 30,
	2013		2012		Change
Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
United States	$102,183	61.5%	$83,427	61.5%	$18,756	22.5%
International	63,889	38.5	52,292	38.5	11,597	22.2

Total	$166,072	100.0%	$135,719	100.0%	$30,353	22.4%

For the Three Months Ended June 30, 2013

Revenue was $86.6 million in the three months ended June 30, 2013, compared to $71.6 million in the three months ended June 30, 2012, an increase of $15.0 million, or 20.9%. Our U.S. revenue was $52.6 million, or 60.8% of our total revenue, during the second quarter of 2013, compared to $43.3 million, or 60.4% of our total revenue, in the same quarter during 2012.

Our overall revenue growth rate for the three months ended June 30, 2013 was 20.9% and our organic revenue growth rate was 21.1%. Beginning in May 2013, revenues from Toprural were included in our organic revenue growth rate. We consider growth to be organic if generated from businesses that we have owned for at least 12 months.

Listing Revenue

Our core listing business revenue increased by $13.0 million, or 21.6%, in the three months ended June 30, 2013 as compared to the three months ended June 30, 2012, due to an increased number of new listings and an increase in revenue per listing. Paid listings increased from 735,921 at June 30, 2012 to 775,232 at June 30, 2013, an increase of 5.3%. Paid listings increased as more owners became aware of our marketplace and as we increased our efforts to increase listings from professional property managers. Our average revenue per listing was $386 in the three months ended June 30, 2013 compared to $336 in the three months ended June 30, 2012, an increase of $50, or 14.9%. The increase was due to base price increases made for certain brands as well as the impact of tiered pricing and geographic bundles.

Other Revenue

Other revenue increased by $2.0 million, or 17.3%, in the three months ended June 30, 2013 compared to the three months ended June 30, 2012. Revenue from products focused on travelers, such as property damage protection and trip insurance and the Carefree Rental Guarantee, generated increased revenue of $1.3 million in the three months ended June 30, 2013 compared to the three months ended June 30, 2012. Revenue from our owner reservation tool and the related merchant bank credit card royalties increased by $274,000 in the three months ended June 30, 2013 compared to the three months ended June 30, 2012. Revenue from our software products, including related maintenance and training revenues, increased by $217,000 in the three months ended June 30, 2013 as compared to the three months ended June 30, 2012, while revenue from internet display advertising decreased by $213,000 in the same comparative period.

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

In the three months ended June 30, 2013, the year-over-year growth in listing revenue measured on a constant currency basis was equal to the reported growth of 21.6%. The year-over-year growth in total revenue in the three months ended June 30, 2013 measured on a constant currency basis was equal to the reported growth of 20.9%.

For the Six Months Ended June 30, 2013

Revenue was $166.1 million in the six months ended June 30, 2013, compared to $135.7 million in the six months ended June 30, 2012, an increase of $30.4 million, or 22.4%. Our U.S. revenue was $102.2 million, or 61.5% of our total revenue, during the second quarter of 2013, compared to $83.4 million, or 61.5% of our total revenue, in the same quarter during 2012.

Our overall revenue growth rate for the six months ended June 30, 2013 was 22.4%, and our organic revenue growth rate was 21.4% for the same period. We consider growth to be organic if generated from businesses that we have owned for at least 12 months.

Listing Revenue

Our core listing business revenue increased by $25.9 million, or 22.7%, in the six months ended June 30, 2013 as compared to the six months ended June 30, 2012, due to an increased number of new listings and an increase in revenue per listing. Our average revenue per listing was $377 in the six months ended June 30, 2013 compared to $332 in the six months ended June 30, 2012, an increase of $45, or 13.6%. The increase was due to base price increases made for certain brands as well as the impact of tiered pricing and geographic bundles.

Other Revenue

Other revenue increased by $4.5 million, or 20.8%, in the six months ended June 30, 2013 compared to the six months ended June 30, 2012. Revenue from products focused on travelers, such as property damage protection and trip insurance and the Carefree Rental Guarantee, generated increased revenue of $2.6 million in the six months ended June 30, 2013 compared to the six months ended June 30, 2012. Revenue from our owner reservation tool and the related merchant bank credit card royalties increased by $796,000 in the six months ended June 30, 2013 compared to the six months ended June 30, 2012. Revenue from our software products, including related maintenance and training revenues, increased by $349,000 in the six months ended June 30, 2013 as compared to the six months ended June 30, 2012, while revenue from internet display advertising decreased by $215,000 in the same comparative period.

Revenue Growth in Constant Currency

In the six months ended June 30, 2013, the year-over-year growth in listing revenue measured on a constant currency basis was 22.8%, compared with 22.7% as reported. The year-over-year growth in total revenue in the six months ended June 30, 2013 measured on a constant currency basis was equal to the reported growth of 22.4%.

Cost of Revenue

	Three Months Ended June 30,
	2013		2012		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Cost of revenue	$13,845	16.0%	$11,295	15.8%	$2,550	22.6%

	Six Months Ended June 30,
	2013		2012		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Cost of revenue	$27,126	16.3%	$21,827	16.1%	$5,299	24.3%

For the Three Months Ended June 30, 2013

Cost of revenue was $13.8 million in the three months ended June 30, 2013, compared to $11.3 million in the three months ended June 30, 2012, an increase of $2.6 million, or 22.6%. A large part of the increase was due to a $1.8 million increase in salaries, benefits, bonuses and related expenses, including non-cash stock-based compensation, for our customer service and web-hosting personnel. At June 30, 2013, we had 83 additional customer support personnel and one additional personnel to support our web-hosting operations compared to the number of our customer service and web-hosting personnel at June 30, 2012. With increased customer service employees as well as increased investment in hosting equipment, we incurred a higher expense for depreciation of computer equipment, furniture and facility leasehold improvements, which increased $331,000, or 19.1%, for the three months ended June 30, 2013 compared to the three months ended June 30, 2012. Other increases included $176,000 in increases in software licenses and maintenance for our corporate systems, $77,000 in increases from web hosting expenses and $146,000 in increases from contracting, consulting and professional fees.

For the Six Months Ended June 30, 2013

Cost of revenue was $27.1 million in the six months ended June 30, 2013, compared to $21.8 million in the six months ended June 30, 2012, an increase of $5.3 million, or 24.3%. A large part of the increase was due to a $3.6 million increase in salaries, benefits, bonuses and related expenses, including non-cash stock-based compensation, for our customer service and web-hosting personnel. With increased customer service employees as well as increased investment in hosting equipment, we incurred a higher expense for depreciation of computer equipment, furniture and facility leasehold improvements, which increased $706,000, or 21.4%, for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. Other increases included $675,000 in increases in software licenses and maintenance for our corporate systems, $229,000 in increases from web hosting expenses and $220,000 in increases from contracting, consulting and professional fees.

Product Development

	Three Months Ended June 30,
	2013		2012		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Product development	$14,441	16.7%	$10,324	14.4%	$4,117	39.9%
Capitalized software development costs	2,235	2.6	1,564	2.2	671	42.9

Total product and technology costs expensed and capitalized	$16,676	19.3%	$11,888	16.6%	$4,788	40.3%

	Six Months Ended June 30,
	2013		2012		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Product development	$26,840	16.2%	$20,026	14.8%	$6,814	34.0%
Capitalized software development costs	4,259	2.6	2,824	2.1	1,435	50.8

Total product and technology costs expensed and capitalized	$31,099	18.7%	$22,850	16.8%	$8,249	36.1%

For the Three Months Ended June 30, 2013

Product development expense was $14.4 million in the three months ended June 30, 2013, compared to $10.3 million in the three months ended June 30, 2012, an increase of $4.1 million, or 39.9%. A large part of the increase was due to a $4.5 million increase in salaries, benefits, bonuses and related expenses, including non-cash stock-based compensation, offset by an increase in capitalized software costs of $671,000. At June 30, 2013, we had 85 additional employees in product development compared to June 30, 2012. Overall increases in headcount also drove higher facilities and depreciation expense of $321,000 in the three months ended June 30, 2013.

For the Six Months Ended June 30, 2013

Product development expense was $26.8 million in the six months ended June 30, 2013, compared to $20.0 million in the six months ended June 30, 2012, an increase of $6.8 million, or 34.0%. A large part of the increase was due to a $7.8 million increase in salaries, benefits, bonuses and related expenses, including non-cash stock-based compensation, offset by an increase in capitalized software costs of $1.4 million. Overall increases in headcount also drove higher facilities and depreciation expense of $569,000 in the six months ended June 30, 2013.

Sales and Marketing

	Three Months Ended June 30,
	2013		2012		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Sales and marketing	$28,867	33.3%	$24,074	33.6%	$4,793	19.9%

	Six Months Ended June 30,
	2013		2012		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Sales and marketing	$55,234	33.3%	$48,808	36.0%	$6,426	13.2%

For the Three Months Ended June 30, 2013

Sales and marketing expense was $28.9 million in the three months ended June 30, 2013, compared to $24.1 million in the three months ended June 30, 2012, an increase of $4.8 million, or 19.9%. Salaries, benefits, bonuses and related expenses, including non-cash stock-based compensation, increased $3.1 million due primarily to an increase in the number of our employees. At June 30, 2013, we had 86 additional employees in sales and marketing compared to June 30, 2012. Overall increases in headcount also drove higher facilities and depreciation expense of $346,000. Other increases included $340,000 from contracting and travel expenses. In addition, direct marketing expenses increased by $805,000 in the three months ended June 30, 2013 due to higher expenses associated with online display marketing, affiliate marketing and pay-per-click advertising.

For the Six Months Ended June 30, 2013

Sales and marketing expense was $55.2 million in the six months ended June 30, 2013, compared to $48.8 million in the six months ended June 30, 2012, an increase of $6.4 million, or 13.2%. Salaries, benefits, bonuses and related expenses, including non-cash stock-based compensation, increased $5.6 million due primarily to an increase in the number of our employees. Overall increases in headcount also drove higher facilities and depreciation expense of $671,000. Other increases included $810,000 from contracting and travel expenses. In addition, direct marketing expenses decreased by $803,000 in the six months ended June 30, 2013 due to the shift from television advertising to pay-per-click and online display advertising.

General and Administrative

	Three Months Ended June 30,
	2013		2012		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
General and administrative	$18,069	20.9%	$14,652	20.5%	$3,417	23.3%

	Six Months Ended June 30,
	2013		2012		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
General and administrative	$34,118	20.5%	$27,489	20.3%	$6,629	24.1%

For the Three Months Ended June 30, 2013

General and administrative expense was $18.1 million in the three months ended June 30, 2013, compared to $14.7 million in the three months ended June 30, 2012, an increase of $3.4 million, or 23.3%. A large part of the increase was due to a $2.0 million increase in salaries, benefits, bonuses and related expenses, including non-cash stock-based compensation. At June 30, 2013, we had 37 additional employees and executives in operations, finance, human resources, legal and various information technology areas compared to the number of operations, finance, human resources, legal and various IT personnel at June 30, 2012. Consulting, contracting and other legal expenses increased by $812,000 in the three months ended June 30, 2013. Other increases included $285,000 of expense related to estimated claims under the Basic Rental Guarantee offered to travelers and $186,000 in equipment expense.

For the Six Months Ended June 30, 2013

General and administrative expense was $34.1 million in the six months ended June 30, 2013, compared to $27.5 million in the six months ended June 30, 2012, an increase of $6.6 million, or 24.1%. A large part of the increase was due to a $4.1 million increase in salaries, benefits, bonuses and related expenses, including non-cash stock-based compensation. Consulting, contracting and other legal expenses increased by $931,000 in the six months ended June 30, 2013. Other increases included $682,000 of expense related to estimated claims under the Basic Rental Guarantee offered to travelers and $717,000 in equipment expense.

Amortization

	Three Months Ended June 30,
	2013		2012		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Amortization expense	$2,995	3.5%	$3,282	4.6%	$(287)	(8.7)%

	Six Months Ended June 30,
	2013		2012		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Amortization expense	$6,175	3.7%	$5,730	4.2%	$445	7.8%

For the Three Months Ended June 30, 2013

Amortization expense was $3.0 million in the three months ended June 30, 2013, compared to $3.3 million in the three months ended June 30, 2012, a decrease of $287,000, or 8.7%. The decrease in amortization expense in the three months ended June 30, 2013 compared to the three months ended June 30, 2012 included $495,000 as a result of certain intangible assets from prior acquisitions becoming fully amortized. This decrease was partially offset by an increase of $128,000 from the addition of identifiable intangible assets from our acquisition of Toprural in 2012 and $80,000 due to foreign exchange rate impacts.

For the Six Months Ended June 30, 2013

Amortization expense was $6.2 million in the six months ended June 30, 2013, compared to $5.7 million in the six months ended June 30, 2012, an increase of $445,000, or 7.8%. Increases in amortization expense in the six months ended June 30, 2013 compared to the six months ended June 30, 2012 included $576,000 as a result of amortizing certain previously indefinite-lived intangible assets, $518,000 due to the addition of identifiable intangible assets from our acquisition of Toprural in 2012 and $173,000 due to foreign exchange rate impacts. These increases were partially offset by a decrease of $822,000 in our amortization expense resulting from certain intangible assets from prior acquisitions becoming fully amortized.

Other Income (Expense)

	Three Months Ended June 30,
	2013		2012		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Other income (expense)	$365	0.4%	$(1,342)	(1.9)%	$1,707	127.2%

	Six Months Ended June 30,
	2013		2012		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Other income (expense)	$(983)	(0.6)%	$(1,901)	(1.4)%	$918	48.3%

For the Three Months Ended June 30, 2013

Other income (expense) includes approximately $66,000 in gains from foreign currency related transactions in the three months ended June 30, 2013, compared to losses of $1.5 million in the three months ended June 30, 2012. These gains and losses consist primarily of the re-measurement of intercompany loans and other assets and liabilities denominated in foreign currencies, including gains/losses recognized on forward contracts. During the three months ended June 30, 2013, we identified a prior period accounting error related to certain foreign currency hedging instruments which resulted in the understatement of other income (expense). This error was not material to any prior period and the cumulative amount is not material to the estimated results of operations for the year ending December 31, 2013. Therefore, we recorded the error correction in the same quarter it was identified, which increased other income by approximately $820,000 during the three months ended June 30, 2013. In addition, other income (expense) includes interest income of $299,000 in the three months ended June 30, 2013, compared to $240,000 in in the three months ended June 30, 2012.

For the Six Months Ended June 30, 2013

Other income (expense) includes approximately $1.5 million in losses from foreign currency related transactions in the six months ended June 30, 2013, compared to losses of $2.3 million in the six months ended June 30, 2012. These losses consist primarily of the re-measurement of intercompany loans and other assets and liabilities denominated in foreign currencies, including gains/losses recognized on forward contracts. These losses were partially offset by interest income of $542,000 in the six months ended June 30, 2013, compared to $409,000 in in the six months ended June 30, 2012.

Income Taxes

	Three Months Ended June 30,
	2013		2012		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Income tax expense	$(3,286)	(3.8)%	$(3,791)	(5.3)%	$505	(13.3)%

	Six Months Ended June 30,
	2013		2012		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Income tax expense	$(4,831)	(2.9)%	$(4,681)	(3.4)%	$(150)	3.2%

For the Three Months Ended June 30, 2013

Our income tax expense was $3.3 million for the three months ended June 30, 2013, compared to $3.8 million for the three months ended June 30, 2012. The expense in the three months ended June 30, 2013 is primarily due to tax expense of $3.3 million determined using our estimated annual effective tax rate of 39.7% offset by certain items booked discretely in the three months ended June 30, 2013, including a benefit of $268,000 due to disqualifying dispositions of incentive stock options and $427,000 of expense related to the amortization of tax charges on the intercompany sale of assets that were deferred in prior periods. The estimated annual effective tax rate at June 30, 2013 differed from the statutory rate primarily due to non-deductible stock compensation charges, state taxes, and the amortization of tax charges on the intercompany sale of assets that were deferred in prior periods, which is partially offset by the benefit of disqualifying dispositions of incentive stock options, the effect of different statutory tax rates in foreign jurisdictions, and the federal research and experimentation tax credit.

The expense in the three months ended June 30, 2012 is primarily due to tax expense of $3.8 million determined using our estimated annual effective tax rate of 60% offset by a benefit of $311,000 due to disqualifying dispositions of incentive stock options booked discretely in the three months ended June 30, 2012 and $438,000 of expense related to a prior period that was deferred and recognized in the current period. The estimated annual effective tax rate at June 30, 2012 differed from the statutory rate primarily due to non-deductible stock-based compensation charges, state taxes, the effect of different statutory tax rates in foreign jurisdictions, and the amortization of tax charges on the intercompany sale of assets that were deferred in prior periods, which is partially offset by the benefit of disqualifying dispositions of incentive stock options.

For the Six Months Ended June 30, 2013

Our income tax expense was $4.8 million for the six months ended June 30, 2013, compared to $4.7 million for the six months ended June 30, 2012. The expense in the six months ended June 30, 2013 is primarily due to tax expense of $6.2 million determined using our estimated annual effective tax rate of 39.7% offset by certain items booked discretely in the six months ended June 30, 2013, including a benefit of $1.6 million due to disqualifying dispositions of incentive stock options, a benefit of $614,000 related to the retroactive extension of the federal research and experimentation tax credit through December 31, 2013 and $879,000 of expense related to a prior period that was deferred and recognized in the current period. The estimated annual effective tax rate at June 30, 2013 differed from the statutory rate primarily due to non-deductible stock compensation charges, state taxes, and the amortization of tax charges on the intercompany sale of assets that were deferred in prior periods, which is partially offset by the benefit of disqualifying dispositions of incentive stock options, the effect of different statutory tax rates in foreign jurisdictions, and the federal research and experimentation tax credit.

The expense in the six months ended June 30, 2012 is primarily due to tax expense of $6.0 million determined using our estimated annual effective tax rate of 60.0% offset by a benefit of $1.2 million due to disqualifying dispositions of incentive stock options booked discretely in the six months ended June 30, 2012 and $643,000 of expense related to a prior period that was deferred and recognized in the current period. The estimated annual effective tax rate at June 30, 2012 differed from the statutory rate primarily due to non-deductible stock-based compensation charges, state taxes, the effect of different statutory tax rates in foreign jurisdictions, and the amortization of tax charges on the intercompany sale of assets that were deferred in prior periods, which is partially offset by the benefit of disqualifying dispositions of incentive stock options.

The federal research and experimentation tax credit was extended on January 2, 2013 by the signing of the American Taxpayer Relief Act of 2012, or the ‘Act’. The Act retroactively extended this tax credit from January 1, 2012 through December 31, 2013. Because the Act was enacted during 2013, an income tax benefit of $0.6 million related to the 2012 research and experimentation tax credit is reflected as a discrete item in our results of operations for the six months ended June 30, 2013.

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

This cyclicality may not be seen as prominently in our revenue due to the ratable recognition of listing revenue. However, the seasonality results in higher cash flows during the first quarter as most listings are annual and fully paid at the time the listing is purchased. As we introduce new products for property owners, managers and travelers, the seasonality of those transactions may vary from the seasonality of our subscription listing sales. We also experience seasonality in the number of visitors to our websites, with the first quarter having the highest number of visitors. This is reflected in our quarterly financial results when we add customer service staff and hosting capabilities to support the increase.

Our operating results may fluctuate due to a variety of factors, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful and historical results may not be indicative of future performance.

Discussion Regarding Adjusted EBITDA, Free Cash Flow and Non-GAAP Net Income and Reconciliation to GAAP

We define Adjusted EBITDA as net income (loss) plus depreciation, amortization of intangible assets; interest expense, net; income tax expense (benefit); stock-based compensation expense, all net of any foreign exchange income or expense.

The following table presents a reconciliation of net income to Adjusted EBITDA (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$5,470	$2,856	$10,765	$5,257
Add:
Depreciation and amortization	6,308	5,916	12,532	10,819
Stock-based compensation	10,136	6,948	17,592	12,146
Interest expense	—	—	—	—
Interest income	(299)	(240)	(542)	(409)
Foreign exchange (income) expense	(67)	1,541	1,468	2,292
Income tax expense (benefit)	3,286	3,791	4,831	4,681

Adjusted EBITDA	$24,834	$20,812	$46,646	$34,786

We define free cash flow as our cash provided by operating activities, adjusted for cash interest expense and excess tax benefit (shortfall) from stock-based compensation, and subtracting capital expenditures. For the purpose of calculating free cash flow, we consider purchases of property, equipment, leasehold improvements for our offices, and software licenses, including costs associated with internally developed software, as capital expenditures.

The following table presents a summary of cash flows and a reconciliation of cash flows from operating activities to free cash flows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Cash provided by operating activities	$21,811	$21,579	$59,292	$54,939
Excess tax benefit from stock-based compensation	2,887	1,927	4,245	2,530
Capital expenditures	(5,501)	(5,463)	(11,006)	(11,272)

Free cash flow	$19,197	$18,043	$52,531	$46,197

We define non-GAAP net income as our net income (loss) plus the after-tax effect of stock-based compensation expense and amortization of intangible assets, utilizing an effective tax rate of 35%. The income tax effect of adjustments to non-GAAP net income assists investors in understanding the tax provision related to those adjustments and the effective tax rate of 35% related to ongoing operations.

The following table presents a reconciliation of net income to non-GAAP net income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$5,470	$2,856	$10,765	$5,257
Add:
Stock-based compensation	10,136	6,948	17,592	12,146
Amortization expense	2,995	3,282	6,175	5,730
Related tax effect	(4,595)	(3,581)	(8,318)	(6,257)

Non-GAAP net income	$14,006	$9,505	$26,214	$16,876

Adjusted EBITDA, free cash flow and non-GAAP net income are financial measures that are not calculated in accordance with accounting principles generally accepted in the United States, or GAAP. However, we believe that the use of Adjusted EBITDA, free cash flow and non-GAAP net income are useful to investors in evaluating our operating performance for the following reasons:

•	our management uses Adjusted EBITDA, free cash flow and non-GAAP net income in conjunction with GAAP financial measures as part of our assessment of our business and in communications with our board of directors concerning our financial performance;

•	Adjusted EBITDA, free cash flow and non-GAAP net income provide consistency and comparability with our past financial performance, facilitate period-to-period comparisons of operations, and also facilitate comparisons with other peer companies, many of which use similar non-GAAP financial measures to supplement their GAAP results;

•	securities analysts use Adjusted EBITDA, free cash flow and non-GAAP net income as supplemental measures to evaluate the overall operating performance of companies; and

•	Adjusted EBITDA and non-GAAP net income exclude non-cash charges, such as depreciation, amortization and stock-based compensation, because such non-cash expenses in any specific period may not directly correlate to the underlying performance of our business operations and can vary significantly between periods.

Adjusted EBITDA, free cash flow and non-GAAP net income should not be reviewed in isolation. You should consider them in addition to, and not as substitutes for, measures of our financial performance reported in accordance with GAAP. Our Adjusted EBITDA, free cash flow or non-GAAP net income may not be comparable to similarly titled measures of other companies and because other companies may not calculate such measures in the same manner as we do. Adjusted EBITDA, free cash flow and non-GAAP net income have limitations as analytical tools. As an example, although depreciation and amortization are non-cash charges, the assets being depreciated or amortized will often need to be replaced in the future, and Adjusted EBITDA, free cash flow and non-GAAP net income do not reflect any cash requirements for these replacements. In addition, none of these measures reflect future requirements for contractual obligations.

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

Supplemental Financial Information

The following tables present stock-based compensation and depreciation included in the respective line items in our Consolidated Statements of Operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Stock-based compensation:
Cost of revenue	$827	$495	$1,672	$911
Product development	2,501	1,204	4,228	2,435
Sales and marketing	2,278	2,039	3,886	3,309
General and administrative	4,530	3,210	7,806	5,491

Total	$10,136	$6,948	$17,592	$12,146

Depreciation:
Cost of revenue	$1,088	$887	$2,111	$1,706
Product development	759	571	1,443	1,120
Sales and marketing	1,033	825	1,977	1,591
General and administrative	433	351	826	672

Total	$3,313	$2,634	$6,357	$5,089

Liquidity and Capital Resources

From our incorporation in 2004 until June 30, 2013, we financed our operations and acquisitions primarily through private placements of our capital stock and bank borrowings, which have been fully repaid, our initial public offering in July 2011, which generated net proceeds of approximately $146.2 million, after deducting underwriting discounts and other expenses incurred for the sale of our common stock, and from cash flows from operations. As of June 30, 2013, our cash, cash equivalents and short-term investments totaled $336.3 million, compared to $269.8 million at December 31, 2012. At June 30, 2013, this amount included assets held in certain of our foreign operations totaling approximately $71.4 million. If these assets were distributed to the U.S., we may be subject to additional U.S. taxes in certain circumstances (subject to an adjustment for foreign tax credits) and foreign withholding taxes. We actively monitor the third-party depository institutions and money market funds that hold these assets, primarily focusing on the safety of principal and secondarily maximizing yield on these assets. We diversify our cash and cash equivalents and investments among various financial institutions and money market funds in order to reduce our exposure should any one of these financial institutions or money market funds fail or encounter difficulties. To date, we have not experienced any material loss or lack of access to our invested cash, cash equivalents or short-term investments; however, we can provide no assurances that access to our invested cash, cash equivalents or short-term investments will not be impacted by adverse conditions in the financial markets. We have funds in our operating accounts that are deposited with third party financial institutions. These balances in the U.S. may exceed the Federal Deposit Insurance Corporation (FDIC) insurance limits. While we monitor the cash balances in our operating accounts, these cash balances could be adversely impacted if the underlying financial institutions fail and could be subject to other adverse conditions in the financial markets.

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2013	2012
	(in thousands)
Consolidated Statements of Cash Flow Data:
Net cash provided by operating activities	$59,292	$54,939
Net cash used in investing activities	(92,965)	(55,823)
Net cash provided by financing activities	28,205	18,302
Effect of exchange rate changes on cash	(2,131)	(925)

Net increase in cash and cash equivalents	(7,599)	16,493
Cash and cash equivalents at beginning of period	189,478	118,208

Cash and cash equivalents at end of period	$181,879	$134,701

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $59.3 million in the six months ended June 30, 2012 compared to $54.9 million in the comparable prior year period, representing an increase of $4.4 million, or 7.9%.

A key driver of our cash from operations is the upfront collection of fees for new and renewed listing subscriptions. In the six months ended June 30, 2013, cash was generated primarily through an increase in new and renewed listing subscriptions, resulting in higher upfront collection of listing fees and increased deferred revenue of $29.4 million. During the six months ended June 30, 2013, we generated net income of $10.8 million. Included in our net income was depreciation expense of $6.4 million, amortization expense of $6.2 million, non-cash stock-based compensation of $17.6 million and a decrease in non-cash deferred income taxes of $1.7 million. Net income, excluding these non-cash reductions, contributed $39.3 million to cash provided by operating activities.

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

Net Cash Used in Investing Activities

Net cash used in investing activities was $93.0 million in the six months ended June 30, 2013 compared to $55.8 million in the comparable period in the prior year, representing an increase of $37.2 million. Our investing activities reflect acquisitions we have made as well as capital expenditures and changes in our short-term investments. We may have acquisitions in the future that could have a material impact on our cash flows and operations.

During the six months ended June 30, 2013, capital expenditures were $11.0 million and included $4.3 million in capitalized software development costs. Purchases of short-term investments, net of proceeds received from the sale and maturities of short-term investments, were $76.6 million and cash outflows related to the net settlement of foreign currency forwards were $765,000. We also increased our minority stake in a privately held company in China for $3.7 million.

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

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $28.2 million in the six months ended June 30, 2013 compared to $18.3 million in the comparable prior year period, representing an increase of $9.9 million.

Cash provided by financing activities in each of the six months ended June 30, 2013 and 2012 was primarily comprised of proceeds from the exercise of stock options to purchase common stock. Additionally, in the six-month periods ended June 30, 2013 and 2012, approximately $4.2 million and $2.5 million of cash provided was related to excess tax benefits from stock-based compensation, respectively.

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

Contractual Obligations and Commitments

The majority of our property owners and managers pay for their listings by credit card because it simplifies and expedites the payment process and is a relatively secure form of payment. We have multiple agreements with credit card companies to support these activities. Most of our property owners and managers purchase an annual listing, for which payment is made at the beginning of the listing. There is a risk that we may fail to fully perform our obligations under the listing, which could result in an obligation of the credit card companies to reimburse their customers for a portion or the entire listing fee. We would be obligated to reimburse the credit card companies for all such amounts they make pursuant to our agreements with them.

As of June 30, 2013, we have 135,000 Euros in restricted deposits to protect the bank from default on credit cards used in our operations, and 200,000 Swiss francs in restricted deposits to collateralize a bank guarantee related to our European headquarters lease in Geneva, Switzerland. As we enter into new leases, and as we make changes to our credit card merchants and acquiring banks, we may have increases to restricted cash and deposits.

As of June 30, 2013, we have reserved $6.6 million for uncertain tax positions, including interest and penalties. We are unable to make a reasonably reliable estimate as to when or if a cash settlement with taxing authorities will occur. For additional information regarding uncertain tax positions, see Note 11 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of our Annual Report on Form 10-K.

On July 3, 2013, we entered into a lease agreement (the “Lease”) for approximately 114,665 square feet of office space. The term of the Lease is eleven and one-half (11  1⁄2) years and is scheduled to commence on September 1, 2014. The commencement date may be adjusted in the event the landlord does not complete construction of the building prior to such date. In the event the landlord does not commence construction by December 15, 2013, or deliver the building subject to the Lease to us by December 15, 2014, we have the option to terminate the Lease. Future minimum lease payments under the Lease will range from $108,000 per month to $269,000 per month.

Off-Balance Sheet Arrangements

During the six months ended June 30, 2013, we did not, and we do not currently, have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Pronouncements

See Note 2 in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, for a full description of recent accounting pronouncements which is incorporated herein by reference.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Foreign currency exchange risk. We have subsidiaries in the United Kingdom, France, Germany, Switzerland, The Netherlands, Spain, Australia, Brazil, Colombia, Thailand and Italy. Our subsidiaries generally use the local currency as their functional currency, which we translate into U.S. dollars for consolidation.

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates involving the Euro, the British pound, the Brazilian Reais, the Swiss Franc and the Australian dollar. We currently enter into forward contracts to hedge fluctuations in the value of certain intercompany debt denominated in foreign currencies but do not enter into any derivative financial instruments for trading or speculative purposes. Fluctuations in currency exchange rates could harm our business in the future. Because we conduct a significant and growing portion of our business outside the United States but report our results in U.S. dollars, we face exposure to adverse movements in currency exchange rates, which may cause our revenue and operating results to differ materially from expectations. In addition, the results of operations of many of our internationally focused websites are exposed to foreign exchange rate fluctuations as the financial results of the applicable subsidiaries are translated from the local currency into U.S. dollars upon consolidation. A decline in the U.S. dollar relative to foreign currencies would increase our non-U.S. revenue and improve our operating results. Conversely, if the U.S. dollar strengthens relative to foreign currencies, our revenue and operating results would be adversely affected. The effect of an immediate 10% adverse change in exchange rates on foreign denominated cash and receivables as of June 30, 2013, would result in a loss of approximately $500,000 and a reduction in value on the balance sheet of approximately $7.9 million.

Investments and Interest Rate Sensitivity. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in short-term, high-quality, interest-bearing securities. To minimize our exposure to an adverse shift in interest rates, we invest in short-term securities and maintain an average maturity of two years or less.

We have a non-controlling equity investment in a privately-held company in China. Since our ownership interest is less than 20% and we do not have the ability to exert significant influence, we account for this non-marketable equity investment using the cost method of accounting. As of June 30, 2013, the carrying value of this investment was $10.1 million.

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have acquired 19 businesses and made one equity investment in a company since our inception. The businesses we have acquired or invested in may not perform as well as we expect. Failure to manage and successfully integrate recently acquired businesses and technologies could harm our operating results and our prospects. If the company we invested in does not perform well, our investment could become impaired and our financial results could be negatively impacted.

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

As our operations have expanded, we have acquired businesses or established offices around the world. As of June 30, 2013, we maintained offices in the United States, France, the United Kingdom, Germany, Brazil, Switzerland, Spain, Australia, Colombia and Thailand and operate websites in several additional countries. We have limited operating and e-commerce experience in many foreign jurisdictions and are making significant investments to build our international operations. We plan to continue our efforts to expand globally, including the acquisition of international businesses and establishment of foreign offices in jurisdictions where we do not currently operate. Managing a global organization is difficult, time consuming and expensive and any international expansion efforts that we may undertake may not be successful. In addition, conducting international operations subjects us to risks that we generally do not face in the United States. These risks include:

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

Since our inception, we have experienced rapid growth. As our operations have expanded, we have grown from 87 employees at December 31, 2005 to 1,408 employees at June 30, 2013, of whom 533 were located outside the United States. Our business is becoming increasingly complex, especially in light of the continued rapid evolution of our industry and e-commerce, our relatively limited operating history and our reliance on multiple websites throughout the world. This complexity and our rapid growth have demanded, and will continue to demand, substantial resources and attention from our management. We expect to continue to increase headcount and to hire more specialized personnel in the future as we grow our business. We will need to continue to hire, train and manage additional qualified website developers, software engineers, client and account services personnel, and sales and marketing staff and improve and maintain our technology to properly manage our growth. If our new hires perform poorly, if we are unsuccessful in hiring, training, managing and integrating these new employees or if we are not successful in retaining our existing employees, our business may be harmed.

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

Because we conduct a significant portion of our business outside the United States but report our results in U.S. dollars, we face exposure to adverse movements in currency exchange rates, which may cause our revenue and operating results to differ materially from expectations. In addition, the results of operations of many of our internationally focused websites are exposed to foreign exchange rate fluctuations as the financial results of the applicable subsidiaries are translated from the local currency into U.S. dollars upon consolidation. A decline in the U.S. dollar relative to foreign currencies would increase our non-U.S. revenue, when translated into U.S. dollars. Conversely, if the U.S. dollar strengthens relative to foreign currencies, our revenue would be adversely affected. Our operating results could be negatively impacted depending on the amount of expense denominated in foreign currencies. Revenue in the three months ended June 30, 2013 was positively impacted by foreign currency translation of approximately $24,000, while revenue in the six months ended June 30, 2013 was negatively impacted by foreign currency translation of approximately $99,000. Revenue in the three and six months ended June 30, 2012 was negatively impacted by foreign currency translation of approximately

$2.5 million and $3.4 million, respectively. As exchange rates vary, revenue, cost of revenue, operating expenses and other operating results, when translated, may differ materially from expectations. In addition, our revenue and operating results are subject to fluctuation if our mix of U.S. and foreign currency denominated transactions and expenses changes in the future. In addition, we maintain intercompany loans and payables which are subject to translation losses due to foreign exchange fluctuation. We may enter into hedging arrangements in order to manage foreign currency exposure but such activity may not completely eliminate fluctuations in our operating results.

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

Some websites operated by competitors address the wider fragmented travel lodging market, such as AirBnB, (worldwide) and HouseTrip (United Kingdom), by listing both rooms or the owner’s primary home for short term rental. The properties offered by these individuals increase both the number of rental opportunities available to travelers and the competition for the attention of the traveler which could affect the number of people who use our websites. Some vacation rental property owners also list on these websites, and consequently these companies compete with us to some extent today and could become more significant competitors in the future.

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

As of June 30, 2013, we had six patent applications and no issued patents. Any future patents issued to us may be challenged, invalidated or circumvented, may not provide sufficiently broad protection or may not prove to be enforceable in actions against alleged infringers. Furthermore, effective patent, trademark, copyright and trade secret protection may not be available in every country in which our products are available over the Internet. In addition, the legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain and still evolving.

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

As of June 30, 2013, our executive officers, directors, current five percent or greater stockholders and affiliated entities together beneficially own approximately 31.3% of our common stock outstanding. As a result, these stockholders, acting together, may be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership could limit other stockholders’ ability to influence corporate matters and may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if such a change of control would benefit our other stockholders. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders.

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

There have been no material changes in the planned use of proceeds from the Company’s IPO from that described in the final prospectus filed with the SEC pursuant to Rule 424(b) on June 28, 2011. With the proceeds of the offering, the Company redeemed its outstanding shares of Series A and B preferred stock for $65.1 million, as well as paid in full all accrued but unpaid dividends on its outstanding shares of Series C preferred stock, which totaled $32.9 million. In addition, during the year ended December 31, 2012, the Company invested $16.1 million, net of cash acquired, for the acquisition of Top Rural S.L. in Spain and $6.4 million for a non-controlling equity investment in a private company in China. During the six months ended June 30, 2013, the Company invested an additional $3.7 million for a further non-controlling equity investment in the same private company in China.

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

HOMEAWAY, INC.

Dated: July 31, 2013	By:	/s/ Lynn Atchison
Lynn Atchison
Chief Financial Officer and Secretary

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation, as currently in effect	S-1	333-172178	3.2	March 11, 2011

3.2	Amended and Restated Bylaws, as currently in effect	S-1	333-172178	3.4	March 11, 2011

10.1*	Lease Agreement between Domain Junction 2 LLC, Landlord, and the Registrant, Tenant, dated July 3, 2013

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Furnished herewith.
**	XBRL information is furnished and not filed or part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections.