Form 10-Q
period 2013-09-30
HOMEAWAY INC
filed 2013-11-07
CIK 1366684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date.

Class	Outstanding at October 29, 2013
Common Stock, $0.0001 par value per share	85,832,350

HomeAway, Inc.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

HomeAway, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except for share and per share information)

(unaudited)

	September 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$192,395	$189,478
Short-term investments	160,044	80,330
Accounts receivable, net of allowance for doubtful accounts of $847 and $633 as of September 30, 2013 and December 31, 2012, respectively	17,373	16,343
Income tax receivable	2,315	775
Prepaid expenses and other current assets	9,359	7,312
Restricted cash	183	284
Deferred tax assets	5,455	5,425

Total current assets	387,124	299,947
Property and equipment, net	37,294	32,901
Goodwill	330,340	312,412
Intangible assets, net	56,691	59,727
Restricted cash	576	230
Deferred tax assets	578	1,807
Other non-current assets	18,632	15,651

Total assets	$831,235	$722,675

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,949	$6,613
Income tax payable	114	11,137
Accrued expenses	38,763	33,856
Deferred revenue	149,052	126,351

Total current liabilities	192,878	177,957
Deferred revenue, less current portion	2,636	2,879
Deferred tax liabilities	16,258	17,615
Other non-current liabilities	8,654	7,191

Total liabilities	220,426	205,642

Redeemable noncontrolling interests (see Note 8)	8,757	—
Stockholders’ equity
Common stock: $0.0001 par value; 350,000,000 shares authorized; 85,798,100 and 83,441,153 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	9	8
Additional paid-in capital	684,103	618,700
Accumulated other comprehensive loss	(5,078)	(5,450)
Accumulated deficit	(76,982)	(96,225)

Total stockholders’ equity	602,052	517,033

Total liabilities and stockholders’ equity	$831,235	$722,675

The accompanying notes are an integral part of these financial statements.

HomeAway, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except for per share information)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue:
Listing	$75,498	$61,392	$215,593	$175,601
Other	14,650	11,736	40,627	33,246

Total revenue	90,148	73,128	256,220	208,847
Costs and expenses:
Cost of revenue (exclusive of amortization shown separately below)	13,322	11,278	40,448	33,105
Product development	15,193	11,034	42,033	31,060
Sales and marketing	28,561	22,492	83,795	71,300
General and administrative	17,525	14,547	51,643	42,036
Amortization expense	2,730	3,298	8,905	9,028

Total costs and expenses	77,331	62,649	226,824	186,529

Operating income	12,817	10,479	29,396	22,318
Other income (expense):
Interest income	306	275	848	684
Other income (expense)	(458)	109	(1,983)	(2,201)

Total other income (expense)	(152)	384	(1,135)	(1,517)

Income before income taxes	12,665	10,863	28,261	20,801
Income tax expense	(4,312)	(5,708)	(9,143)	(10,389)

Net income	8,353	5,155	19,118	10,412
Net loss attributable to noncontrolling interests	(125)	—	(125)	—

Net income attributable to HomeAway, Inc.	$8,478	$5,155	$19,243	$10,412

Net income per share attributable to HomeAway, Inc.:
Basic	$0.10	$0.06	$0.23	$0.13
Diluted	$0.10	$0.06	$0.22	$0.12

Weighted average number of shares outstanding:
Basic	85,452	82,686	84,805	82,107
Diluted	88,215	85,043	87,738	84,811

The accompanying notes are an integral part of these financial statements.

HomeAway, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$8,353	$5,155	$19,118	$10,412
Other comprehensive income (loss):
Foreign currency translation adjustments (net of $0 tax)	5,302	1,757	559	(467)
Unrealized gain (loss) on short-term investments (net of $0 tax)	410	223	(187)	362

Total other comprehensive income (loss)	5,712	1,980	372	(105)
Less: Comprehensive loss attributable to noncontrolling interests	(125)	—	(125)	—

Comprehensive income attributable to HomeAway, Inc.	$14,190	$7,135	$19,615	$10,307

The accompanying notes are an integral part of these financial statements.

HomeAway, Inc.

Consolidated Statement of Changes in Stockholders’ Equity

(In thousands)

(unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2012	83,441	$8	$618,700	$(5,450)	$(96,225)	$517,033
Issuance of stock under Company plans, net of shares withheld for taxes	2,357	1	31,577	—	—	31,578
Stock-based compensation	—	—	27,589	—	—	27,589
Excess tax benefits related to employee stock options	—	—	6,237	—	—	6,237
Other comprehensive income	—	—	—	372	—	372
Net income attributable to HomeAway, Inc.	—	—	—	—	19,243	19,243

Balance at September 30, 2013	85,798	$9	$684,103	$(5,078)	$(76,982)	$602,052

The accompanying notes are an integral part of these financial statements.

HomeAway, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities
Net income	$19,118	$10,412
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,835	8,037
Amortization of intangible assets	8,905	9,028
Amortization of premiums on securities and other	3,102	1,827
Stock-based compensation	27,589	19,556
Excess tax benefit from stock-based compensation	(6,237)	(7,344)
Deferred income taxes	(833)	(3,726)
Net realized/unrealized foreign exchange (gain) loss	665	(43)
Realized loss on foreign currency forwards	861	1,910
Changes in operating assets and liabilities, net of assets and liabilities assumed in business combinations:
Accounts receivable	(577)	235
Income tax receivable	(1,399)	75
Prepaid expenses and other assets	(1,557)	(6,369)
Accounts payable	(1,740)	1,766
Accrued expenses	2,982	2,584
Income tax payable	(4,708)	7,747
Deferred revenue	21,023	21,939
Other non-current liabilities	967	3,017

Net cash provided by operating activities	77,996	70,651

Cash flows from investing activities
Acquisition of businesses, net of cash acquired	(11,620)	(16,207)
Change in restricted cash	(248)	757
Purchases of intangibles and other assets	(576)	(243)
Purchases of non-marketable equity investment	(3,667)	(6,446)
Purchases of short-term investments	(120,103)	(47,392)
Proceeds from maturities and redemptions of marketable securities	37,100	28,418
Net settlement of foreign currency forwards	(861)	(1,910)
Purchases of property and equipment	(14,661)	(14,641)

Net cash used in investing activities	(114,636)	(57,664)

Cash flows from financing activities
Proceeds from exercises of options to purchase common stock	31,578	21,984
Excess tax benefit from stock-based compensation	6,237	7,344

Net cash provided by financing activities	37,815	29,328

Effect of exchange rate changes on cash	1,742	414

Net increase in cash and cash equivalents	2,917	42,729
Cash and cash equivalents at beginning of period	189,478	118,208

Cash and cash equivalents at end of period	$192,395	$160,937

Cash paid for taxes	$13,660	$7,522

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of HomeAway, Inc. and its wholly owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, for interim financial reporting and applicable quarterly reporting regulations of the Securities and Exchange Commission, or the SEC. All significant intercompany transactions and balances have been eliminated. In the opinion of the Company’s management, the accompanying interim unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting of normal recurring adjustments and those items discussed in these Notes, necessary for a fair presentation of the Company’s financial position, as of September 30, 2013; results of operations for the three and nine months ended September 30, 2013 and September 30, 2012; comprehensive income for the three and nine months ended September 30, 2013 and September 30, 2012; cash flows for the nine months ended September 30, 2013 and September 30, 2012; and stockholders’ equity for the nine months ended September 30, 2013. Certain information and disclosures normally included in the notes to the annual financial statements prepared in accordance with GAAP have been omitted from these interim unaudited condensed consolidated financial statements pursuant to the rules and regulations of the SEC. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2012. Operating results for this interim period are not necessarily indicative of the results that may be expected for the year ending December 31, 2013, or for any other period.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. These differences could have a material effect on the Company’s future results of operations and financial position. Significant items subject to estimates and assumptions include certain revenue, the allowance for doubtful accounts, the fair value of short-term investments, the carrying amounts of goodwill and other indefinite-lived intangible assets, depreciation and amortization, the valuation of stock options, deferred income taxes and the fair value of noncontrolling interests.

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

Money Market Funds and Short-Term Investments

The Company’s cash equivalents, restricted cash and short-term investments classified as Level 1 are valued using quoted prices generated by market transactions involving identical assets. Short-term investments classified as Level 2 are valued using non-binding market consensus prices that are corroborated with observable market data; quoted market prices for similar instruments in active markets; or pricing models, such as a discounted cash flow model, with all significant inputs derived from or corroborated with observable market data. The Company did not hold any cash equivalents, restricted cash or short-term investments categorized as Level 3 as of September 30, 2013 or December 31, 2012.

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

The following table summarizes the basis used to measure certain financial assets and liabilities at fair value on a recurring basis in the Company’s consolidated balance sheets at September 30, 2013 (in thousands):

	Balance as of September 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents
Money market funds	$83,902	$83,902	$—	$—

Total cash equivalents	83,902	83,902	—	—
Restricted cash
Money market funds	759	759	—	—

Total restricted cash	759	759	—	—
Short-term investments
Certificates of deposit	2,055	—	2,055	—
Corporate bonds	113,947	—	113,947	—
U.S. government agency bonds	1,005	—	1,005	—
Municipal bonds	43,037	—	43,037	—

Total short-term investments	160,044	—	160,044	—

Total financial assets	$244,705	$84,661	$160,044	$—

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

Cash and Cash Equivalents

Cash and cash equivalents include investments in money market funds and certificates of deposit that are readily convertible into cash. Cash and cash equivalents are stated at cost, which approximates fair value. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consisted of the following at September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013	December 31, 2012
Demand deposit accounts	$108,493	$53,164
Money market funds	83,902	136,314

Total	$192,395	$189,478

Restricted Cash

Restricted cash of $759,000 and $514,000 at September 30, 2013 and December 31, 2012, respectively, was held in money market funds owned by the Company in conjunction with leased office space and to secure credit card availability and reimbursable direct debits due from the Company.

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

Cash flows from purchases, sales and maturities of available-for-sale securities are classified as cash flows from investing activities and reported gross, including any related premiums or discounts. Premiums related to purchases of available-for-sale securities were $7,546,000 and $2,219,000 during the nine months ended September 30, 2013 and 2012, respectively. Fair values are based on quoted market prices. Short-term investments consisted of the following at September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013
	Gross Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Certificates of deposit	$2,056	$1	$(2)	$2,055
Corporate bonds	113,966	91	(110)	113,947
U.S. government agency bonds	1,004	1	—	1,005
Municipal bonds	43,123	8	(94)	43,037

Total short-term investments	$160,149	$101	$(206)	$160,044

	December 31, 2012
	Gross Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Certificates of deposit	$502	$—	$—	$502
Corporate bonds	66,918	116	(45)	66,989
U.S. government agency bonds	1,011	2	—	1,013
Municipal bonds	11,817	9	—	11,826

Total short-term investments	$80,248	$127	$(45)	$80,330

For fixed income securities that have unrealized losses as of September 30, 2013, the Company does not have the intent to sell any of these investments and it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. The Company has evaluated these fixed income securities and determined that no credit losses exist. Accordingly, the Company has determined that the unrealized losses on fixed income securities as of September 30, 2013 were temporary in nature.

The following table summarizes the contractual underlying maturities of the Company’s short-term investments at September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013
	Less than 1 Year	1 to 3 Years	Total
Certificates of deposit	$—	$2,055	$2,055
Corporate bonds	50,551	63,396	113,947
U.S. government agency bonds	1,005	—	1,005
Municipal bonds	3,527	39,510	43,037

Total short-term investments	$55,083	$104,961	$160,044

	December 31, 2012
	Less than 1 Year	1 to 3 Years	Total
Certificates of deposit	$3	$499	$502
Corporate bonds	41,307	25,682	66,989
U.S. government agency bonds	—	1,013	1,013
Municipal bonds	8,249	3,577	11,826

Total short-term investments	$49,559	$30,771	$80,330

Non-marketable Equity Investment

During the nine months ended September 30, 2013, the Company invested an additional $3,667,000 for a non-controlling equity interest in a privately-held company in China. As of September 30, 2013, the total carrying value of the Company’s investment in the privately-held company was $10,113,000. The Company’s investment in the privately-held company is reported using the cost method of accounting or marked down to fair value when an event or circumstance indicates an other-than-temporary decline in value has occurred. It was not practicable to estimate the fair value of this asset as of September 30, 2013. No event or circumstance indicating an other-than-temporary decline in value of the Company’s interest in the non-marketable equity investment was identified. This investment is recorded in other non-current assets on the consolidated balance sheets.

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

The Company capitalizes certain internally developed software and website development costs. These capitalized costs were approximately $29,045,000 and $23,985,000 at September 30, 2013 and December 31, 2012, respectively, and are included in property and equipment, net, in the balance sheet. Internally developed software costs are generally depreciated over five years.

The Company recorded depreciation expense on internally developed software and website development costs as follows for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Depreciation expense on internally developed software and website development costs	$1,008	$888	$2,760	$2,273

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

The Company performs an evaluation of goodwill and indefinite-lived intangible assets for impairment annually during October. The determination of whether or not goodwill or indefinite-lived intangible assets have become impaired involves a significant level of judgment. Changes in the Company’s strategy and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of goodwill or intangible assets.

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

The following table summarizes the excess tax benefit that the Company recorded for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Excess tax benefit from stock-based compensation	$1,992	$4,814	$6,237	$7,344

This tax benefit has been recorded as additional paid-in capital on the Company’s consolidated balance sheets as of September 30, 2013 and December 31, 2012.

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

The Company may be subject to income tax audits by the respective tax authorities in any or all of the jurisdictions in which the Company operates. The Company is currently undergoing an audit at its subsidiary in Germany. Significant judgment is required in determining uncertain tax positions. The Company recognizes the benefit of uncertain income tax positions only if these positions are more likely than not to be sustained. Also, the recognized income tax benefit is measured at the largest amount that is more than 50% likely of being realized. The Company adjusts these reserves in light of changing facts and circumstances, such as the closing of an audit or the refinement of an estimate. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records interest and penalties related to unrecognized tax benefits as a component of income tax expense. The countries in which the Company may be subject to potential examination by tax authorities include the United States, Switzerland, the United Kingdom, Germany, France, Spain, the Netherlands, Brazil, Australia, Colombia, Italy,Thailand and Singapore.

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

The following table summarizes the foreign currency transaction gain (loss) that the Company recorded for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Foreign currency transaction gain (loss)	$(482)	$7	$(1,950)	$(2,285)

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

The following tables show the fair value and notional principal amounts of our outstanding or unsettled derivative instruments that are not designated as hedging instruments at September 30, 2013 and December 31, 2012 (in thousands):

	Balance Sheet Caption	September 30, 2013
		Significant Other Observable Inputs (Level 2)	U.S. Dollar Notional
Foreign exchange-forward contracts (current)	Prepaid expenses and other current assets	$145	$6,760
Foreign exchange-forward contracts (current)	Accrued expenses	(2,205)	92,610

	Total	$(2,060)	$99,370

	Balance Sheet Caption	December 31, 2012
		Significant Other Observable Inputs (Level 2)	U.S. Dollar Notional
Foreign exchange-forward contracts (current)	Prepaid expenses and other current assets	$301	$26,329
Foreign exchange-forward contracts (current)	Accrued expenses	(19)	4,455

	Total	$282	$30,784

Net Income Per Share Attributable to HomeAway, Inc.

Basic net income per share attributable to HomeAway, Inc. is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted income per share attributable to HomeAway, Inc. is computed by dividing net income by the weighted average common shares outstanding plus potentially dilutive common shares.

Restricted stock awards provide the holder of unvested shares the right to participate in dividends declared on the Company’s common stock. Accordingly, these shares are included in the weighted average shares outstanding for the computation of basic earnings per share attributable to HomeAway, Inc. in periods of undistributed earnings. Restricted stock awards are excluded from the basic earnings per share attributable to HomeAway, Inc. in periods of undistributed losses as the holders are not contractually obligated to participate in the losses of the Company. Unvested restricted stock units do not provide the holder the right to participate in dividends declared on the Company’s common stock. Accordingly, these shares are excluded in the weighted average shares outstanding for the computation of basic earnings per share attributable to HomeAway, Inc. in periods of undistributed earnings or losses.

Comprehensive Income (Loss) Attributable to HomeAway, Inc.

Comprehensive income (loss) attributable to HomeAway, Inc. consists of net income (loss), cumulative foreign currency translation adjustments, unrealized gains and losses on available-for-sale securities and comprehensive income (loss) attributable to noncontrolling interests.

Recent Accounting Pronouncements

In July 2013, the FASB issued new accounting guidance that permits the Fed Funds Effective Swap Rate to be used as a U.S. benchmark interest rate for hedge accounting purposes. The new standard is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. This guidance does not have a material impact on the Company’s financial position, results of operations, or cash flows as the Company does not apply hedge accounting for its derivative instruments.

3. Business Combinations

travelmob

On August 30, 2013, the Company acquired 100% of the outstanding stock of travelmob Pte. Ltd. (“travelmob”) for $20.0 million, net of cash acquired and concurrently sold a non-controlling interest in travelmob back to certain sellers for $8.5 million. Transaction costs of $135,000 and $191,000 were expensed during the three and nine months ended September 30, 2013, respectively. These acquisition-related costs were included in general and administrative expenses in the consolidated statement of operations.

Travelmob features over 14,000 Asia Pacific short- term rental listings including luxury villas, urban apartments, houseboats, a private island as well as shared spaces.

The acquired goodwill represents synergies associated with adding travelmob to the Company’s marketplace of websites to provide travelers with a broader inventory selection of vacation properties to choose from and provides the Company with a platform to serve the Asian market. Goodwill is not deductible for tax purposes. The trade name has an estimated useful life of 10 years from the date of acquisition, the developed technology has an estimated useful life of 7 years from the date of acquisition and the customer relationships have an estimated useful life of 13 years from the date of acquisition.

The results of travelmob have been included in the Company’s consolidated results since the acquisition date in August 2013. Proforma results of operations related to this acquisition have not been presented since travelmob’s operating results up to the date of acquisition were not material to the Company’s consolidated financial statements.

The following table summarizes the Company’s acquisition during the period ended September 30, 2013 with amounts shown below as fair values at the acquisition date (in thousands):

travelmob Pte. Ltd.
Net tangible assets (liabilities) acquired
Cash	$63
Deferred revenue	(43)
Other	(594)

Total tangible assets (liabilities) acquired	(574)
Deferred tax liabilities	(649)
Trade name	641
Developed technology	3,045
Customer relationships	1,172

travelmob Pte. Ltd.
Goodwill	16,630
Noncompete agreement	150
Redeemable noncontrolling interests	(8,882)

Purchase price	11,533
Less: Cash acquired	63

Net purchase price	$11,470

Tangible net liabilities were valued at their respective carrying amounts, which the Company believes approximate their current fair values at the respective acquisition dates.

The valuation of identifiable intangible assets acquired reflects management’s estimates based on, among other factors, use of established valuation methods. The value of the acquired trade names and developed technology was determined using a relief from royalty method. Non-competition agreements have been valued based on other arms’ length transactions between the Company and selling shareholders in past acquisitions. Customer relationships were valued by projecting the estimated cash flow from the Company’s existing customer relationships. Identifiable intangible assets with definite lives are amortized over the period of estimated benefit using the straight-line method and the estimated useful lives of 7 to 13 years. The straight-line method of amortization represents the Company’s best estimate of the distribution of the economic value of the identifiable intangible assets. Goodwill represents the excess of the net purchase price over the fair value of the net tangible and identifiable intangible assets acquired and the fair value of any noncontrolling interests. The fair value of assets acquired and liabilities assumed was based on a preliminary valuation and our estimates and assumptions are subject to change within the measurement period. The primary areas of the purchase price that are not yet finalized are related to the fair values of intangible assets acquired, certain income taxes, noncontrolling interests and residual goodwill.

Under the terms of the acquisition agreement, the Company also concurrently made a $7.0 million cash investment in the business resulting in the Company holding 68.5% of the outstanding stock and the non-controlling interest holding 31.5%, will loan travelmob up to $8.0 million over the next few years and has a call option to purchase the remaining non-controlling interest of travelmob in two installments for periods defined in the agreement beginning on December 31, 2015 and December 31, 2016, respectively. In the event the Company does not exercise its call option to purchase the remaining shares of travelmob by such deadlines, the remaining travelmob shareholders have a put option to require the Company to repurchase their remaining interest in two installments for periods defined in the agreement beginning on January 31, 2016 and February 1, 2017, respectively. The option was determined to have no value. In addition, certain other shares were reserved as part of an Employee Stock Options Plan (“ESOP”) in travelmob. Upon acquisition, the vested shares were measured at fair value and the amount attributable to the pre-combination service was included in the fair value of the noncontrolling interests.

Redeemable noncontrolling interests are measured at fair value, at the date of acquisition, and classified as mezzanine equity due to the contingent redeemable feature. The Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the noncontrolling interests to equal the redemption value at the end of each reporting period, however this adjustment will not reduce the noncontrolling interests below the initial amount recorded. See Note 8 for the reconciliation of the redeemable noncontrolling interests.

4. Goodwill and Other Intangible Assets

Goodwill

Changes in the Company’s goodwill balance for the year ended December 31, 2012 and the nine months ended September 30, 2013 are summarized in the table below (in thousands):

Balance at December 31, 2011	$301,015
Acquired in business combinations	11,190
Foreign currency translation adjustments	207

Balance at December 31, 2012	312,412
Acquired in business combinations	16,630
Foreign currency translation adjustments	1,298

Balance at September 30, 2013	$330,340

Intangible Assets

The Company’s intangible assets, excluding goodwill, consist primarily of intangible assets acquired in business combinations and were recorded at their estimated fair values on the date of acquisition. The finite-lived intangible assets are summarized in the table below (in thousands):

		September 30, 2013			December 31, 2012
	Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade names and trademarks	10	$24,833	$(4,364)	$20,469	$24,000	$(2,474)	$21,526
Developed technology	2-8	29,737	(22,899)	6,838	26,435	(20,983)	5,452
Customer relationships	5-13	62,160	(40,262)	21,898	60,321	(35,124)	25,197
Non-compete agreements and domain names	2-5	3,526	(3,069)	457	3,376	(2,853)	523

Total		$120,256	$(70,594)	$49,662	$114,132	$(61,434)	$52,698

Amortization of non-compete agreements is recorded over the term of the agreements.

The following table summarizes the amortization expense that the Company recorded for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Amortization expense	$2,730	$3,298	$8,905	$9,028

The Company has the following indefinite-lived intangible assets recorded in its consolidated balance sheets as of September 30, 2013 and December 31, 2012, respectively (in thousands):

	September 30, 2013	December 31, 2012
Trademarks, trade names and other	$7,029	$7,029

5. Accrued Expenses

The Company’s accrued expenses are comprised of the following at September 30, 2013, and December 31, 2012 (in thousands):

	September 30, 2013	December 31, 2012
Compensation and related benefits	$17,158	$16,828
Gift cards	4,534	5,655
Taxes	3,069	3,362
Marketing	3,563	1,130
Other	10,439	6,881

Total	$38,763	$33,856

6. Commitments and Contingencies

Leases

The Company leases its facilities and certain office equipment under non-cancellable operating leases.

The following table summarizes the total rental expense that the Company recorded for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Rental expense	$1,341	$1,151	$3,835	$3,278

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

Expected future claims for traveler guarantees, which are presented as a current liability in the Company’s consolidated balance sheets, and changes for the guarantees are as follows (in thousands):

Traveler guarantee liability at December 31, 2011	$247
Costs accrued for new vacation rentals	986
Guarantee obligations honored	(667)

Traveler guarantee liability at December 31, 2012	566
Costs accrued for new vacation rentals	1,643
Guarantee obligations honored	(1,186)

Traveler guarantee liability at September 30, 2013	$1,023

The Company maintains a guarantee of £5,000,000 (approximately $8,063,000 as of September 30, 2013) in favor of a bank in the United Kingdom for extending credit to the Company in connection with the wholly owned United Kingdom subsidiary’s business of collecting its subscription revenues in advance via credit card payments.

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

7. Stock-Based Compensation

During the three and nine months ended September 30, 2013, the Company issued an aggregate of 140,176 and 1,479,677 restricted stock units, respectively, under its 2011 Equity Incentive Plan, or 2011 Plan, for an aggregate fair value of $4,368,000 and $43,248,000, respectively. Additionally, during the three and nine months ended September 30, 2013, the Company issued an aggregate of 124,241 and 1,634,083 options, respectively, to purchase common stock under the 2011 Plan for an aggregate fair value of $1,762,000 and $22,622,000, respectively.

The following table summarizes the total stock-based compensation expense that the Company recorded for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Cost of revenue	$720	$831	$2,392	$1,742
Product development	2,515	1,538	6,743	3,973
Sales and marketing	2,349	1,654	6,235	4,963
General and administrative	4,413	3,387	12,219	8,878

Total	$9,997	$7,410	$27,589	$19,556

8. Redeemable Noncontrolling Interests

A reconciliation of redeemable noncontrolling interests for the three months ended September 30, 2013 is as follows (in thousands):

September 30, 2013
Balance at June 30, 2013	$—
Fair value at acquisition	8,882
Net loss attributable to noncontrolling interests	(125)

Balance at September 30, 2013	$8,757

9. Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consists of the following at September 30, 2013 and December 31, 2012, respectively (in thousands):

	September 30, 2013	December 31, 2012
Foreign currency translation	$(4,971)	$(5,530)
Unrealized gains (losses) on short-term investments	(107)	80

Total	$(5,078)	$(5,450)

10. Income Taxes

The following table summarizes the total income tax expense that the Company recorded, and the related effective tax rate, for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Income tax expense	$4,312	$5,708	$9,143	$10,389
Effective tax rate	34.0%	52.5%	32.4%	49.9%

At September 30, 2013, the Company’s effective tax rate estimate for the year ended December 31, 2013 differed from the statutory rate primarily due to non-deductible stock compensation charges, state taxes, amortization of tax charges on the intercompany sale of assets that were deferred in prior periods, which is partially offset by the benefit of disqualifying dispositions of incentive stock options, the effect of different statutory tax rates in foreign jurisdictions, and the federal research and experimentation tax credit. At September 30, 2012, the Company’s effective tax rate estimate for the year ended December 31, 2012 differed from the statutory rate primarily due to non-deductible stock compensation charges, state taxes, the effect of different statutory tax rates in foreign jurisdictions, and amortization of tax charges on the intercompany sale of assets that were deferred in prior periods, which is partially offset by the benefit of disqualifying dispositions of incentive stock options.

The federal research and experimentation tax credit was extended on January 2, 2013 by the signing of the American Taxpayer Relief Act of 2012, or the Act. The Act retroactively extended this tax credit from January 1, 2012 through December 31, 2013. Because the Act was enacted during 2013, an income tax benefit of $614,000 related to the 2012 research and experimentation tax credit is reflected as a discrete item in the Company’s results of operations for the nine months ended September 30, 2013. Additionally, the Company completed a research and experimentation credit study and recorded an additional $1,393,000 benefit during the quarter ended September 30, 2013.

The balance of unrecognized tax benefits as of September 30, 2013 is approximately $7,635,000. During the three and nine months ended September 30, 2013, the balance increased by $230,000 and $803,000, respectively, for tax positions related to the current year and the balance increased by $1.1 million and $1.6 million, respectively, for tax positions related to prior years. The Company anticipates a possible reduction in the balance of uncertain tax positions by approximately $1,137,000 in the next twelve months due to the expiration of statutes of limitation.

11. Net Income Per Share Attributable to HomeAway, Inc.

The following table sets forth the computation of basic and diluted net income per share attributable to HomeAway, Inc. of common stock (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Numerator
Net income attributable to HomeAway, Inc.	$8,478	$5,155	$19,243	$10,412

Denominator
Weighted average common shares outstanding-basic	85,452	82,686	84,805	82,107
Dilutive effect of stock options, warrants and restricted stock units	2,763	2,357	2,933	2,704

Weighted average common shares outstanding-diluted	88,215	85,043	87,738	84,811

Net income per share attributable to HomeAway, Inc.:
Basic	$0.10	$0.06	$0.23	$0.13
Diluted	$0.10	$0.06	$0.22	$0.12

The following common equivalent shares were excluded from the calculation of net income per share attributable to HomeAway, Inc. as their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Stock options and warrants	3,250	5,476	3,098	5,003
Restricted stock awards	—	5	32	4

Total common equivalent shares excluded	3,250	5,481	3,130	5,007

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

Overview

We operate the world’s largest online marketplace for the vacation rental industry. Our marketplace brings together millions of travelers seeking vacation rentals online with hundreds of thousands of property owners and managers of vacation rental properties located in 171 countries around the world. Our portfolio includes leading vacation rental websites in the United States, the United Kingdom, Germany, France, Spain, Brazil, Australia and Singapore. During the three and nine months ended September 30, 2013, our websites attracted approximately 198 million and 606 million website visits, respectively, and as of September 30, 2013, our global marketplace included more than 773,000 paid listings.

In the third quarter of 2013, we continued to focus our efforts on providing the largest selection of properties to travelers and the most qualified inquiries and bookings to property owners and managers, as we added over 53,000 paid listings, net of non-renewals, to our network from September 30, 2012 to September 30, 2013. We continue to acquire new paid listings through word-of-mouth referrals and marketing channel outreach, as well as through our inside sales organization that is primarily focused on adding new paid listings from professional property managers. In the third quarter of 2013, we acquired a controlling interest in travelmob Pte. Ltd. in Singapore, which expands our market presence in Asia Pacific. In addition, we recently added a new pay-per-booking commission based product in the U.S. This product allows owners and managers to list their property on our marketplace and pay a commission per booking in lieu of a pre-paid subscription fee. At the end of the third quarter, we had a limited number of customers signed up for this new pay-per-booking product as part of a controlled product launch that started in mid-September. The commission based model is available on HomeAway.com in the U.S. for all property owners and smaller property managers. During the fourth quarter, we plan to launch the commission based product to larger property managers. We believe over the long-term this will attract more listings which will be beneficial to travelers and will contribute to revenue growth for our business.

Historically, property owners and managers have paid us to list on our marketplace by paying for a subscription that generally is for an annual period. The subscription listing business comprises the majority of our revenues at 82.7% and 83.1% for the year-to-date periods ended September 30, 2013 and September 30, 2012, respectively. We continued to improve monetization of our subscription listing base from pricing and product changes through continued adoption of our tiered pricing structure and increase in purchases by property owners and managers of bundled listings products. This improved monetization can be seen in the increase of our average revenue per listing from $337 in the third quarter of 2012 to $390 in the third quarter of 2013. Tiered pricing is currently available to new and renewing property owners and managers on HomeAway.com and VRBO.com in the United States, HomeAway.co.uk in the United Kingdom, Abritel.fr in France, HomeAway.de in Germany, HomeAway.es in Spain, HomeAway.it in Italy and AlugueTemporada.com.br in Brazil. It allows owners and managers to improve their position in search results by purchasing a higher subscription level or tier. We believe property owners and managers increasingly will elect to purchase higher tiers, which would increase overall average revenue per listing in future periods. At the same time, by keeping base prices low, we believe the number of paid listings can continue to grow. Although we plan to launch tiered pricing on our other websites as well, we may use different strategies as we enter new markets and geographies or attempt to further penetrate the professional property manager market which could result in lower average revenue per listing.

Enablement of e-commerce on our websites has been and will continue to be a focus for our Company. In the third quarter of 2013, we continued to see adoption of our online payments platform, called ReservationManager™, which is currently available on HomeAway.com and VRBO.com in the United States, HomeAway.co.uk in the United Kingdom, Abritel.fr in France and HomeAway.de in Germany. ReservationManager enables property owners and managers to respond to and manage inquiries, prepare and send rental quotes and payment invoices; allows travelers to book online, including the ability to enter into rental agreements online; and process online payments via credit card or eCheck. Additionally in some countries, through ReservationManager, property owners and managers can make value-added products such as property damage protection available for purchase. We believe that adoption of this product over time will allow us to earn more revenue from ancillary products while providing a more secure payment mechanism for travelers. We plan to introduce new products and services for travelers, property owners and managers, which we believe will provide further opportunities to generate revenue through our marketplace, including a pay-for-booking product for our property owners and managers.

We believe that bringing travelers to our online marketplace is necessary to attract and retain vacation rental owners and managers. It is also critical for us to increase the rate at which travelers book vacation rentals with our property owners and managers. To meet these challenges, we are focused on a combination of marketing tactics, including pay-per-click advertising, search engine optimization, and display advertising, with a goal of driving visits to our websites as well as increasing the exposure of the vacation rental category. We are also investing in product enhancements to make it easier for travelers visiting our websites to search and find the right property, to inquire and to book their stay. Online booking functionality is currently available on HomeAway.com and VRBO.com in the United States, HomeAway.co.uk in the United Kingdom, Abritel.fr in France and HomeAway.de in Germany. Online booking enables travelers to reserve a vacation rental directly on any of our listing websites that utilize our ReservationManager payments platform, rather than requiring correspondence with a property owner or manager to reserve a vacation rental.

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

Key financial highlights for the three months ended September 30, 2013 include the following:

•	Total revenue was $90.1 million compared to $73.1 million in the third quarter of 2012, or an increase of 23.3%;

•	Percentage of total revenue from outside the United States was 38.6% in the third quarter, compared to 38.2% in the third quarter of 2012, and in the three months ended September 30, 2013 included 37.1% from Europe and 1.5% from Brazil and Australia;

•	Listing revenue was $75.5 million compared to $61.4 million in the third quarter of 2012 and contributed 83.7% of total revenue compared to 84.0% in the third quarter of 2012;

•	Net income attributable to HomeAway, Inc. was $8.5 million compared to $5.2 million in the third quarter of 2012, or an increase of 64.5%;

•	Cash from operating activities was $18.7 million compared to $15.7 million in the third quarter of 2012, or an increase of 19.0%;

•	Adjusted EBITDA was $29.0 million compared to $24.2 million in the third quarter of 2012, or an increase of 19.8%; as a percentage of revenue, Adjusted EBITDA was 32.2%, a decrease of approximately 90 basis points from 33.1% in the third quarter of 2012;

•	Free cash flow was $17.0 million compared to $17.2 million in the third quarter of 2012, or a decrease of 0.7%; on a trailing twelve month basis, free cash flow increased 16.9% to $91.5 million from $78.2 million in the comparable trailing twelve month period for the prior year;

•	Non-GAAP net income was $16.7 million, or $0.19 per diluted share, compared to non-GAAP net income of $12.1 million, or $0.14 per diluted share, in the third quarter of 2012; and

•	Cash, cash equivalents and short-term investments as of September 30, 2013 were $352.4 million.

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

Acquisitions

Since our inception, we have acquired 19 businesses as part of our growth strategy. Each of these acquisitions has been accounted for using the acquisition method of accounting. Accordingly, the financial statements for these businesses have been included in our consolidated financial results since the applicable acquisition dates. The most recent acquisition was in August 2013, when we acquired a controlling interest in travelmob Pte. Ltd. in Singapore. This acquisition provides the Company the opportunity to address the growing market needs in Asia for the short-term vacation rental industry.

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

We continue to monitor the weakened economic environment in Europe and the corresponding impact on our business. While growth rates in visits to our European websites were lower in the three months ended September 30, 2013 compared to the first two quarters of 2013, the overall growth in visits in Europe remains healthy. Additionally, we continue to monitor foreign exchange rates in Europe as declining foreign exchange rates will negatively impact our results given that 37.1% of our revenue was generated in Europe in the third quarter of 2013.

We monitor foreign exchange rates for our internationally focused websites, as fluctuations in currency exchange rates may cause our revenue and operating results to differ from our expectations. In addition to the exchange rates in Europe, we are currently monitoring the economic environment in Brazil. Revenues from Brazil and Australia represented 1.5% of our total revenue during the three months ended September 30, 2013.

Expenses

Our expenses are primarily composed of salaries and related expenses, marketing and professional fees. Our expenses from quarter to quarter and year to year may fluctuate due to timing of specific events or projects. We will continue to increase expenses across the organization on an annual basis to support our growth and expect our cost of revenue to grow in absolute dollars and remain flat as a percentage of revenue for the year ended December 31, 2013. We expect to incur higher expenses for product development as we record a full-year impact of personnel hired in 2012 and as we hire additional personnel to develop new features and products and expect product development expenses to increase as a percentage of revenue for the year ended December 31, 2013. We expect to incur higher expenses for sales and marketing as we continue to build our sales team to pursue professional property managers and continue to build brand and category awareness, but expect sales and marketing expenses to remain flat as a percentage of revenue for the year ended December 31, 2013. We expect to incur higher expenses for general and administrative expenses to support the growth of our business and the requirements of being a publicly traded company and expect general and administrative expenses to increase as a percentage of revenue for the year ended December 31, 2013. We plan for additional capital investments for the year ended December 31, 2013 to support the growth of our business, but expect our investment in capital expenditures to remain consistent as a percentage of revenue as compared to the year ended December 31, 2012. We believe that reorganizing our global corporate structure will lower our tax expense over the longer term.

Key Business Metrics

In addition to common financial and operational metrics, we use the following business metrics to monitor and evaluate results:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Paid listings, end of period	773,352	720,031	773,352	720,031
Average revenue per listing	$390	$337	$387	$344
Renewal rate, end of period	71.7%	74.5%	71.7%	74.5%
Visits to websites (in millions)	198	156	606	475

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

Adjusting for the impact of our customers’ ability to consolidate listings and to purchase network product bundles, we estimate our business metrics to be as follows:

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Paid listings, end of period	815,241	815,241
Average revenue per listing	$372	$373
Renewal rate, end of period	74.2%	74.2%

Paid Listings. In the three months ended September 30, 2013 and 2012, 83.7% and 84.0%, respectively, of our revenue was derived from paid listings. We regularly track paid listings as a key revenue growth indicator and to identify trends in our business and industry. From September 30, 2012 to September 30, 2013, paid listings increased by 7.4%, contributing to listing revenue growth of 23.0%. The growth in paid listings continued to be due to our marketing and selling new and additional subscription listings to professional property managers, as well as organic growth from property owners and managers who become aware of our websites and choose to market their properties. Growth in paid listings is also impacted by listings acquired in business combinations. Growth in new listings is partially offset by loss of listings through attrition.

Adjusting for the impact of consolidated listings and new bundled listings, we estimate that our paid listing growth would have been approximately 12.7% from September 30, 2012 to September 30, 2013. We do not expect these changes to have any negative impact on the number of unique properties on our websites.

As the number of paid listings increases, we believe that we will generate additional revenue while also expanding the value of the marketplace to travelers, thus increasing the likelihood that travelers will find a property that is suitable to their needs. We define a paid listing as a fee to list a property advertisement on one or more websites in our marketplace. A paid listing allows a property owner or manager to include a description of the property, along with location, pricing, availability, a specified number of photos and contact information. We also provide tools to enable them to manage their listings and rental business. Most listings are sold on a subscription basis, and some listing packages may include listings on more than one of our websites. We also sell listings on a pay-for-performance basis. When purchased at the same time in one bundle, we count this as one paid listing.

It is possible that a specific property may be listed on more than one of our websites without indicating that the multiple listings refer to the same property. We have used various technologies to estimate the number of unique properties and are implementing systems and processes to identify the number of unique properties that comprise our paid listings, which we estimate was approximately 712,000 as of September 30, 2013, as compared to approximately 634,000 as of September 30, 2012.

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

For the three and nine months ended September 30, 2013, average revenue per listing was $390 and $387, respectively, an increase of 15.7% and 12.5% compared to the three and nine months ended September 30, 2012, respectively. For the third quarter, excluding the benefit of foreign exchange rates compared to the prior year, growth in average revenue per listing would have been 14.2%. Foreign exchange rates did not materially impact the average revenue per listing growth rate year over year for the nine months ended September 30, 2013. For the three and nine months ended September 30, 2013, average revenue per listing for subscriptions only, excluding the impact of foreign exchange rates and lower revenue per listing for pay-for-performance listings, grew 15.3% and 13.8% as compared to the three and nine months ended September 30, 2012, respectively.

Adjusting for the impact of consolidated listings and new bundled listings on the number of paid listings, our average revenue per listing would have been $372 and $373 in the three and nine months ended September 30, 2013, respectively, or an increase of 10.4% and 8.7%. Excluding the impact of foreign exchange rates and lower revenue per listing for pay-for-performance listings, and adjusting for the impact of consolidated listings and new bundled listings, our average revenue per subscription listing only would have been $401 and $405 in three and nine months ended September 30, 2013, respectively, or an increase of 9.6% and 9.8% as compared to the three and nine months ended September 30, 2012, respectively.

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

We have traditionally relied on increases in base pricing to increase revenue per listing but are now focused on tiered pricing alternatives as well as bundled listings for our property owners and managers which may or may not include increases in our base price. We began offering tiered pricing on HomeAway.com in the United States in 2011, which allows our property owners and managers to purchase a higher subscription level to increase the position of their listings in search results. In 2012, we migrated VRBO.com in the United States to the same tiered pricing structure. Also in 2012, we launched tiered pricing on HomeAway.com.uk in the United Kingdom, Abritel.fr in France and HomeAway.de in Germany. In mid-2013, tiered pricing was launched on HomeAway.es in Spain, HomeAway.it in Italy and AlugueTemporada.com.br in Brazil. As we continue to implement tiered pricing on other websites, or change the prices or structure of tiered pricing, we may see an impact to listing sales in the current period with the impact on revenue seen over the length of the subscription period.

Renewal Rate. Renewal of paid subscription listings is a key driver of revenue for our business. Also, we track renewal rate in order to understand and improve upon the satisfaction of our property owners and managers and to help us more accurately estimate our future revenue and cash flows. Renewal rates vary among our websites and can fluctuate due to a variety of factors, including customer satisfaction, listing consolidation, changes in our processes associated with renewal activity, such as the introduction of automatic renewal, and general market conditions. Our renewal rate decreased from 74.5% at September 30, 2012 to 71.7% at September 30, 2013. This decline of 2.8% is primarily due to the impact of consolidated listings in the United States. After adjusting for consolidated listings, our renewal rate as of September 30, 2013 was estimated to be 74.2%.

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

The renewal rate for our subscription listings at the end of any period is defined as the percentage of those paid listings that were active at the end of the period ended twelve months prior that are still active as of the end of the reported period. Unique property subscription listings that are removed from property managers’ accounts and subsequently replaced with new subscription listings within the same property manager’s account listings are not considered as renewals in our renewal rate calculation. We include most brands in our calculation of renewal rate. However, subscriptions to BedandBreakfast.com and Toprural.com remain excluded until we can further develop our database system. However, based on our review of other internal renewal rate data, we do not believe that the exclusion of these brands from the renewal rate calculation materially impacts the result. Property owners’ and managers’ satisfaction with our solutions is the primary driver of our renewal rate. We believe that property owners and managers measure their satisfaction with our websites based largely on the number of inquiries and rental bookings that they receive from travelers. When the underlying vacation properties are sold or taken off the market, the owner or manager has no further need for the listings, and this attrition is a natural and ongoing component of non-renewal of listings. We exclude pay-for-performance listings from our renewal rate analysis since they are not sold on a subscription basis.

Visits to Websites. We view visits to websites as a key indicator of growth in our brand awareness among users and our ability to provide our property owners and managers with inquiries and bookings from travelers. Growth in visits to websites will be driven by our marketing strategies and has an indirect impact on our financial performance. We use a variety of tools to measure visits to our websites. These tools include solutions from third parties such as Omniture and Google Analytics. We also review third-party published reports to measure our results against comparable companies; however, these reports are not consistent with our internal measurements.

Visits to websites increased by 27.0% in the third quarter of 2013 as compared to the third quarter of 2012, and we continue to see increases in traffic from mobile devices. During the fourth quarter of 2012, we began using a different tool for the measurement of visits to certain of our websites. On a comparable basis, we estimate that visits to websites would have increased by 19.0% for the third quarter of 2013 as compared to the third quarter of 2012 if we had been using the same tools during both reporting periods.

Key Components of Our Results of Operations

Revenue

We derive most of our revenue from paid listings from our property owners and managers. Our customers generally pay for their listings at the beginning of the listing term, and revenue is recognized monthly over the term of the listing, which is generally one year. We offer pay-for-performance listings, which represented 0.9% and 1.0% of our revenue in the three and nine months ended September 30, 2013, respectively. This offering is generally taken when a property manager has a marketing budget that is allocated over many managed properties. They can elect to list more properties and pay us each month for the number of inquiries that are generated.

A major source of new property listings has been our inside sales organization, which primarily targets larger professional managers. We also generate new listings from search engines such as Google, where property owners and managers search to find vacation rental listings websites. In addition, word-of-mouth referrals, primarily from existing property owners and managers that have been successful in renting their vacation rentals or travelers who have been successful in finding a property to rent using our websites, are another source for new listings.

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

Deferred revenue consists of payments received from sales of listings in excess of the revenue that we have recognized from the same listings, sales from software solutions in excess of revenue recognized and sales of gift cards for which revenue is recognized over a period commensurate with the use of the gift card. Deferred revenue increases as a result of new and renewed listings and decreases as a result of the recognition each month of the pro-rata share of revenue from cash collected in previous periods. We expect an increase in deferred revenue on an annual basis as we grow our core listing business, but may experience seasonal decreases in deferred revenue in quarters with fewer new listings and renewals, as is discussed in more detail in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Seasonality and Quarterly Results” section of this Quarterly Report on Form 10-Q. As with other balance sheet line items, deferred revenue is reflected at the current month-end exchange rate, and the change in deferred revenue may therefore be impacted by movements in foreign currency.

We earn revenue from the sales of Internet display-based advertising on our websites, property management software licenses and related maintenance, gift cards and commissions for online reservations. We also offer other services to property owners, managers and travelers that result in revenue and royalties.

Costs and Expenses

A large component of our costs and expenses consists of personnel costs. Personnel costs include salaries, benefits, bonuses and related expenses, including stock-based compensation. We grew from 1,170 employees at September 30, 2012 to 1,461 at September 30, 2013. We expect that personnel costs will be higher in absolute dollars in 2013 than in 2012 based on an expected increase in the number of employees in 2013.

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

We view the operation of our websites as a foundation upon which different revenue streams are generated. Cost of revenue, as described above, which includes the cost of customer service personnel, web hosting and merchant fees, directly supports our listing revenue, which was 83.7% and 84.0% of total revenue in the three months ended September 30, 2013 and 2012, respectively, and 84.1% of total revenue in each of the nine months ended September 30, 2013 and 2012. These same expenses support the overall operation of our websites and therefore our other revenue. There are no other material distinct costs of revenue for any period presented. The reporting of cost of revenue as one category in our consolidated financial statements is consistent with the manner in which we manage our business.

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

Sales and Marketing. Sales and marketing expenses consist primarily of amounts paid for pay-per-click, or PPC, online display advertising, broad reach advertising, personnel costs for our marketing, search engine optimization, or SEO, sales staff, and consulting and other services firms fees, expenses associated with email marketing programs, public relations expenses, allocated facility expenses and depreciation. We utilize PPC advertising primarily to increase the number of travelers to our websites who are seeking properties in specific geographical areas in order to increase the number of inquiries and bookings regarding vacation rentals. Our sales and marketing team also focuses on increasing the placement of our websites in search rankings on Google, Bing and other search engines, which results in owner, manager and traveler acquisition at relatively little incremental expense. We intend to increase our sales expense to drive additional listing sales to professional property managers and increase marketing efforts to support our new products, increase the traffic to our websites and increase overall brand awareness. We expect our sales and marketing expenses to increase in absolute dollars, but remain flat as a percentage of revenue in 2013 as compared to 2012.

General and Administrative. General and administrative expenses consist of personnel costs for our executive, finance and accounting, and management information systems personnel, professional fees for legal, audit, and other consulting services, allocated facility expenses, depreciation and other corporate overhead expenses. We expect to increase headcount to support our anticipated growth, which will increase other expenses, such as facilities, office and travel. We also expect increased costs associated with operating as a global public company, including increases in our finance, accounting and legal personnel, additional consulting, legal and audit fees, insurance costs, board of directors’ compensation, and costs associated with compliance with the Sarbanes-Oxley Act and other regulatory requirements. As a result, we expect our general and administrative expenses to increase in absolute dollars and to increase as a percentage of revenue in 2013 as compared to 2012.

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

Other Income (Expense)

Other income (expense) includes interest earned on our excess cash, which is invested in short-term instruments, net of interest expense. At September 30, 2013, we had operations in the United States, the United Kingdom, Germany, France, Spain, Brazil, Australia, Switzerland, Thailand, Colombia and Singapore. As a result of operating in multiple countries, we incur gains and losses on foreign currency transactions, primarily related to the valuation of intercompany loans and short-term advances.

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

Historically, we have generated most of our current taxable income outside of the United States due to net operating loss carryforwards available for utilization in the United States. However, in 2013 we expect to utilize most of our available U.S. NOL carryforward. In the remainder of 2013, we expect to pay corporate income taxes associated with our operations in the United Kingdom, France, Germany, Spain, Brazil and the Netherlands, as well as certain states within the United States. We will continue to expand our business outside of the United States, in which case, we will become subject to further taxation based on foreign statutory tax rates in those jurisdictions where we operate, and our effective tax rate may fluctuate as a result.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements include the accounts of our U.S.-based operations and our U.K., France, Germany, Brazil, Colombia, Netherlands, Spain, Italy, Australia, Switzerland and Singapore-based subsidiaries. Our consolidated results are prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. To the extent there are material differences between these estimates and our actual results, our consolidated financial statements will be affected.

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

Results of Operations

The following table presents our operating results and our operating results as a percentage of revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue:
Listing	$75,498	$61,392	$215,593	$175,601
Other	14,650	11,736	40,627	33,246

Total revenue	90,148	73,128	256,220	208,847
Costs and expenses:
Cost of revenue (exclusive of amortization shown separately below)	13,322	11,278	40,448	33,105
Product development	15,193	11,034	42,033	31,060
Sales and marketing	28,561	22,492	83,795	71,300
General and administrative	17,525	14,547	51,643	42,036
Amortization expense	2,730	3,298	8,905	9,028

Total costs and expenses	77,331	62,649	226,824	186,529

Operating income	12,817	10,479	29,396	22,318
Other income (expense):
Interest income	306	275	848	684
Other income (expense)	(458)	109	(1,983)	(2,201)

Total other income (expense)	(152)	384	(1,135)	(1,517)

Income before income taxes	12,665	10,863	28,261	20,801
Income tax expense	(4,312)	(5,708)	(9,143)	(10,389)

Net income	8,353	5,155	19,118	10,412
Net loss attributable to noncontrolling interests	(125)	—	(125)	—

Net income attributable to HomeAway, Inc.	$8,478	$5,155	$19,243	$10,412

Net income per share attributable to HomeAway, Inc.:
Basic	$0.10	$0.06	$0.23	$0.13
Diluted	$0.10	$0.06	$0.22	$0.12

Weighted average number of shares outstanding
Basic	85,452	82,686	84,805	82,107
Diluted	88,215	85,043	87,738	84,811

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Consolidated Statements of Operations as a Percentage of Revenue:
Revenue:
Listing	83.7%	84.0%	84.1%	84.1%
Other	16.3	16.0	15.9	15.9

Total revenue	100.0	100.0	100.0	100.0
Costs and expenses:
Cost of revenue (exclusive of amortization shown separately below)	14.8	15.4	15.8	15.9
Product development	16.9	15.1	16.4	14.9
Sales and marketing	31.7	30.8	32.7	34.1
General and administrative	19.4	19.9	20.2	20.1
Amortization expense	3.0	4.5	3.5	4.3

Total costs and expenses	85.8	85.7	88.5	89.3
Operating income	14.2	14.3	11.5	10.7
Other income (expense):
Interest income	0.3	0.4	0.3	0.3
Other income (expense)	(0.5)	0.1	(0.8)	(1.1)

Total other income (expense)	(0.2)	0.5	(0.4)	(0.7)

Income before income taxes	14.0	14.9	11.0	10.0
Income tax expense	(4.8)	(7.8)	(3.6)	(5.0)

Net income	9.3	7.0	7.5	5.0
Net loss attributable to noncontrolling interests	(0.1)	—	—	—

Net income attributable to HomeAway, Inc.	9.4%	7.0%	7.5%	5.0%

Comparison of the Three Months and Nine Months Ended September 30, 2013 and 2012

Revenue

	Three Months Ended September 30,
	2013		2012		Change
Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Listings	$75,498	83.7%	$61,392	84.0%	$14,106	23.0%
Other	14,650	16.3	11,736	16.0	2,914	24.8

Total	$90,148	100.0%	$73,128	100.0%	$17,020	23.3%

	Three Months Ended September 30,
	2013		2012		Change
Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
United States	$55,363	61.4%	$45,160	61.8%	$10,203	22.6%
International	34,785	38.6	27,968	38.2	6,817	24.4

Total	$90,148	100.0%	$73,128	100.0%	$17,020	23.3%

	Nine Months Ended September 30,
	2013		2012		Change
Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Listings	$215,593	84.1%	$175,601	84.1%	$39,992	22.8%
Other	40,627	15.9	33,246	15.9	7,381	22.2

Total	$256,220	100.0%	$208,847	100.0%	$47,373	22.7%

	Nine Months Ended September 30,
	2013		2012		Change
Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
United States	$157,546	61.5%	$128,587	61.6%	$28,959	22.5%
International	98,674	38.5	80,260	38.4	18,414	22.9

Total	$256,220	100.0%	$208,847	100.0%	$47,373	22.7%

For the Three Months Ended September 30, 2013

Revenue was $90.1 million in the three months ended September 30, 2013, compared to $73.1 million in the three months ended September 30, 2012, an increase of $17.0 million, or 23.3%. Our U.S. revenue was $55.4 million, or 61.4% of our total revenue, during the second quarter of 2013, compared to $45.2 million, or 61.8% of our total revenue, in the same quarter during 2012.

Our overall revenue growth rate for the three months ended September 30, 2013 was 23.3% and our organic revenue growth rate was 23.2%. Beginning in May 2013, revenues from Toprural were included in our organic revenue growth rate. We consider growth to be organic if generated from businesses that we have owned for at least 12 months.

Listing Revenue

Our core listing business revenue increased by $14.1 million, or 23.0%, in the three months ended September 30, 2013 as compared to the three months ended September 30, 2012, due to an increased number of new listings and an increase in revenue per listing. Paid listings increased from 720,031 at September 30, 2012 to 773,352 at September 30, 2013, an increase of 7.4%. Paid listings increased as more owners became aware of our marketplace and as we increased our efforts to increase listings from professional property managers. Our average revenue per listing was $390 in the three months ended September 30, 2013 compared to $337 in the three months ended September 30, 2012, an increase of $53, or 15.7%. The increase was due to base price increases made for certain brands as well as the impact of tiered pricing and geographic bundles.

Other Revenue

Other revenue increased by $2.9 million, or 24.8%, in the three months ended September 30, 2013 compared to the three months ended September 30, 2012. Revenue from products focused on travelers, such as property damage protection and trip insurance and the Carefree Rental Guarantee, generated increased revenue of $1.2 million in the three months ended September 30, 2013 compared to the three months ended September 30, 2012. Revenue from our owner reservation tool and the related merchant bank credit card royalties increased by $629,000 in the three months ended September 30, 2013 compared to the three months ended September 30, 2012. Revenue from our software products, including related maintenance and training revenues, increased by $333,000 in the three months ended September 30, 2013 as compared to the three months ended September 30, 2012, while revenue from internet display advertising remained flat compared to the prior year period.

Revenue Growth in Constant Currency

We invoice and collect payments in the Euro, the British Pound, the Brazilian Reis, Australian Dollar, the Singapore Dollar as well as other currencies in their respective regions. As a result, our total revenue is affected by changes in the value of the U.S. dollar relative to these other currencies. In order to provide a comparable framework for assessing how our business performed excluding the effect of foreign currency fluctuations, management analyzes year-over-year revenue growth on a constant currency basis. Since we operate with the U.S. dollar as our functional currency, we calculate constant currency on revenue recognized during the current period that was originally booked in currencies other than the U.S. dollar by comparing the exchange rates used to recognize revenue in the current period against the exchange rates used to recognize revenue in the comparable prior period.

In the three months ended September 30, 2013, the year-over-year growth in listing revenue measured on a constant currency basis was 21.5% compared with 23.0% as reported. The year-over-year growth in total revenue in the three months ended September 30, 2013 measured on a constant currency basis was 22.0% compared with 23.3% as reported.

For the Nine Months Ended September 30, 2013

Revenue was $256.2 million in the nine months ended September 30, 2013, compared to $208.8 million in the nine months ended September 30, 2012, an increase of $47.4 million, or 22.7%. Our U.S. revenue was $157.5 million, or 61.5% of our total revenue, during the third quarter of 2013, compared to $128.6 million, or 61.6% of our total revenue, in the same quarter during 2012.

Our overall revenue growth rate for the nine months ended September 30, 2013 was 22.7%, and our organic revenue growth rate was 22.0% for the same period. We consider growth to be organic if generated from businesses that we have owned for at least 12 months.

Listing Revenue

Our core listing business revenue increased by $40.0 million, or 22.8%, in the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012, due to an increased number of new listings and an increase in revenue per listing. Our average revenue per listing was $387 in the nine months ended September 30, 2013 compared to $344 in the nine months ended September 30, 2012, an increase of $43, or 12.5%. The increase was due to base price increases made for certain brands as well as the impact of tiered pricing and geographic bundles.

Other Revenue

Other revenue increased by $7.4 million, or 22.2%, in the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. Revenue from products focused on travelers, such as property damage protection and trip insurance and the Carefree Rental Guarantee, generated increased revenue of $3.8 million in the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. Revenue from our owner reservation tool and the related merchant bank credit card royalties increased by $1.4 million in the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. Other increases in the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 included revenue from our software products, including related maintenance and training revenues, of $682,000 and increased revenue of $287,000 from gift card sales. These increases in revenue were offset by a decrease in revenue from internet display advertising of $217,000 in the same comparative period.

Revenue Growth in Constant Currency

In the nine months ended September 30, 2013, the year-over-year growth in listing revenue measured on a constant currency basis was 22.3%, compared with 22.8% as reported. The year-over-year growth in total revenue in the nine months ended September 30, 2013 measured on a constant currency basis was 22.3%, compared with the reported growth of 22.7%.

Cost of Revenue

	Three Months Ended September 30,
	2013		2012		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Cost of revenue	$13,322	14.8%	$11,278	15.4%	$2,044	18.1%

	Nine Months Ended September 30,
	2013		2012		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Cost of revenue	$40,448	15.8%	$33,105	15.9%	$7,343	22.2%

For the Three Months Ended September 30, 2013

Cost of revenue was $13.3 million in the three months ended September 30, 2013, compared to $11.3 million in the three months ended September 30, 2012, an increase of $2.0 million, or 18.1%. A large part of the increase was due to a $1.2 million increase in salaries, benefits, bonuses and related expenses, including non-cash stock-based compensation, for our customer service and web-hosting personnel. At September 30, 2013, we had 67 additional customer support personnel and one less personnel to support our web-hosting operations compared to the number of our customer service and web-hosting personnel at September 30, 2012. With increased customer service employees as well as increased investment in hosting equipment, we incurred a higher expense for depreciation of computer equipment, furniture and facility leasehold improvements, which increased $243,000, or 13.3%, for the three months ended September 30, 2013 compared to the three months ended September 30, 2012. Other increases included $412,000 in increases in software licenses and maintenance for our corporate systems and $119,000 in increases from other operating expenses such as taxes and employee expenses.

For the Nine Months Ended September 30, 2013

Cost of revenue was $40.4 million in the nine months ended September 30, 2013, compared to $33.1 million in the nine months ended September 30, 2012, an increase of $7.3 million, or 22.2%. A large part of the increase was due to a $4.8 million increase in salaries, benefits, bonuses and related expenses, including non-cash stock-based compensation, for our customer service and web-hosting personnel. With increased customer service employees as well as increased investment in hosting equipment, we incurred a higher expense for depreciation of computer equipment, furniture and facility leasehold improvements, which increased $949,000, or 18.5%, for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. Other increases included $1.1 million in increases in software licenses and maintenance for our corporate systems, $264,000 in increases from web hosting expenses and $223,000 in increases from contracting, consulting and professional fees.

Product Development

	Three Months Ended September 30,
	2013		2012		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Product development	$15,193	16.9%	$11,034	15.1%	$4,159	37.7%
Capitalized software development costs	2,113	2.3	1,458	2.0	655	44.9

Total product and technology costs expensed and capitalized	$17,306	19.2%	$12,492	17.1%	$4,814	38.5%

	Nine Months Ended September 30,
	2013		2012		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Product development	$42,033	16.4%	$31,060	14.9%	$10,973	35.3%
Capitalized software development costs	6,372	2.5	4,282	2.1	2,090	48.8

Total product and technology costs expensed and capitalized	$48,405	18.9%	$35,342	17.0%	$13,063	37.0%

For the Three Months Ended September 30, 2013

Product development expense was $15.2 million in the three months ended September 30, 2013, compared to $11.0 million in the three months ended September 30, 2012, an increase of $4.2 million, or 37.7%. A large part of the increase was due to a $4.4 million increase in salaries, benefits, bonuses and related expenses, including non-cash stock-based compensation, offset by an increase in capitalized software costs of $655,000. At September 30, 2013, we had 73 additional employees in product development compared to September 30, 2012. Overall increases in headcount also drove higher facilities and depreciation expense of $290,000 in the three months ended September 30, 2013. Expenses from contracting, consulting and professional fees also increased by $169,000.

For the Nine Months Ended September 30, 2013

Product development expense was $42.0 million in the nine months ended September 30, 2013, compared to $31.1 million in the nine months ended September 30, 2012, an increase of $11.0 million, or 35.3%. A large part of the increase was due to a $12.2 million increase in salaries, benefits, bonuses and related expenses, including non-cash stock-based compensation, offset by an increase in capitalized software costs of $2.1 million. Overall increases in headcount also drove higher facilities and depreciation expense of $859,000 in the nine months ended September 30, 2013.

Sales and Marketing

	Three Months Ended September 30,
	2013		2012		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Sales and marketing	$28,561	31.7%	$22,492	30.8%	$6,069	27.0%

	Nine Months Ended September 30,
	2013		2012		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Sales and marketing	$83,795	32.7%	$71,300	34.1%	$12,495	17.5%

For the Three Months Ended September 30, 2013

Sales and marketing expense was $28.6 million in the three months ended September 30, 2013, compared to $22.5 million in the three months ended September 30, 2012, an increase of $6.1 million, or 27.0%. Salaries, benefits, bonuses and related expenses, including non-cash stock-based compensation, increased $4.2 million due primarily to an increase in the number of our employees. At September 30, 2013, we had 111 additional employees in sales and marketing compared to September 30, 2012. Overall increases in headcount also drove higher facilities and depreciation expense of $385,000. Other increases included $451,000 from contracting and travel expenses. In addition, direct marketing expenses increased by $1.1 million in the three months ended September 30, 2013 due to higher expenses associated with online display marketing, affiliate marketing and pay-per-click advertising.

For the Nine Months Ended September 30, 2013

Sales and marketing expense was $83.8 million in the nine months ended September 30, 2013, compared to $71.3 million in the nine months ended September 30, 2012, an increase of $12.5 million, or 17.5%. Salaries, benefits, bonuses and related expenses, including non-cash stock-based compensation, increased $9.8 million due primarily to an increase in the number of our employees. Overall increases in headcount also drove higher facilities and depreciation expense of $1.1 million. Other increases included $1.3 million from contracting and travel expenses. In addition, direct marketing expenses increased by $293,000 in the nine months ended September 30, 2013 due to the shift from television advertising to pay-per-click and online display advertising.

General and Administrative

	Three Months Ended September 30,
	2013		2012		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
General and administrative	$17,525	19.4%	$14,547	19.9%	$2,978	20.5%

	Nine Months Ended September 30,
	2013		2012		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
General and administrative	$51,643	20.2%	$42,036	20.1%	$9,607	22.9%

For the Three Months Ended September 30, 2013

General and administrative expense was $17.5 million in the three months ended September 30, 2013, compared to $14.5 million in the three months ended September 30, 2012, an increase of $3.0 million, or 20.5%. A large part of the increase was due to a $2.5 million increase in salaries, benefits, bonuses and related expenses, including non-cash stock-based compensation. At September 30, 2013, we had 41 additional employees and executives in operations, finance, human resources, legal and various information technology areas compared to the number of operations, finance, human resources, legal and various information technology personnel at September 30, 2012. Increased expenses included $370,000 of expense related to estimated claims under the Basic Rental Guarantee offered to travelers.

For the Nine Months Ended September 30, 2013

General and administrative expense was $51.6 million in the nine months ended September 30, 2013, compared to $42.0 million in the nine months ended September 30, 2012, an increase of $9.6 million, or 22.9%. A large part of the increase was due to a $6.6 million increase in salaries, benefits, bonuses and related expenses, including non-cash stock-based compensation. Consulting, contracting and other legal expenses increased by $664,000 in the nine months ended September 30, 2013. Other increases included $1.1 million of expense related to estimated claims under the Basic Rental Guarantee offered to travelers, $419,000 from facilities expense and depreciation and $650,000 in equipment expense.

Amortization

	Three Months Ended September 30,
	2013		2012		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Amortization expense	$2,730	3.0%	$3,298	4.5%	$(568)	(17.2)%

	Nine Months Ended September 30,
	2013		2012		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Amortization expense	$8,905	3.5%	$9,028	4.3%	$(123)	(1.4)%

For the Three Months Ended September 30, 2013

Amortization expense was $2.7 million in the three months ended September 30, 2013, compared to $3.3 million in the three months ended September 30, 2012, a decrease of $568,000, or 17.2%. The decrease in amortization expense in the three months ended September 30, 2013 compared to the three months ended September 30, 2012 included $701,000 as a result of certain intangible assets from prior acquisitions becoming fully amortized. This decrease was partially offset by an increase of $79,000 from the addition of identifiable intangible assets in 2013 and $53,000 due to foreign exchange rate impacts.

For the Nine Months Ended September 30, 2013

Amortization expense was $8.9 million in the nine months ended September 30, 2013, compared to $9.0 million in the nine months ended September 30, 2012, a decrease of $123,000, or 1.4%. The decrease in amortization expense in the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 included $1.4 million as a result of certain intangible assets from prior acquisitions becoming fully amortized. This decrease was partially offset by an increase of $597,000 due to the addition of identifiable intangible assets from our acquisitions of Toprural in 2012 and travelmob in 2013, $137,000 due to foreign exchange rate impacts and $576,000 as a result of amortizing certain previously indefinite-lived intangible assets.

Other Income (Expense)

	Three Months Ended September 30,
	2013		2012		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Other income (expense)	$(152)	(0.2)%	$384	0.5%	$(536)	(139.6)%

	Nine Months Ended September 30,
	2013		2012		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Other income (expense)	$(1,135)	(0.4)%	$(1,517)	(0.7)%	$382	(25.2)%

For the Three Months Ended September 30, 2013

Other income (expense) includes approximately $482,000 in losses from foreign currency related transactions in the three months ended September 30, 2013, compared to $8,000 in gains in the three months ended September 30, 2012. These gains and losses consist primarily of the re-measurement of intercompany loans and other assets and liabilities denominated in foreign currencies, including gains/losses recognized on forward contracts. In addition, other income (expense) includes interest income of $306,000 in the three months ended September 30, 2013, compared to $275,000 in the three months ended September 30, 2012.

For the Nine Months Ended September 30, 2013

Other income (expense) includes approximately $2.0 million in losses from foreign currency related transactions in the nine months ended September 30, 2013, compared to losses of $2.3 million in the nine months ended September 30, 2012. These losses consist primarily of the re-measurement of intercompany loans and other assets and liabilities denominated in foreign currencies, including gains/losses recognized on forward contracts. These losses were partially offset by interest income of $848,000 in the nine months ended September 30, 2013, compared to $684,000 in the nine months ended September 30, 2012.

Income Taxes

	Three Months Ended September 30,
	2013		2012		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Income tax expense	$(4,312)	(4.8)%	$(5,708)	(7.8)%	$1,396	(24.5)%

	Nine Months Ended September 30,
	2013		2012		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Income tax expense	$(9,143)	(3.6)%	$(10,389)	(5.0)%	$1,246	(12.0)%

For the Three Months Ended September 30, 2013

Our income tax expense was $4.3 million for the three months ended September 30, 2013, compared to $5.7 million for the three months ended September 30, 2012. The expense in the three months ended September 30, 2013 is primarily due to tax expense of $5.4 million determined using our estimated annual effective tax rate of 38.1% offset by certain items booked discretely in the three months ended September 30, 2013, including a benefit of $530,000 due to disqualifying dispositions of incentive stock options, a benefit of $1.4 million due to additional research and experimentation credit as a result of the finalization of a credit study and $599,000 of expense related to the amortization of tax charges on the intercompany sale of assets that were deferred in prior periods. The estimated annual effective tax rate at September 30, 2013 differed from the statutory rate primarily due to non-deductible stock compensation charges, state taxes, and the amortization of tax charges on the intercompany sale of assets that were deferred in prior periods, which is partially offset by the benefit of disqualifying dispositions of incentive stock options, the effect of different statutory tax rates in foreign jurisdictions, and the federal research and experimentation tax credit.

The expense in the three months ended September 30, 2012 is primarily due to tax expense of $6.3 million determined using our estimated annual effective tax rate of 58.8% offset by a benefit of $508,000 due to disqualifying dispositions of incentive stock options booked discretely in the three months ended September 30, 2012 and $485,000 of expense related to a prior period that was deferred and recognized in the current period. The estimated annual effective tax rate at September 30, 2012 differed from the statutory rate primarily due to non-deductible stock-based compensation charges, state taxes, the effect of different statutory tax rates in foreign jurisdictions, and the amortization of tax charges on the intercompany sale of assets that were deferred in prior periods, which is partially offset by the benefit of disqualifying dispositions of incentive stock options.

For the Nine Months Ended September 30, 2013

Our income tax expense was $9.1 million for the nine months ended September 30, 2013, compared to $10.4 million for the nine months ended September 30, 2012. The expense in the nine months ended September 30, 2013 is primarily due to tax expense of $11.6 million determined using our estimated annual effective tax rate of 38.1% offset by certain items booked discretely in the nine months ended September 30, 2013, including a benefit of $2.1 million due to disqualifying dispositions of incentive stock options, a benefit of $2.0 million related to the retroactive extension of the federal research and experimentation tax credit through December 31, 2013 and the finalization of our credit study and $1.5 million of expense related to a prior period that was deferred and recognized in the current period. The estimated annual effective tax rate at September 30, 2013 differed from the statutory rate primarily due to non-deductible stock compensation charges, state taxes, and the amortization of tax charges on the intercompany sale of assets that were deferred in prior periods, which is partially offset by the benefit of disqualifying dispositions of incentive stock options, the effect of different statutory tax rates in foreign jurisdictions, and the federal research and experimentation tax credit.

The expense in the nine months ended September 30, 2012 is primarily due to tax expense of $12.2 million determined using our estimated annual effective tax rate of 58.8% offset by a benefit of $1.8 million due to disqualifying dispositions of incentive stock options booked discretely in the nine months ended September 30, 2012. The estimated annual effective tax rate at September 30, 2012 differed from the statutory rate primarily due to non-deductible stock-based compensation charges, state taxes, the effect of different statutory tax rates in foreign jurisdictions, and the amortization of tax charges on the intercompany sale of assets that were deferred in prior periods, which is partially offset by the benefit of disqualifying dispositions of incentive stock options.

The federal research and experimentation tax credit was extended on January 2, 2013 by the signing of the American Taxpayer Relief Act of 2012 (“Act”). The Act retroactively extended this tax credit from January 1, 2012 through December 31, 2013. Additionally, we completed a research and experimentation credit study analyzing the value of the credit. Because the Act was enacted during 2013 and the study was completed in the third quarter, an income tax benefit of $2.0 million related to prior years’ research and experimentation tax credit is reflected as a discrete item in our results of operations for the nine months ended September 30, 2013.

Net loss attributable to noncontrolling interests

	Three Months Ended September 30,
	2013		2012		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Net loss attributable to noncontrolling interests	$(125)	(0.1)%	$—	0.0%	$(125)	—%

	Nine Months Ended September 30,
	2013		2012		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Net loss attributable to noncontrolling interests	$(125)	(0.0)%	$—	0.0%	$(125)	—%

For the Three and Nine Months Ended September 30, 2013

Noncontrolling interests for the three and nine months ended September 30, 2013 represents the proportionate share of the net loss of travelmob Pte. Ltd. applicable to the noncontrolling interests (see Note 8 in the condensed consolidated financial statements).

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

Discussion Regarding Adjusted EBITDA, Free Cash Flow and Non-GAAP Net Income and Reconciliation to GAAP

We define Adjusted EBITDA as net income (loss) attributable to HomeAway, Inc. plus depreciation, amortization of intangible assets; interest expense, net; income tax expense (benefit); stock-based compensation expense; net income (loss) attributable to noncontrolling interests, all net of any foreign exchange income or expense.

The following table presents a reconciliation of net income attributable to HomeAway, Inc. to Adjusted EBITDA (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income attributable to HomeAway, Inc.	$8,478	$5,155	$19,243	$10,412
Add:
Depreciation and amortization	6,208	6,246	18,740	17,065
Stock-based compensation	9,997	7,410	27,589	19,556
Interest income	(306)	(275)	(848)	(684)
Foreign exchange (income) expense	482	(7)	1,950	2,285
Income tax expense (benefit)	4,312	5,708	9,143	10,389
Net loss attributable to noncontrolling interests	(125)	—	(125)	—

Adjusted EBITDA	$29,046	$24,237	$75,692	$59,023

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

The following table presents a summary of cash flows and a reconciliation of cash flows from operating activities to free cash flows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Cash provided by operating activities	$18,704	$15,712	$77,996	$70,651
Excess tax benefit from stock-based compensation	1,992	4,814	6,237	7,344
Capital expenditures	(3,655)	(3,369)	(14,661)	(14,641)

Free cash flow	$17,041	$17,157	$69,572	$63,354

We define non-GAAP net income as our net income (loss) attributable to HomeAway, Inc. plus the after-tax effect of stock-based compensation expense, amortization of intangible assets and the impact on noncontrolling interests of these items, utilizing an effective tax rate of 35%. The income tax effect of adjustments to non-GAAP net income assists investors in understanding the tax provision related to those adjustments and the effective tax rate of 35% related to ongoing operations.

The following table presents a reconciliation of net income attributable to HomeAway, Inc. to non-GAAP net income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income attributable to HomeAway, Inc.	$8,478	$5,155	$19,243	$10,412
Add:
Stock-based compensation	9,997	7,410	27,589	19,556
Amortization expense	2,730	3,298	8,905	9,028
Related tax effect	(4,454)	(3,747)	(12,772)	(10,004)
Impact on noncontrolling interests of non-GAAP adjustments	(11)	—	(11)	—

Non-GAAP net income	$16,740	$12,116	$42,954	$28,992

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

Supplemental Financial Information

The following tables present stock-based compensation and depreciation included in the respective line items in our Consolidated Statements of Operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Stock-based compensation:
Cost of revenue	$720	$831	$2,392	$1,742
Product development	2,515	1,538	6,743	3,973
Sales and marketing	2,349	1,654	6,235	4,963
General and administrative	4,413	3,387	12,219	8,878

Total	$9,997	$7,410	$27,589	$19,556

Depreciation:
Cost of revenue	$1,096	$979	$3,207	$2,685
Product development	799	654	2,242	1,774
Sales and marketing	1,111	919	3,088	2,510
General and administrative	472	396	1,298	1,068

Total	$3,478	$2,948	$9,835	$8,037

Liquidity and Capital Resources

From our incorporation in 2004 until September 30, 2013, we financed our operations and acquisitions primarily through private placements of our capital stock and bank borrowings, which have been fully repaid, our initial public offering in July 2011, which generated net proceeds of approximately $146.2 million, after deducting underwriting discounts and other expenses incurred for the sale of our common stock, and from cash flows from operations. As of September 30, 2013, our cash, cash equivalents and short-term investments totaled $352.4 million, compared to $269.8 million at December 31, 2012. At September 30, 2013, this amount included assets held in certain of our foreign operations totaling approximately $90.8 million. If these assets were distributed to the U.S., we may be subject to additional U.S. taxes in certain circumstances (subject to an adjustment for foreign tax credits) and foreign withholding taxes. We actively monitor the third-party depository institutions and money market funds that hold these assets, primarily focusing on the safety of principal and secondarily maximizing yield on these assets. We diversify our cash and cash equivalents and investments among various financial institutions and money market funds in order to reduce our exposure should any one of these financial institutions or money market funds fail or encounter difficulties. To date, we have not experienced any material loss or lack of access to our invested cash, cash equivalents or short-term investments; however, we can provide no assurances that access to our invested cash, cash equivalents or short-term investments will not be impacted by adverse conditions in the financial markets. We have funds in our operating accounts that are deposited with third party financial institutions. These balances in the U.S. may exceed the Federal Deposit Insurance Corporation (FDIC) insurance limits. While we monitor the cash balances in our operating accounts, these cash balances could be adversely impacted if the underlying financial institutions fail and could be subject to other adverse conditions in the financial markets.

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2013	2012
	(in thousands)
Consolidated Statements of Cash Flow Data:
Net cash provided by operating activities	$77,996	$70,651
Net cash used in investing activities	(114,636)	(57,664)
Net cash provided by financing activities	37,815	29,328
Effect of exchange rate changes on cash	1,742	414

Net increase in cash and cash equivalents	2,917	42,729
Cash and cash equivalents at beginning of period	189,478	118,208

Cash and cash equivalents at end of period	$192,395	$160,937

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $78.0 million in the nine months ended September 30, 2013 compared to $70.7 million in the comparable prior year period, representing an increase of $7.3 million, or 10.4%.

A key driver of our cash from operations is the upfront collection of fees for new and renewed listing subscriptions. In the nine months ended September 30, 2013, cash was generated primarily through an increase in new and renewed listing subscriptions, resulting in higher upfront collection of listing fees and increased deferred revenue of $21.0 million. During the nine months ended September 30, 2013, we generated net income of $19.1 million. Included in our net income was depreciation expense of $9.8 million, amortization expense of $8.9 million, non-cash stock-based compensation of $27.6 million and a decrease in non-cash deferred income taxes of $833,000. Net income, excluding these non-cash reductions, contributed $64.6 million to cash provided by operating activities.

In the nine months ended September 30, 2012, cash was generated primarily through an increase in new and renewed listing subscriptions, resulting in higher upfront collection of listing fees and increased deferred revenue of $21.9 million. During the nine months ended September 30, 2012, we generated net income of $10.4 million. Included in our net income was depreciation expense of $8.0 million, amortization expense of $9.0 million, non-cash stock-based compensation of $19.6 million, and a decrease in non-cash deferred income taxes of $3.7 million. Net income, excluding these non-cash reductions, contributed $43.3 million to cash provided by operating activities.

The growth in our number of paid listings, the impact of other revenue and expenses, the timing and amount of future working capital changes and tax payments will affect the future amount of cash used in or provided by operating activities.

Net Cash Used in Investing Activities

Net cash used in investing activities was $114.6 million in the nine months ended September 30, 2013 compared to $57.7 million in the comparable period in the prior year, representing an increase of $56.9 million. Our investing activities reflect acquisitions we have made as well as capital expenditures and changes in our short-term investments. We may have acquisitions in the future that could have a material impact on our cash flows and operations.

During the nine months ended September 30, 2013, we acquired a controlling interest in travelmob Pte. Ltd. in Singapore for a net purchase price of $11.5 million. Additionally, capital expenditures were $14.7 million and included $6.4 million in capitalized software development costs. Purchases of short-term investments, net of proceeds received from the sale and maturities of short-term investments, were $83.0 million and cash outflows related to the net settlement of foreign currency forwards were $861,000. We also increased our minority stake in a privately held company in China for $3.7 million.

During the nine months ended September 30, 2012, we invested $16.1 million, net of cash acquired, for the acquisition of TopRural S.L. in Spain. Additionally, we increased our minority stake in a privately held company in China by $6.4 million. Capital expenditures were $14.6 million and included $4.3 million in capitalized software development costs. Purchases of short-term investments, net of proceeds received from the sale of short-term investments, were $19.0 million and cash outflows related to the net settlement of foreign currency forwards were $1.9 million.

As our business expands, we expect to continue to invest in new computers and software for employees, for product development and to support the hosting of our websites. As we expand our facilities, we intend to purchase furniture and fixtures and invest in leasehold improvements. Our planned capital expenditures are not expected to exceed $21.5 million in 2013.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $37.8 million in the nine months ended September 30, 2013 compared to $29.3 million in the comparable prior year period, representing an increase of $8.5 million.

Cash provided by financing activities in each of the nine months ended September 30, 2013 and 2012 was primarily comprised of $31.6 million and $22.0 million in proceeds from the exercise of stock options to purchase common stock, respectively. Additionally, in the nine-month periods ended September 30, 2013 and 2012, approximately $6.2 million and $7.3 million of cash provided was related to excess tax benefits from stock-based compensation, respectively.

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

On July 3, 2013, we entered into a lease agreement (the “Lease”) for 114,665 square feet of office space. The term of the Lease is eleven and one-half (11  1⁄2) years and is scheduled to commence on September 1, 2014. The commencement date may be adjusted in the event the landlord does not complete construction of the building prior to such date. In the event the landlord does not commence construction by December 15, 2013, or deliver the building subject to the Lease to us by December 15, 2014, we have the option to terminate the Lease. Future minimum lease payments under the Lease will range from $108,000 per month to $269,000 per month.

As of September 30, 2013, we have 135,000 Euros in restricted deposits to protect the bank from default on credit cards used in our operations, and 200,000 Swiss francs in restricted deposits to collateralize a bank guarantee related to our European headquarters lease in Geneva, Switzerland. As we enter into new leases, and as we make changes to our credit card merchants and acquiring banks, we may have increases to restricted cash and deposits.

As of September 30, 2013, we have reserved $7.9 million for uncertain tax positions, including interest and penalties. We are unable to make a reasonably reliable estimate as to when or if a cash settlement with taxing authorities will occur. For additional information regarding uncertain tax positions, see Note 10 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of our Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

During the nine months ended September 30, 2013, we did not, and we do not currently, have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Pronouncements

See Note 2 in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, for a full description of recent accounting pronouncements which is incorporated herein by reference.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Foreign currency exchange risk. We have subsidiaries in the United Kingdom, France, Germany, Switzerland, The Netherlands, Spain, Australia, Brazil, Colombia, Thailand, Italy and Singapore. Our subsidiaries generally use the local currency as their functional currency, which we translate into U.S. dollars for consolidation.

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates involving the Euro, the British pound, the Brazilian Reais, Swiss Franc, the Australian dollar and the Singapore dollar. We currently enter into forward contracts to hedge fluctuations in the value of certain intercompany debt denominated in foreign currencies but do not enter into any derivative financial instruments for trading or speculative purposes. Fluctuations in currency exchange rates could harm our business in the future. Because we conduct a significant and growing portion of our business outside the United States but report our results in U.S. dollars, we face exposure to adverse movements in currency exchange rates, which may cause our revenue and operating results to differ materially from expectations. In addition, the results of operations of many of our internationally focused websites are exposed to foreign exchange rate fluctuations as the financial results of the applicable subsidiaries are translated from the local currency into U.S. dollars upon consolidation. A decline in the U.S. dollar relative to foreign currencies would increase our non-U.S. revenue and improve our operating results. Conversely, if the U.S. dollar strengthens relative to foreign currencies, our revenue and operating results would be adversely affected. The effect of an immediate 10% adverse change in exchange rates on foreign denominated cash and receivables as of September 30, 2013, would result in a loss of approximately $1.9 million and a reduction in value on the balance sheet of approximately $9.7 million.

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

We have a non-controlling equity investment in a privately-held company in China. Since our ownership interest is less than 20% and we do not have the ability to exert significant influence, we account for this non-marketable equity investment using the cost method of accounting. As of September 30, 2013, the carrying value of this investment was $10.1 million.

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As our operations have expanded, we have acquired businesses or established offices around the world. As of September 30, 2013, we maintained offices in the United States, France, the United Kingdom, Germany, Brazil, Switzerland, Spain, Australia, Colombia, Thailand and Singapore and operate websites in several additional countries. We have limited operating and e-commerce experience in many foreign jurisdictions and are making significant investments to build our international operations. We plan to continue our efforts to expand globally, including the acquisition of international businesses and establishment of foreign offices in jurisdictions where we do not currently operate. Managing a global organization is difficult, time consuming and expensive and any international expansion efforts that we may undertake may not be successful. In addition, conducting international operations subjects us to risks that we generally do not face in the United States. These risks include:

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

Since our inception, we have experienced rapid growth. As our operations have expanded, we have grown from 87 employees at December 31, 2005 to 1,461 employees at September 30, 2013, of whom 567 were located outside the United States. This includes employees of entities for which we have a controlling interest. Our business is becoming increasingly complex, especially in light of the continued rapid evolution of our industry and e-commerce, our relatively limited operating history and our reliance on multiple websites throughout the world. This complexity and our rapid growth have demanded, and will continue to demand, substantial resources and attention from our management. We expect to continue to increase headcount and to hire more specialized personnel in the future as we grow our business. We will need to continue to hire, train and manage additional qualified website developers, software engineers, client and account services personnel, and sales and marketing staff and improve and maintain our technology to properly manage our growth. If our new hires perform poorly, if we are unsuccessful in hiring, training, managing and integrating these new employees or if we are not successful in retaining our existing employees, our business may be harmed.

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

Because we conduct a significant portion of our business outside the United States but report our results in U.S. dollars, we face exposure to adverse movements in currency exchange rates, which may cause our revenue and operating results to differ materially from expectations. In addition, the results of operations of many of our internationally focused websites are exposed to foreign exchange rate fluctuations as the financial results of the applicable subsidiaries are translated from the local currency into U.S. dollars upon consolidation. A decline in the U.S. dollar relative to foreign currencies would increase our non-U.S. revenue, when translated into U.S. dollars. Conversely, if the U.S. dollar strengthens relative to foreign currencies, our revenue would be adversely affected. Our operating results could be negatively impacted depending on the amount of expense denominated in foreign currencies. Revenue in the three months ended September 30, 2013 was positively impacted by foreign currency translation of approximately $904,000, while revenue in the nine months ended September 30, 2013 was positively impacted by foreign currency translation of approximately $806,000. Revenue in the three and nine months ended September 30, 2012 was negatively impacted by foreign currency translation of approximately $2.6 million and $6.0 million, respectively. As exchange rates vary, revenue, cost of revenue, operating expenses and other operating results, when translated, may differ materially from expectations. In addition, our revenue and operating results are subject to fluctuation if our mix of U.S. and foreign currency denominated transactions and expenses changes in the future. In addition, we maintain intercompany loans and payables which are subject to translation losses due to foreign exchange fluctuation. We may enter into hedging arrangements in order to manage foreign currency exposure but such activity may not completely eliminate fluctuations in our operating results.

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

Some websites operated by competitors address the wider fragmented travel lodging market, such as AirBnB (worldwide) and HouseTrip (United Kingdom), by listing both rooms or the owner’s primary home for short term rental. The properties offered by these individuals increase both the number of rental opportunities available to travelers and the competition for the attention of the traveler which could affect the number of people who use our websites. Some vacation rental property owners also list on these websites, and consequently these companies compete with us to some extent today and could become more significant competitors in the future.

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

We rely on third-parties for payment and credit card processing and other services used in our online marketplace.

We have agreements with companies that process payment and customer credit card transactions for payments to us for subscriptions. We also have agreements with companies that process traveler payment and credit card transactions for bookings of vacation rental properties and related products and services from our customers. We may be held liable for accepting fraudulent credit cards on our websites or other payment disputes with our customers or with travelers. We also rely on these companies to provide uninterrupted services and to provide their services in accordance with all applicable laws, rules and regulations. We also rely on third-party service providers for the provision of other services to our customers and travelers, such as insurance products and for other services on which we rely, such as some customer service functions.

If these companies experience difficulties and are not able to provide services in a reliable and secure manner, if they do not operate in compliance with applicable laws, rules and regulations and, with respect to payment and card processing companies, if they are unable to effectively combat the use of fraudulent payments and credit cards on our websites, our results of operations and financial positions could be materially adversely affected. In addition, if such third-party service providers were to cease operations, temporarily or permanently, face financial distress or other business disruption, we could suffer increased costs and delays in our ability to provide similar services until an equivalent service provider could be found or we could develop replacement technology or operations, any of which could have an adverse impact on our business and financial performance.

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

We are a relatively new publicly traded company. Since our initial public offering closed on July 5, 2011, we have been subject to reporting and other obligations under the Securities Exchange Act of 1934, including the requirements of Section 404 of Sarbanes-Oxley, and starting for our fiscal year ending December 31, 2012, these provisions require annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accounting firm addressing our assessments. We also operate in a complex environment and expect that these obligations, together with our rapid growth and expansion through acquisitions, place significant demands on our management and administrative resources, including accounting and tax resources. Although we have expanded the size and depth of the finance and accounting staff in our U.S. and European headquarters, we may need to hire additional personnel. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to attest that our management’s report is fairly stated or they are unable to express an opinion on our management’s assessment or on the effectiveness of our internal control over financial reporting, our investors could lose confidence in the accuracy and completeness of our financial reports.

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

As of September 30, 2013, we had six patent applications and no issued patents. Any future patents issued to us may be challenged, invalidated or circumvented, may not provide sufficiently broad protection or may not prove to be enforceable in actions against alleged infringers. Furthermore, effective patent, trademark, copyright and trade secret protection may not be available in every country in which our products are available over the Internet. In addition, the legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain and still evolving.

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

As of September 30, 2013, our executive officers, directors, current five percent or greater stockholders and affiliated entities together beneficially own approximately 26.6% of our common stock outstanding. As a result, these stockholders, acting together, may be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership could limit other stockholders’ ability to influence corporate matters and may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if such a change of control would benefit our other stockholders. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders.

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

There have been no material changes in the planned use of proceeds from the Company’s IPO from that described in the final prospectus filed with the SEC pursuant to Rule 424(b) on June 28, 2011. With the proceeds of the offering, the Company redeemed its outstanding shares of Series A and B preferred stock for $65.1 million, as well as paid in full all accrued but unpaid dividends on its outstanding shares of Series C preferred stock, which totaled $32.9 million. In addition, during the year ended December 31, 2012, the Company invested $16.1 million, net of cash acquired, for the acquisition of Top Rural S.L. in Spain and $6.4 million for a non-controlling equity investment in a private company in China. During the nine months ended September 30, 2013, the Company invested an additional $3.7 million for a further non-controlling equity investment in the same private company in China and acquired a controlling interest in travelmob Pte. Ltd. in Singapore for a net purchase price of $11.5 million.

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

HOMEAWAY, INC.

Dated: November 7, 2013	By:	/s/ Lynn Atchison
Lynn Atchison
Chief Financial Officer and Secretary

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation, as currently in effect	S-1	333-172178	3.2	March 11, 2011

3.2	Amended and Restated Bylaws, as currently in effect	S-1	333-172178	3.4	March 11, 2011

10.1	Lease Agreement between Domain Junction 2 LLC, Landlord, and the Registrant, Tenant, dated July 3, 2013	10-Q	001-35215	10.1	July 31, 2013

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Furnished herewith.