Form 10-K
period 2013-12-31
HOMEAWAY INC
filed 2014-02-26
CIK 1366684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-35215

HomeAway, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-0970381
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1011 W Fifth Street, Suite 300 Austin, Texas	78703
(Address of principal executive offices)	(Zip code)

(512) 684-1100

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	The NASDAQ Select Market LLC (Nasdaq Global Select Market)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Based on the closing price of the registrant’s common stock on the last business day of the registrant’s most recently completed second fiscal quarter, which was June 30, 2013, the aggregate market value of its shares held by non-affiliates on that date was approximately $1,891,851,709.

On February 20, 2014, 92,409,446 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held in 2014, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

Form 10-K

For the Fiscal Year Ended December 31, 2013

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

Item 1. Business.

Overview

HomeAway, Inc. and its subsidiaries (“HomeAway,” the “Company,” “we,” “us” and “our”) operate the world’s largest online marketplace for the vacation rental industry. Vacation rentals are fully furnished, privately owned residential properties, including homes, condominiums, villas and cabins, that property owners and managers rent to the public on a nightly, weekly or monthly basis. Our marketplace brings together millions of travelers seeking vacation rentals online with hundreds of thousands of property owners and managers of vacation rental properties located in 190 countries around the world. As of December 31, 2013, we operated our online marketplace through 50 websites in 21 languages. In 2013, according to our internal metrics, our websites attracted approximately 750 million website visits. As of December 31, 2013, our global marketplace included approximately 890,000 paid listings of vacation rentals.

Our portfolio includes the leading vacation rental websites HomeAway.com, VRBO.com and VacationRentals.com in the United States; HomeAway.co.uk and OwnersDirect.co.uk in the United Kingdom; HomeAway.de in Germany; Abritel.fr and Homelidays.com in France; HomeAway.es and Toprural.com in Spain; AlugueTemporada.com.br in Brazil; Stayz.com.au and HomeAway.com.au in Australia; and Bookabach.co.nz in New Zealand. We also own the Asia Pacific short-term rental site, travelmob.com.

In addition, we operate BedandBreakfast.com, the most comprehensive global site for finding bed and breakfast properties, providing travelers with another source for unique lodging alternatives to hotels, and HomeAway Software for Professionals at software.HomeAway.com, to offer software solutions to property managers and innkeepers.

Our ambition is to make every vacation rental in the world available to every traveler in the world through our online marketplace. Our online marketplace serves two major constituents: property owners and managers on one side and travelers on the other. Property owners and managers pay listing fees to provide detailed listings of their properties on our websites and reach a broad audience of travelers seeking vacation rentals. These listing fees have historically been in the form of a subscription that is generally for an annual period, however, we recently added a new pay-per-booking commission based product in the U.S. whereby a property owner or manager can pay for a listing on a performance basis. Travelers visit our marketplace at no charge and are able to search and compare our large and detailed inventory of paid listings to find vacation rentals meeting their requirements.

Historically, we have derived the majority of our revenue from the sale of paid subscription listings on our websites to property owners and professional property managers. In the fourth quarter of 2013, we launched a performance-based pay-per-booking commission product in the U.S. that allows owners and managers to list their property on our marketplace and pay a commission per booking in lieu of a pre-paid subscription fee. At the end of 2013, this pay-per-booking product was available on HomeAway.com in the U.S. and to large property managers on select HomeAway websites in Europe. We also continue to offer pay-per-lead listings which allow property managers to pay a fee from email and telephone inquiries from travelers. We consider both pay-per-booking and pay-per-lead to be performance-based listings. In addition to the various products that comprise our listing revenues, we also generate revenue from the sales of services provided to travelers, Internet display-based advertising on our websites, property management software licenses and related maintenance and BedandBreakfast.com gift cards. In addition, we generate revenue from commissions earned through transactions with partners who provide products and services such as advertising the properties of our property owners and managers on their websites, insurance products and payment processing services.

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

HomeAway, Inc. was incorporated in 2004 as CEH Holdings, Inc. in the State of Delaware. In 2006, we changed our name to HomeAway, Inc. Our principal executive offices are located at 1011 W. Fifth Street, Suite 300, Austin, Texas 78703 and our telephone number is (512) 684-1100. Our corporate website address is www.HomeAway.com. We do not incorporate the information contained on, or accessible through, our websites into this Annual Report on Form 10-K. We completed our initial public offering in July 2011, and our common stock is listed on The NASDAQ Global Select Market, or NASDAQ, under the symbol “AWAY.”

Acquisitions

Since our inception, we have acquired 21 businesses as part of our growth strategy. Each of these acquisitions has been accounted for using the acquisition method of accounting. Accordingly, the financial statements for these businesses have been included in our consolidated financial results since the applicable acquisition dates. The most recent acquisitions were travelmob Pte. Ltd. in Singapore, Bookabach Limited in New Zealand and Stayz Pty Limited in Australia during August 2013, November 2013 and December 2013, respectively. These acquisitions further provide the Company the opportunity to address the growing market needs in the Asia Pacific region for the short-term vacation rental industry.

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

Products and Services

Products and Services for Property Owners and Managers

Paid Listings. Paid listings accounted for 85.0%, 85.0% and 86.6% of our revenue in 2013, 2012 and 2011, respectively. We define a paid listing as an advertisement for a property paid via subscription or on a performance basis and displayed on one or more websites in our marketplace. Although listings may be displayed on multiple sites, a paid listing is counted only one time on its native HomeAway brand, or HomeAway website from which the listing originated.

Subscription-based paid listings are purchased in advance by property owners or managers as a form of advertising to promote their vacation rentals to prospective travelers on one or more of our websites, typically for one year. On our websites that offer tiered pricing to our property owners and managers, we generally offer five pricing levels – classic, bronze, silver, gold or platinum. Property owners and managers can pay for higher search results placement for their paid subscription by purchasing a higher subscription level or tier; however, the results may also be sorted by the traveler based on location, type of property, size or other criteria.

Performance-based paid listings allow property owners and managers to list a property with no initial upfront fees and, instead, pay us commissions on traveler bookings or fees on traveler inquiries.

A paid listing includes a set of tools for the property owner or manager which enables them to manage an availability calendar, reservations, inquiries and the content of the listing. These tools allow the property owner or manager to create the listing by uploading photographs, text descriptions or lists of amenities, a map showing the location of the property, and property availability, all of which can be updated throughout the term of the listing. Each listing provides travelers the ability to use email or other methods to contact property owners and managers.

ReservationManager™ . ReservationManager is our online payments platform and includes tools and services to help property owners and managers run their vacation rental businesses more efficiently. ReservationManager enables property owners and managers to respond to and manage inquiries, prepare and send rental quotes and payment invoices, allow travelers to book online, including being able to enter into rental agreements with travelers online, and process online payments via credit card or eCheck. Additionally in some countries, through ReservationManager, property owners and managers can make value-added products such as property damage protection available to travelers for purchase. ReservationManager is provided at no additional charge to property owners and managers with paid listings on HomeAway.com, VRBO.com, HomeAway.co.uk, HomeAway.de and Abritel.fr, and we expect to offer this product on other websites in the coming years. Property owners and managers that elect to process online payments using ReservationManager are subject to a transaction fee.

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

•

Luxury Listings: Qualified vacation rental properties with a paid listing on HomeAway.com are displayed on the HomeAway Luxury website, in addition to the website from which the listing originated. For property owners and managers with exceptional vacation rental properties and services, as determined by a third party, we believe Luxury Rentals from HomeAway provides an additional marketing channel to access our audience of highly targeted, experience-focused travelers.

Property Management Software. Property managers can use our enterprise and web-based software solutions to manage their businesses, customers and properties. We provide software solutions to property managers under the brand names HomeAway Software for Professionals, Escapia, PropertyPlus, V12, Entech

and First Resort and offer software tailored to professional bed and breakfast innkeepers under the brand names Webervations and Rezovations. Our software solutions enable professional property managers and innkeepers to manage inventory, reservations, and the check-in and check-out process, as well as schedule maid service and maintenance. In addition, our software produces escrow statements required by owners of their property managers. We provide applications both on a software-as-a-service basis and under perpetual software licenses. We receive licensing, maintenance and subscription fees directly from our property manager customers.

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

Redistribution of Listings. Through our professional software for bed and breakfasts and professional property managers, we make selected, online bookable properties available to online travel agencies, including Expedia, Travelocity and Priceline, as well as channel partners such as FlipKey.com and PackLate.com. We receive a percentage of the transaction value or a fee from the property manager for making this inventory available to these channel partners.

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

Trust and Security. We review new listings selectively for content, appropriateness, and quality of description. Using a combination of technology and human review, listings are screened for indications of illegitimacy or fraud with the goal of providing only accurate and trustworthy information to travelers. Travelers who find and book a property listed on our websites may register their trips to qualify for fraud protection under our “Basic Rental Guarantee,” which provides them with financial protection up to certain established limits if the property found on our website is illegitimate, not as advertised, or not available to the traveler upon check-in, and, as a result, the traveler incurs a financial loss. Additionally, we provide a secure method of communication under our recently launched “HomeAway Secure Communications” system whereby communication between owners or property managers and the travelers who want to inquire about or book their properties occurs in a secure, authenticated environment on the HomeAway system rather than a third party email platform. This system is currently available in the U.S., and we expect to release this feature to other global websites in 2014.

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

Carefree Rental Guarantee. In addition to the “Basic Rental Guarantee” described above, which is offered at no cost to travelers, we offer a Carefree Rental Guarantee in the United States for a fee, which provides additional financial protection against fraud if the property found on our website is illegitimate, not as advertised, or not available to the traveler upon check-in, and, as a result, the traveler incurs a financial loss.

Insurance Products. We have contracted with third party insurance providers to offer travelers insurance products for purchase to protect against unexpected events relating to their trips, such as property damage protection, trip cancellation protection, personal liability, medical fees and legal expenses.

Tax Filing Services. To assist our property owners and managers in complying with applicable tax regulations, we contract with a third party in the United States to offer tax preparation and filing services for our property owners and managers.

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

Competition

The market to provide listing, searching and marketing services for the vacation rental industry is highly competitive and fragmented with limited barriers to entry. Each of the services that we provide to property owners, managers and travelers is currently provided to property owners, managers and travelers by other companies that compete with us. Furthermore, vacation rentals are not typically marketed exclusively through any single channel and our listing agreements are not exclusive. Accordingly, our competitors could aggregate a set of listings similar to ours. We believe that we compete primarily on the basis of the quantity of our listings, the quality of the direct relationships we have with property owners and managers, the volume of travelers who visit our websites, the business we provide to our property owners and managers, the global diversity of the vacation rentals available on our websites, the quality of our websites, tools provided to our property owners and managers to assist them with their businesses, customer service, brand identity, the success of our marketing programs and price.

Our principal competitors include:

•	other vacation and short-term rental listing websites, such as TripAdvisor.com and Airbnb.com;

•	websites that list both rooms to rent as well as vacation rentals, such as Airbnb.com, Wimdu.com and HouseTrip.com;

•	professional property managers who charge a percentage of booking revenue for their services, such as Wyndam Worldwide Corp. and InterHome, AG;

•	hotels that offer larger rooms and amenities common in vacation rentals, such as Hyatt Vacation Clubs and Four Seasons Resorts;

•

websites that aggregate listings from property managers who advertise and take bookings on the behalf of property managers, such as VacationRoost and Perfect Places, Inc. in the U.S. and Atraveo and eDomizil in Europe;

•

online travel websites, such as those operated by Expedia.com, Hotels.com, Kayak.com, Booking.com, Orbitz.com, priceline.com and Travelocity.com, which have traditionally provided comprehensive travel services and may expand or are now expanding into the vacation rental category;

•	timeshare exchange companies, such as Interval International, Inc. and RCI, LLC;

•

large Internet companies, such as craigslist, Inc., eBay Inc., Google Inc., MSN.com and Yahoo!, which provide vacation rental listing or search services in addition to a wide variety of other products or services; and

•	offline publishers of classified vacation rental listings, including regional newspapers and travel-related magazines.

For a discussion of the risks attendant to the highly competitive nature of our market, see the information under the heading “Risk Factors” under the caption “The market in which we participate is highly competitive, and we may not be able to compete successfully with our current or future competitors.

Seasonality

Property owners and managers tend to buy subscription listings at times when travelers are most likely to make vacation plans. The timing depends on whether travelers are taking a winter or summer vacation and tends to vary by country. Historically, we have experienced the highest level of new and renewed subscription listings in the first quarter of the year, which is typically when travelers are making plans for summer vacations in the United States and Europe. The lowest level of new subscription listings and renewals has occurred in the third quarter. By the fourth quarter, we typically see property owners and managers of winter vacation destinations list and renew subscriptions in time to meet the needs of travelers planning those trips. Other vacation areas outside of the United States and Europe, such as Brazil and Australia, also have seasonality, but the seasonality may not be reflected in the same quarters. This seasonality may not be readily apparent in our revenue due to the ratable recognition of subscription listing revenue. However, the seasonality results in higher cash flows during the first quarter as most listings are annual and fully paid subscription listings at the time the listing is purchased.

As we grow our performance-based listings, we will recognize commission revenue when the vacation stay occurs. This may introduce additional seasonality based on the normal vacation months. We also experience seasonality in the number of visitors to our websites, with the first quarter similarly having the highest number of visitors. This is reflected in our quarterly financial results when we add customer service staff and hosting capabilities to support the increase.

Technology and Infrastructure

We have developed proprietary systems architecture to create, maintain and operate our websites. This technology consists of internal development by our staff of designers, developers and engineers and software acquired or licensed from outside developers and companies. Our systems are designed to serve property owners, managers and travelers in an automated and scalable fashion. While we use a variety of technologies, the majority of our software systems are written in Java and .Net. Our product development expenses were $58.2 million, $43.2 million and $32.7 million in 2013, 2012 and 2011, respectively.

Our websites are hosted using a combination of third-party data centers distributed globally across multiple regions. Our systems architecture has been designed to manage increases in traffic on our websites through the addition of server and network hardware without making software changes. Our third-party data centers provide our online marketplace with scalable and redundant Internet connectivity and redundant power and cooling to our hosting environments. All of our third-party data centers provide synchronized copies of their databases on a daily basis to our offsite backup location in the United States. We use security methods to ensure the integrity of our networks and protection of confidential data collected and stored on our servers, and we have developed and use internal policies and procedures to protect the personal information of our property owners, managers and travelers using our websites that we collect and use as part of our normal operations. Access to our networks, and the servers and databases on which confidential data is stored, is protected by industry standard firewall technology. We test for unauthorized external access to the network daily using automated services and conduct periodic audits performed by outsourced security consultants. Physical access to our servers and related equipment is secured by limiting access to the data center to operations personnel only.

Intellectual Property

Our intellectual property includes the content of our websites, our registered domain names, our registered and unregistered trademarks and our patent applications. We believe that our intellectual property is an essential asset of our business and that our registered domain names and our technology infrastructure currently give us a competitive advantage in the online market for vacation rental listings. We rely on a combination of trademark, copyright and trade secret laws in the United States, Australia, Brazil, Canada, Europe, Latin America, New Zealand and Singapore, as well as contractual provisions, to protect our proprietary technology and our brands. We currently have trademarks registered or pending in the United States, Europe and Canada for our name and certain words and phrases that we use in our business. We also rely on copyright laws to protect software relating to our websites and our proprietary technologies, although to date we have not registered for copyright protection. We have registered numerous Internet domain names related to our business in order to protect our proprietary interests. As of December 31, 2013 we had six patent applications and no issued patents. We also enter into confidentiality and invention assignment agreements with our employees and consultants and seek to control access to and distribution of our proprietary information in a commercially prudent manner. The efforts we have taken to protect our intellectual property may not be sufficient or effective, and, despite these precautions, it may be possible for other parties to copy or otherwise obtain and use the content of our websites without authorization. Please see the information under the heading “Risk Factors” under the caption “If we do not adequately protect our intellectual property, our ability to compete could be impaired.”

Employees

We employed 1,542 full-time and part-time employees at December 31, 2013. Additionally, we use independent contractors and temporary personnel to supplement our workforce, particularly on a seasonal basis. Although we have works councils and statutory employee representation obligations in certain countries, our employees are not represented by a labor union and we consider our employee relations to be good. Competition for qualified personnel in our industry has historically been intense, particularly for software engineers and developers and other technical staff.

Segments

We operate as one operating segment consisting of products and services related to our online marketplace of rental listing websites. For a discussion of revenue, net income and total assets, see Part II, Item 8 of this Annual Report on Form 10-K.

Geographic Information

Financial information about geographic areas is set forth in Note 14 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K. For a discussion of the risks attendant to foreign operations, see the information under the heading “Risk Factors” under the caption “Our long-term success depends, in part, on our ability to expand our property owner, manager and traveler bases outside of the United States and, as a result, our business is susceptible to risks associated with international operations.”

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

Most of our revenue is generated when owners or managers of vacation rentals pay us listing fees, by subscription or a booking commission, to list and market vacation rentals to travelers who visit the websites comprising our marketplace. While we generate revenue from other products and services on our websites targeted at property owners, managers and travelers, our success primarily depends on our ability to attract owners, managers, travelers and advertisers who want to reach them to our marketplace. If property owners and managers choose not to market their vacation rentals through our websites, or elect to list them with a competitor instead of listing with us, we may be unable to offer a sufficient supply and variety of vacation properties to attract travelers to our websites. If we are unable to attract travelers to our websites, advertisers may not purchase display advertising on our websites. Similarly, our volume of new listings and listing renewals may suffer if we are unable to attract travelers to our websites. The perceived usefulness of our online marketplace is likely to decline, and our revenue and net income could decrease materially as a result of any of these events.

Our business depends substantially on property owners and managers renewing their subscription listings. Because we recognize revenue over the term of the applicable agreement, the lack of subscription-based listing renewals may not immediately be reflected in our operating results.

Our business depends substantially on property owners and managers renewing their subscription listings. Any decline in our subscription listing renewals would harm our future operating results. Property owners and managers generally market their vacation rentals on our websites pursuant to annual listings paid in advance with no obligation to renew them. We may be unable to predict future listing renewal rates accurately, and our renewal rates may decline materially or fluctuate as a result of a number of factors, including property owners’ decisions to sell or cease renting their properties or to utilize the services of our competitors, or dissatisfaction with our pricing, products, services or websites. Property owners and managers may not establish or renew listings if we cannot generate visits from large numbers of travelers seeking, inquiring about or booking vacation rentals.

In addition, from time to time we make changes that impact our customers, including changes to the features of listings available for purchase, the operation of website tools used by property owners and managers in the operation of their rental property and the pricing for the listings and features of our listings. While such changes may be intended to result in customer satisfaction, there can be no guarantee that the changes will perform as expected or that property owners and managers will react positively to the changes and they may choose not to renew their listings. For example, we offer different subscription levels on many of our websites and property owners and managers may not be satisfied with the subscription level they purchase. In 2013, we also introduced the ability for property owners and managers to list on a commission basis without paying a subscription fee. Subscription-based customers may choose not to renew their subscriptions and list on a commission basis, which could result in decreased revenue. If property owners and managers do not renew their subscription listings at all or at the same level or if we are forced to accept renewals on less favorable terms, our revenue may decline and our business will suffer. Moreover, some of our property owners and managers may live in states or countries that give subscribers the right to cancel their subscription agreements prior to the expiration of the terms of their agreements and receive refunds for the unused portions of their subscriptions, which can adversely affect our cash flows.

We recognize subscription listing revenue ratably over the term of the applicable listing agreement, and the majority of our quarterly revenue represents revenue attributable to listings entered into during previous quarters. As a result, the effect of significant downturns in new listings or renewals of listings in a particular quarter will not be fully reflected in our results of operations until future periods. Our business model also makes it difficult for any rapid increase in new or renewed listings to increase our revenue in any one period because revenue from new and renewed subscription listings must be recognized over the applicable listing term.

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

Our revenue, expenses, operating results and cash flows have fluctuated from quarter to quarter in the past and are likely to continue to do so in the future. These fluctuations are due to, or may result from, many factors, some of which are outside of our control and many of which are difficult to predict, including:

•	the quantity of vacation rental listings on our websites;

•	changes in cash flow due to the seasonal nature of our listing renewals and new listing acquisition;

•	changes in cash flow due to customers purchasing commission-based listings, which generate a commission due to us from bookings, the timing and quantity of which are difficult to predict;

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

•	declines or disruptions in the travel industry, particularly in regions where we generate substantial revenue;

•	economic instability abroad and fluctuations in exchange rates;

•	changes in the timing of holidays or other vacation events;

•	litigation and settlement costs, including unforeseen attorneys’ fees and costs;

•	costs relating to potential strategic transactions, which may or may not actually close;

•	new accounting pronouncements and changes in accounting standards or practices, particularly any affecting the recognition of listing revenue or accounting for mergers and acquisitions; and

•	new laws or regulations, or interpretations of existing laws or regulations, that harm our business models or restrict the Internet, e-commerce, online payments, or online communications.

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

We have acquired 21 businesses and made an equity investment in one company since our inception. The businesses we have acquired or invested in may not perform as well as we expect. Failure to manage and successfully integrate recently acquired businesses and technologies could harm our operating results and our prospects. If the company we invested in does not perform well, our investment could become impaired and our financial results could be negatively impacted.

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

•	legal or regulatory challenges or litigation post-acquisition, which could result in significant costs or require changes to the businesses or unwinding of the transaction;

•	failure of the acquired company to achieve anticipated revenue, earnings or cash flow;

•	diversion of management’s attention or other resources from our existing business;

•	our inability to maintain the key customers and business relationships and the reputations of acquired businesses;

•	uncertainty of entry into markets in which we have limited or no prior experience or in which competitors have stronger market positions;

•	our dependence on unfamiliar affiliates and partners of acquired businesses;

•	unanticipated costs associated with pursuing acquisitions;

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

If we are unable to continue to drive visitors to our websites from search engines, then traffic to our websites could decrease, which could negatively impact transactions on our websites and therefore cause our revenue to decrease.

Many visitors find our websites by searching for vacation rental information through Internet search engines. A critical factor in attracting visitors to our websites is how prominently we are displayed in response to search queries. Accordingly, we utilize search engine marketing as a means to provide a significant portion of our visitor acquisition. Search engine marketing, or SEM, includes both paid visitor acquisition on a cost-per-click basis and visitor acquisition on an unpaid basis, often referred to as organic search.

One method we employ to acquire visitors via organic search is commonly known as search engine optimization, or SEO. SEO involves developing our websites in a way that enables the websites to rank highly for search queries for which our websites’ content may be relevant. In addition to SEM and SEO, we may utilize other forms of marketing, such as display advertising and email marketing, to drive visitors to our websites.

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

If we are listed less prominently or fail to appear in search result listings for any reason, including as a result of our failure to successfully execute our SEO strategy, it is likely that we will acquire fewer visitors to our websites. Fewer visitors to our websites could lead to property owners and managers becoming dissatisfied with our websites, as well as fewer travelers inquiring and booking through our websites, either or both of which would adversely impact our revenue. We may not be able to replace this traffic with the same volume of visitors or in the same cost-effective manner from other channels, such as cost-per-click search engine marketing or display or other advertising, or at all. An attempt to replace this traffic through other channels may require us to increase our sales and marketing expenditures, which may not be offset by additional revenue, adversely affecting our operating results.

Our long-term success depends, in part, on our ability to expand our property owner, manager and traveler bases outside of the United States and, as a result, our business is susceptible to risks associated with international operations.

As our operations have expanded, we have acquired businesses or established offices around the world. As of December 31, 2013, we maintain offices in the United States, France, the United Kingdom, Spain, Germany, Australia, Brazil, Switzerland, Singapore, New Zealand, Italy, Colombia and Thailand and operate websites in several additional countries. We have limited operating and e-commerce experience in many foreign jurisdictions and are making significant investments to build our international operations. We plan to continue our efforts to expand globally, including the acquisition of international businesses and conducting of business in jurisdictions where we do not currently operate. Managing a global organization is difficult, time consuming and expensive and any international expansion efforts that we may undertake may not be successful. In addition, conducting international operations subjects us to risks that we generally do not face in the United States. These risks include:

•

the cost and resources required to localize our services, which requires the translation of our websites into foreign languages and adaptation for local practices and legal and regulatory requirements;

•

being subject to laws and regulations, including those laws governing Internet activities, email messaging, collection and use of personal information, ownership of intellectual property, taxation and other activities important to our online business practices, which are less developed and less predictable and which may restrict our business or ability to generate profits;

•	competition with companies that understand the local market better than we do or who have pre-existing relationships with potential property owners, managers and travelers in those markets;

•

legal uncertainty regarding our liability for the transactions and content on our websites, including online bookings, property listings and other content provided by property owners and managers, including uncertainty resulting from unique local laws or a lack of clear precedent of applicable law;

•

lack of familiarity with and the burden of complying with a wide variety of other foreign laws, legal standards and foreign regulatory requirements, including invoicing, data collection and storage, financial reporting and tax compliance requirements, which are subject to unexpected changes;

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

Operating in international markets also requires significant management attention and financial resources. We cannot assure you that our international expansion efforts in any or multiple territories will be successful, and the investment and additional resources required to establish operations and manage growth in other countries may not produce desired levels of revenue or profitability and could instead result in increased costs.

The market in which we participate is highly competitive, and we may be unable to compete successfully with our current or future competitors.

The market to provide listing, search and marketing services for the vacation rental industry is very competitive and highly fragmented. All of the services that we provide to property owners, managers and travelers, including listing and search, are provided separately or in combination to our current or potential customers by other companies that compete with us. Our current or new competitors may adopt aspects of our business model, which could reduce our ability to differentiate our services. Additionally, current or new competitors may introduce new business models or services that we may need to adopt or otherwise adapt to in order to compete, which could reduce our ability to differentiate our business or services from those of our competitors. Furthermore, properties in the vacation rental industry are not typically marketed exclusively through any single channel, and our listing agreements are not typically exclusive. Accordingly, our competitors could aggregate a set of listings similar to ours. Increased competition could result in a reduction in our revenue or the rate of our new listing acquisition, or the loss of existing listings or market share.

There are thousands of vacation rental listing websites in the United States and Europe that compete directly with us for listings, travelers, or both, such as HouseTrips.com, Booking.com, Airbnb, @Leisure, InterHome, James Villas, TripAdvisor and Wyndham Worldwide. Many of these competitors offer free or heavily discounted listings or focus on a particular geographic location or a specific type of rental property. Some of them also aggregate property listings obtained through various sources, including the websites of property managers some of whom also market their properties on our websites.

Some websites operated by competitors address the wider fragmented travel lodging market, such as Airbnb (worldwide) and Wimdu (worldwide), by listing both rooms or the owner’s primary home for short term rental. The properties offered by these individuals increase both the number of rental opportunities available to travelers and the competition for the attention of the traveler which could affect the number of people who use our websites. Some vacation rental property owners also list on these websites, and consequently these companies compete with us to some extent today and could become more significant competitors in the future.

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

In addition, competitors in the United States such as Perfect Places, Inc. and VacationRoost, Inc. and in Europe such as Atraveo and eDomizil predominately serve the professional management marketplace for vacation rentals, and therefore have the capability of creating more targeted products and features for property manager constituents.

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

Compliance with laws and regulations of different jurisdictions imposing different standards and requirements is very burdensome for businesses like ours. Our online marketplace is accessed by property owners, managers and travelers in multiple states and foreign jurisdictions. Our business efficiencies and economies of scale depend on generally uniform treatment of property owners, managers and travelers across all jurisdictions in which we operate. Compliance requirements that vary significantly from jurisdiction to jurisdiction impose an added cost to our business and increased liability for compliance deficiencies. In addition, laws or regulations that could harm our business could be adopted, or reinterpreted in a manner that affects our activities, by the U.S. government, state governments, and regulatory agencies or by foreign governments or agencies, including but not limited to the regulation of personal and consumer information and real estate licensing requirements. Violations or new interpretations of these laws or regulations may result in penalties, negatively impact our operations and damage our reputation and business.

Additionally, new, changed, modified or newly interpreted or applied tax laws, statutes, rules, regulations or ordinances could increase our property owners’ and managers’ and our compliance, operating and other costs, which could deter owners from renting their vacation properties, negatively affect our new listings and subscription renewals, or increase our cost of doing business. Any or all of these events could adversely impact our business and financial performance.

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

Since our inception, we have experienced rapid growth. As our operations have expanded, we have grown from 87 employees at December 31, 2005 to 1,542 employees at December 31, 2013, of whom 612 were located outside the United States. This includes employees of entities for which we have a controlling interest. Our business is becoming increasingly complex, especially in light of the continued rapid evolution of our industry and e-commerce, our relatively limited operating history and our reliance on multiple websites throughout the world. This complexity and our rapid growth have demanded, and will continue to demand, substantial resources and attention from our management. We expect to continue to increase headcount and to hire more specialized personnel in the future as we grow our business. We will need to continue to hire, train and manage additional qualified website developers, software engineers, client and account services personnel, and sales and marketing staff and improve and maintain our technology to properly manage our growth. If our new hires perform poorly, if we are unsuccessful in hiring, training, managing and integrating these new employees or if we are not successful in retaining our existing employees, our business may be harmed.

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

We have a relatively limited operating history and we operate in a rapidly evolving industry, which make it difficult to evaluate our current business and future prospects. If we fail to predict the manner in which our business will perform or how the market will develop, our business and prospects may suffer materially.

We began our operations in February 2005. Our relatively limited operating history, together with our rapidly changing industry, may make it difficult to evaluate our current business and our future prospects. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries, including challenges in accurate financial planning and forecasting as we develop new products, such as our pay-per-booking listing product, with no historical reference as a basis for such planning and forecasting. You should consider our business and prospects in light of the risks and difficulties we may encounter as a company operating in a highly competitive environment where changes to our business, plans, and products may be required to respond to such changes.

In addition, the market for online vacation rentals is relatively new and, in many geographies, is unproven with little data or research available regarding the market and industry. It is uncertain whether the vacation rental market in many territories where we do business will continue to develop or if our services will achieve and sustain a level of demand and market acceptance sufficient for us to generate revenue, net income and free cash flow growth. Our success will depend to a substantial extent on the willingness of property owners and managers to use commercial online rental property listing services. Some property managers have developed and use their own proprietary online listing services and, therefore, may be reluctant or unwilling to use our websites to market their properties. Furthermore, some travelers and property owners and managers may be reluctant or unwilling to use online listing services because of concerns regarding the security of data, the potential for fraudulent activity, including phishing, or the integrity of the online marketplace. If property owners and managers do not perceive the benefits of marketing their properties online, then our market may not develop as we expect, or it may develop more slowly than we expect, either of which would significantly harm our business and operating results. Moreover, our success will depend on travelers’ use of our online marketplace to search, locate and rent vacation rentals, which will depend on their willingness to use the Internet and their belief in the integrity of our websites. In addition, since we operate in unproven and unstudied markets, we have limited insight into trends that may develop in those markets and may affect our business. We may make errors in predicting and reacting to other relevant business trends, which could harm our business.

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

Because we conduct a significant portion of our business outside the United States but report our results in U.S. dollars, we face exposure to adverse movements in currency exchange rates, which may cause our revenue and operating results to differ materially from expectations. In addition, the results of operations of many of our internationally focused websites are exposed to foreign exchange rate fluctuations as the financial results of the applicable subsidiaries are translated from the local currency into U.S. dollars upon consolidation. A decline in the U.S. dollar relative to foreign currencies would increase our non-U.S. revenue, when translated into U.S. dollars. Conversely, if the U.S. dollar strengthens relative to foreign currencies, our revenue would be adversely affected. Our operating results could be negatively impacted depending on the amount of expense denominated in foreign currencies. Revenue in the year ended December 31, 2013 was positively impacted by foreign currency translation of approximately $1.7 million, while revenue in the year ended December 31, 2012 was negatively impacted by foreign currency translation of approximately $6.5 million. As exchange rates vary, revenue, cost of revenue, operating expenses and other operating results, when translated, may differ materially from expectations. In addition, our revenue and operating results are subject to fluctuation if our mix of U.S. and foreign currency denominated transactions and expenses changes in the future. In addition, we maintain intercompany loans and payables which are subject to translation losses due to foreign exchange fluctuation. We may enter into hedging arrangements in order to manage foreign currency exposure but such activity may not completely eliminate fluctuations in our operating results.

Our business depends on retaining and attracting capable management and operating personnel.

Our success depends in large part on our ability to attract and retain high-quality management and operating personnel, as well as skilled technical and marketing personnel, who are in high demand and are often subject to competing offers. Competition for qualified employees is intense in our industry, and the loss of even a few qualified employees, or an inability to attract, retain and motivate additional highly skilled employees required for the planned expansion of our business could harm our operating results and impair our ability to grow. To attract and retain key personnel, we use various measures, including an equity incentive program and incentive bonuses for key executive officers and other employees. However, some employees have been granted stock options with an exercise price that is or may become less than the market price, which reduces the incentive value of these grants. While we attempt to provide additional or different incentive compensation tools to mitigate this impact, the measures we employ to attract and maintain key personnel may not be effect enough to enable us to attract and retain the personnel we require to operate our business effectively.

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

There are risks of security breaches both on and off our systems as we increase the types of technology we use to operate our marketplace, such as mobile applications. Such technology systems and platforms may be new and evolving and may involve security risks that are difficult to predict and adequately guard against. Our property owners, managers and travelers may be harmed by such breaches and we may in turn be subject to costly litigation, harm to our reputation and brand and property owners, managers and travelers may cease using our marketplace.

The laws of some states and countries require businesses that maintain personal information about their residents in electronic databases to implement reasonable measures to keep that information secure. Our practice is to encrypt all sensitive information, but we do not know whether our current practice will be deemed sufficient under these laws. In addition, under certain of these laws, if there is a breach of our computer systems and we know or suspect that unencrypted personal data has been stolen, we are required to inform any user whose data was stolen, which could harm our reputation and business. Complying with the applicable notice requirements in the event of a security breach could result in significant costs. We may also be subject to claims of breach of contract for such disclosure, investigation and penalties by regulatory authorities, and potential claims by persons whose information was disclosed.

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

Because property owners, managers and travelers can access our websites on a variety of network hardware and software platforms using a standard browser or a mobile application, we will need to continuously modify and enhance our service to keep pace with changes in Internet and mobile-related hardware, software, communication, browser and database technologies. We may not be successful in developing required modifications and enhancements or in developing ones that work well and that our website users will adopt. Furthermore, uncertainties about the timing and nature of new network platforms or technologies, or modifications to existing platforms or technologies, could increase our research and development expenses more than we have currently planned. Any failure of our online marketplace to operate effectively with future network platforms and technologies could result in dissatisfaction from travelers, property owners, managers and advertisers and harm our business.

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

In addition, factors influencing the desirability of vacation rentals in a particular region or during a specific season could adversely affect our ability to obtain new listings and retain existing listings. The occurrence of a significant natural disaster, political turmoil or other regional disturbance could reduce the number of available vacation rentals in that area, reducing our listing base and our revenue. In addition, if we do not have sufficient property listings in a newly popular vacation destination, we could fail to attract travelers to our websites and property owners and managers may opt to list their properties with a competitor having a greater presence in that area.

We could face liability for transactions and information on or accessible through our online marketplace.

We provide an online marketplace for vacation rentals, which includes the ability for property owners and managers to have their properties booked online. Although we are not a party to the rental transactions that occur on or through our websites, we could nevertheless be exposed to liability for or relating to these transactions. Travelers may seek damages from us relating to any transaction or rental because they booked the rental on one of our websites. Government, regulatory or taxing authorities may also seek to hold us liable for taxes, fees or other requirements due to our provision of the marketplace.

In addition, a significant portion of the information available through our online marketplace, including listing data and photographs, is submitted by property owners and managers and third parties. We also allow third parties to advertise their products and services on our websites and include links to third-party websites. We could be exposed to liability with respect to this information. Property owners and managers could assert that information concerning them on our websites contains errors or omissions and third parties could seek damages from us for losses incurred if they rely upon incorrect information provided by our property owners and managers or advertisers. We could also be subject to claims that the persons posting information on our websites do not have the right to post such information or are infringing the rights of third parties, such as copyrights in photographs and privacy and publicity rights. Among other things, we might be subject to claims that by directly or indirectly providing links to websites operated by third parties, we are liable for wrongful actions by the third parties operating those websites. Even if these claims do not result in liability to us, we could incur significant costs in investigating and defending against these claims.

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

Our intellectual property includes the content of our websites, our registered domain names, our registered and unregistered trademarks and our patents and patent applications. We believe that our intellectual property is an essential asset of our business and that our HomeAway.com, VRBO.com, VacationRentals.com, Homelidays.com, HomeAway.co.uk, Abritel.fr, Fewo-Direkt.de, AlugueTemporada.com.br, Toprural.com, BedandBreakfast.com, Escapia.com, InstantSoftware.com, travelmob.com, Bookabach.co.nz, Stayz.com.au and other domain names and our technology infrastructure currently give us a competitive advantage in the online market for vacation rental listings. If we do not adequately protect our intellectual property, our brand and reputation could be harmed, property owners, managers and travelers could devalue the content of the websites comprising our online marketplace, and our ability to compete effectively would be impaired.

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

As of December 31, 2013, we had six patent applications and no issued patents. Any future patents issued to us may be challenged, invalidated or circumvented, may not provide sufficiently broad protection or may not prove to be enforceable in actions against alleged infringers. Furthermore, effective patent, trademark, copyright and trade secret protection may not be available in every country in which our products are available over the Internet. In addition, the legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain and still evolving.

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

We use a combination of third-party data centers distributed globally across multiple regions to host our websites and core services. We do not control the operation of any of the third-party data center facilities we use. These facilities, including our co-location hosting center, may be subject to break-ins, computer viruses, denial-of-service attacks, sabotage, acts of vandalism and other misconduct. They are also vulnerable to damage or interruption from power loss, telecommunications failures, fires, floods, earthquakes, hurricanes, tornadoes and similar events. We currently do not have a comprehensive disaster recovery plan in place nor do our systems provide complete redundancy of data storage or processing. As a result, the occurrence of any of these events, a decision by our third-party service providers to close their data center facilities without adequate notice or other unanticipated problems could result in loss of data as well as a significant interruption in our services and harm to our reputation and brand. Additionally, our third-party data center facility agreements are of limited durations, and our third-party data center facilities have no obligation to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew our agreements with these facilities on commercially reasonable terms, we may experience delays in the provisioning of our services until an agreement with another data center facility can be arranged. This shift to alternate data centers could take more than 24 hours depending on the nature of the event.

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

Our failure to maintain effective internal controls could adversely affect our financial position and lower our stock price.

We are a relatively new publicly traded company. Our initial public offering closed on July 5, 2011. We are subject to reporting and other obligations under the Securities Exchange Act of 1934, including the requirements of Section 404 of Sarbanes-Oxley. These provisions require annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accounting firm addressing our assessments. We also operate in a complex environment and expect that these obligations, together with our rapid growth and expansion through acquisitions, place significant demands on our management and administrative resources, including accounting and tax resources. Although we have expanded the size and depth of the finance and accounting staff in our U.S. and European headquarters, we may need to hire additional personnel. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to attest that our management’s report is fairly stated or they are unable to express an opinion on our management’s assessment or on the effectiveness of our internal control over financial reporting, our investors could lose confidence in the accuracy and completeness of our financial reports.

We may incur increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies, which could harm our operating results.

As a public company, we have incurred and will incur significant legal, accounting, investor relations and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements. We also have incurred and will incur costs associated with current corporate governance requirements, including requirements under Section 404 and other provisions of the Sarbanes-Oxley Act, as well as rules implemented by the Securities and Exchange Commission, or SEC, and the NASDAQ. We expect these rules and regulations to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We expect that, as a public company, it will continue to be more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantially higher costs to obtain coverage or to accept reduced policy limits and coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as our executive officers.

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

If securities analysts and other industry experts do not continue to publish research or publish negative research about our business, our stock price and trading volume could decline.

The trading market for our common stock depends in part on the research, reports and other media that securities analysts and other industry experts publish about us or our business. If one or more of the analysts who covers us downgrades our stock or publishes negative research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, we could lose visibility in the market for our stock and demand for our stock could decrease, which could cause our stock price or trading volume to decline. If one or more industry analysts publish negative statements about our business, our stock price could decline.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our executive, administrative, and U.S. operating offices are primarily located in Austin, Texas where we lease approximately 143,000 square feet of office space. During 2014, we plan to lease a new office location in Austin, Texas containing approximately 115,000 square feet which we will begin to utilize in three phases between 2014 and 2016. The lease for this new office will end in 2026.

As of December 31, 2013, we maintained additional offices in the United States, Europe, South America and Australia. Our largest leased facilities outside of Austin, Texas include office space in Denver, Colorado; Seattle, Washington; Paris, France; Marseilles, France; Geneva, Switzerland; Madrid, Spain; and London, England. We also we lease space for our data center and computer servers in the United States and London, England. We believe our current and planned office facilities and data center space will be adequate for our needs for the foreseeable future.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the NASDAQ under the symbol “AWAY”. The following table sets forth for the periods indicated the high and low sales prices per share of our common stock as reported on by the NASDAQ.

	Sales Price Per Share in 2013
Year Ended December 31, 2013	Low	High
Fourth Quarter	$27.27	$41.78
Third Quarter	$27.70	$34.00
Second Quarter	$28.01	$34.30
First Quarter	$21.35	$34.09

	Sales Price Per Share in 2012
Year Ended December 31, 2012	Low	High
Fourth Quarter	$19.58	$27.47
Third Quarter	$20.20	$25.34
Second Quarter	$19.19	$26.87
First Quarter	$21.23	$28.00

On February 20, 2014, the last reported sales price of our common stock on the NASDAQ was $48.36 per share and there were 54 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, this number is not indicative of the total number of stockholders represented by these stockholders of record.

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

There have been no material changes in the planned use of proceeds from the Company’s IPO from that described in the final prospectus filed with the SEC pursuant to Rule 424(b) on June 28, 2011. With the proceeds of the offering, the Company redeemed its outstanding shares of Series A and B preferred stock for $65.1 million, as well as paid in full all accrued but unpaid dividends on its outstanding shares of Series C preferred stock, which totaled $32.9 million. During the year ended December 31, 2012, the Company invested $16.1 million, net of cash acquired, for the acquisition of Top Rural S.L. in Spain and $6.4 million for a non-controlling equity investment in a private company in China. In addition, during the year ended December 31, 2013, the Company invested an additional $3.7 million for a further non-controlling equity investment in the same private company in China, acquired a controlling interest in travelmob Pte. Ltd. in Singapore for a net purchase price of $11.5 million, acquired a controlling interest in Bookabach Limited in New Zealand for a net purchase price of $2.4 million and invested $191.8 million, net of cash acquired, for the acquisition of Stayz Pty Limited in Australia.

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

The following graph compares the total cumulative stockholder return on our common stock with the total cumulative return of the NASDAQ Composite Index and the S&P North American Technology Internet Index during the period commencing on June 29, 2011, the initial trading day of our common stock, and ending on December 31, 2013. The graph assumes a $100 investment at the beginning of the period in our common stock, the stocks represented in the NASDAQ Composite Index and the stocks represented in the S&P North American Technology Internet Index, and reinvestment of any dividends. The S&P North American Technology Internet Index is a modified-capitalization weighted index of 28 stocks representing the Internet industry, including Internet content and access providers, Internet software and services companies and e-commerce companies. Historical stock price performance should not be relied upon as an indication of future stock price performance.

Equity Compensation Plan Information

For information regarding securities authorized for issuance under equity compensation plans, see Part III, Item 12 of this Annual Report on Form 10-K.

Item 6. Selected Financial Data.

We have derived the consolidated statements of operations data for the years ended December 31, 2013, 2012 and 2011 and the consolidated balance sheet data as of December 31, 2013 and 2012 from our audited consolidated financial statements included elsewhere in this filing. We have derived the consolidated statement of operations data for the years ended December 31, 2010 and 2009 and the consolidated balance sheet data as of December 31, 2011, 2010 and 2009 from our audited consolidated financial statements not included in this filing. To obtain further information about our historical results, including our historical acquisitions, for which results of operations are included in our consolidated financial statements beginning on the dates of acquisition, you should read the following selected consolidated financial data in conjunction with our consolidated financial statements and related notes, the information in the section of this filing titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the other financial information included elsewhere in this filing. Our historical results are not necessarily indicative of our future results.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands except per share data)
Consolidated Statements of Operations Data(1):
Revenue:
Listing	$294,661	$238,413	$199,457	$152,890	$115,881
Other	51,828	41,991	30,766	14,994	4,349

Total revenue	346,489	280,404	230,223	167,884	120,230
Costs and expenses:
Cost of revenue (exclusive of amortization shown separately below)	54,638	45,342	34,456	25,647	17,800
Product development	58,226	43,152	32,744	18,703	13,180
Sales and marketing	112,967	93,366	81,532	58,376	39,483
General and administrative	75,169	56,311	47,268	41,445	29,331
Amortization expense	11,668	12,438	11,542	9,953	9,516

Total costs and expenses	312,668	250,609	207,542	154,124	109,310

Operating income	33,821	29,795	22,681	13,760	10,920
Other income (expense):
Interest expense	—	—	—	(22)	(3)
Interest income	1,211	928	374	208	261
Other income (expense)	(6,017)	(2,587)	(4,384)	(3,326)	1,481

Total other income (expense)	(4,806)	(1,659)	(4,010)	(3,140)	1,739

Income before income taxes	29,015	28,136	18,671	10,620	12,659
Income tax (expense) benefit	(11,724)	(13,175)	(12,493)	6,314	(4,992)

Net income	17,291	14,961	6,178	16,934	7,667
Net loss attributable to noncontrolling interests	(395)	—	—	—	—

Net income attributable to HomeAway, Inc.	17,686	14,961	6,178	16,934	7,667
Cumulative preferred stock dividends and discount accretion	—	—	(24,678)	(35,224)	(33,511)

Net income (loss) attributable to common stockholders	$17,686	$14,961	$(18,500)	$(18,290)	$(25,844)

Net income (loss) per share attributable to common stockholders:
Basic	$0.21	$0.18	$(0.31)	$(0.48)	$(0.70)
Diluted	$0.20	$0.18	$(0.31)	$(0.48)	$(0.70)

Weighted average number of shares outstanding:
Basic	85,378	82,382	59,549	38,143	37,172
Diluted	88,259	84,942	59,549	38,143	37,172

	December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Consolidated Balance Sheet Data(1):
Cash and cash equivalents	$324,608	$189,478	$118,208	$65,697	$92,425
Working capital (deficit)	220,429	121,990	72,331	(20,484)	32,804
Total assets	1,080,672	722,675	604,631	489,742	427,095
Total liabilities	246,733	205,642	163,622	127,851	97,420
Total redeemable and convertible preferred stock	—	—	—	478,965	451,749
Total stockholders’ equity (deficit)	823,355	517,033	441,009	(117,074)	(122,074)

	December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Other Financial Data(1):
Adjusted EBITDA(2)	$96,722	$80,348	$66,756	$43,220	$30,568
Free cash flow(3)	92,972	85,265	64,499	51,452	32,563
Capital expenditures	19,616	17,260	12,978	10,396	12,617
Non-GAAP net income(4)	49,820	40,617	29,237	32,186	17,738

(1)	Acquisitions of businesses we have made are included in our consolidated financial statements beginning on the dates of acquisition. Acquisitions we have made for the periods included above consist of: Homelidays.com in France in January 2009; AlugueTemporada.com.br in Brazil in March 2010; BedandBreakfast.com in the United States in March 2010; Escapia, Inc. in the United States in October 2010; Instant Software in the United States in October 2010; RealHolidays.com.au in Australia in April 2011; Second Porch, Inc. in the United States in April 2011; Toprural.com in Spain in April 2012; travelmob Pte. Ltd. in Singapore in August 2013; Bookabach Limited in New Zealand in November 2013; and Stayz Pty Limited in Australia in December 2013.
(2)	We define Adjusted EBITDA as net income (loss) attributable to HomeAway, Inc. plus depreciation, amortization of intangible assets; interest expense, net; income tax expense (benefit); stock-based compensation expense; net loss attributable to noncontrolling interests, all net of any foreign exchange income or expense.

The following table presents a reconciliation of net income attributable to HomeAway, Inc. to Adjusted EBITDA:

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Net income attributable to HomeAway, Inc.	$17,686	$14,961	$6,178	$16,934	$7,667
Depreciation and amortization	25,067	23,489	19,971	15,841	13,612
Stock-based compensation	37,887	27,033	23,933	13,512	5,978
Interest expense	—	—	—	22	3
Interest income	(1,211)	(928)	(374)	(208)	(261)
Foreign exchange (income) expense	5,964	2,618	4,555	3,433	(1,423)
Income tax expense (benefit)	11,724	13,175	12,493	(6,314)	4,992
Net loss attributable to noncontrolling interests	(395)	—	—	—	—

Adjusted EBITDA	$96,722	$80,348	$66,756	$43,220	$30,568

The following table presents stock-based compensation and depreciation included in the respective line items in our Consolidated Statement of Operations:

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Stock-based compensation:
Cost of revenue	$3,064	$2,675	$1,805	$861	$396
Product development	9,515	5,642	5,023	2,424	906
Sales and marketing	8,488	6,629	6,292	1,730	857
General and administrative	16,820	12,087	10,813	8,497	3,819

Total	$37,887	$27,033	$23,933	$13,512	$5,978

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Depreciation:
Cost of revenue	$4,268	$3,682	$2,703	$2,079	$1,505
Product development	3,092	2,470	1,885	1,211	817
Sales and marketing	4,248	3,438	2,763	1,605	1,110
General and administrative	1,791	1,461	1,078	993	664

Total	$13,399	$11,051	$8,429	$5,888	$4,096

(3)	We define free cash flow as our cash provided by operating activities, adjusted for cash interest expense and excess tax benefit (shortfall) from stock-based compensation, and subtracting capital expenditures. For the purpose of calculating free cash flow, we consider purchases of property, equipment, leasehold improvements for our offices, and software licenses, including costs associated with internally developed software, as capital expenditures.

The following table presents a summary of cash flows:

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Cash provided by operating activities	$104,362	$95,403	$76,972	$61,857	$44,962
Cash used in investing activities	(223,372)	(57,975)	(73,502)	(81,031)	(70,962)
Cash provided by (used in) financing activities	252,047	33,000	51,630	(5,952)	(17,949)

The following table presents a reconciliation of cash provided by operating activities to free cash flow:

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Cash provided by operating activities	$104,362	$95,403	$76,972	$61,857	$44,962
Excess tax benefit (shortfall) from stock-based compensation	8,226	7,122	505	(9)	218
Capital expenditures	(19,616)	(17,260)	(12,978)	(10,396)	(12,617)

Free cash flow	$92,972	$85,265	$64,499	$51,452	$32,563

(4)	We define non-GAAP net income as our net income (loss) attributable to HomeAway, Inc. plus the after-tax effect of stock-based compensation expense, amortization of intangible assets and the impact on noncontrolling interests of these items, utilizing a tax rate of 35%. The income tax effect of adjustments to non-GAAP net income assists investors in understanding the tax provision related to those adjustments and a tax rate of 35% related to ongoing operations.

The following table presents a reconciliation of net income attributable to HomeAway, Inc. to non-GAAP net income:

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Net income attributable to HomeAway, Inc.	$17,686	$14,961	$6,178	$16,934	$7,667
Add:
Stock-based compensation	37,887	27,033	23,933	13,512	5,978
Amortization expense	11,668	12,438	11,542	9,953	9,516
Related tax effect	(17,343)	(13,815)	(12,416)	(8,213)	(5,423)
Impact on noncontrolling interest of non-GAAP adjustments	(78)	—	—	—	—

Non-GAAP net income	$49,820	$40,617	$29,237	$32,186	$17,738

Discussion of Non-GAAP Financial Measures

This Form 10-K contains non-GAAP financial measures: Adjusted EBITDA, free cash flow and non-GAAP net income, as described above, as well as revenue adjusted for foreign currency. Revenue adjusted for foreign currency assumes foreign currency exchange rates used for translation based on the rates in effect for the comparable prior-year period. In order to compute our constant currency revenue, we divide our monthly U.S. dollar results by the applicable current year monthly average foreign exchange rates and then multiply those amounts by the applicable prior year monthly average foreign exchange rates. Adjusted EBITDA, free cash flow, non-GAAP net income and constant currency revenue are financial measures that are not calculated in accordance with accounting principles generally accepted in the United States, or GAAP. However, we believe that the use of Adjusted EBITDA, free cash flow, non-GAAP net income and constant currency revenue are useful to investors in evaluating our operating performance for the following reasons:

•

our management uses adjusted EBITDA, free cash flow, non-GAAP net income and constant currency revenue in conjunction with GAAP financial measures as part of our assessment of our business and in communications with our board of directors concerning our financial performance;

•

Adjusted EBITDA, free cash flow, non-GAAP net income and constant currency revenue provide consistency and comparability with our past financial performance, facilitate period-to-period comparisons of operations, and also facilitate comparisons with other peer companies, many of which use similar non-GAAP financial measures to supplement their GAAP results;

•	securities analysts use Adjusted EBITDA, free cash flow, non-GAAP net income and constant currency revenue as supplemental measures to evaluate the overall operating performance of companies; and

•

Adjusted EBITDA and non-GAAP net income exclude non-cash charges, such as depreciation, amortization and stock-based compensation, because such non-cash expenses in any specific period may not directly correlate to the underlying performance of our business operations and can vary significantly between periods.

Adjusted EBITDA, free cash flow, non-GAAP net income and constant currency revenue should not be reviewed in isolation. You should consider them in addition to, and not as substitutes for, measures of our financial performance reported in accordance with GAAP. Our Adjusted EBITDA, free cash flow, non-GAAP net income or constant currency revenue may not be comparable to similarly titled measures of other companies and because other companies may not calculate such measures in the same manner as we do. Adjusted EBITDA, free cash flow, non-GAAP net income and constant currency revenue have limitations as analytical tools. In addition, none of these measures reflect future requirements for contractual obligations.

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

Overview

We operate the world’s largest online marketplace for the vacation rental industry. Our marketplace brings together millions of travelers seeking vacation rentals online with hundreds of thousands of property owners and managers of vacation rental properties located in 190 countries around the world. Our portfolio includes leading vacation rental websites in the United States, the United Kingdom, Germany, France, Spain, Brazil, Australia, Singapore and New Zealand. During 2013, according to our internal metrics, our websites attracted approximately 750 million website visits, and as of December 31, 2013, our global marketplace included approximately 890,000 paid listings.

In 2013, consistent with our stated strategy, we focused our efforts on providing the largest selection of properties to travelers and the most qualified inquiries to property owners and managers. Including acquisitions, we added 178,244 paid listings, net of non-renewals, to our network during 2013, representing a 25.0% growth rate over the prior year. Consistent with providing the largest selection of properties to travelers, we also expanded our network during 2013 as a result of our acquisition of travelmob Pte. Ltd. (“travelmob”) in Singapore, Bookabach Limited (“Bookabach”) in New Zealand and Stayz Pty Limited (“Stayz”) in Australia. Travelmob, Bookabach and Stayz added approximately 62,000 paid listings to our network, further solidifying our market presence in the Asia Pacific region. In addition, in the fourth quarter of 2013, we launched a performance-based pay-per-booking commission product in the U.S. that allows owners and managers to list their property on our marketplace and pay a commission per booking in lieu of a pre-paid subscription fee. At the end of 2013, this pay-per-booking product was available on HomeAway.com in the U.S. and to larger property managers on select HomeAway websites in Europe and contributed to our acceleration of paid listings growth during 2013. We believe over the long-term this will attract more listings which will be beneficial to travelers and will contribute to revenue growth for our business.

Historically, property owners and managers have paid us to list on our marketplace by paying for a subscription that generally is for an annual period. Our listing business, which is made up largely of subscription listings, comprises the majority of our revenues at 85.0% for each of the years ended December 31, 2013 and December 31, 2012. We continued to improve monetization of our paid listing base from pricing and product changes through continued adoption of our tiered pricing structure, where available, and from an increase in purchases by property owners and managers of bundled listings products. This improved monetization can be seen in the increase of our average revenue per listing from $353 in 2012 to $368 in 2013. Average revenue per subscription listing, excluding the impact of foreign exchange rates and lower revenue per listing for pay-for-performance listings, also accelerated during 2013 and increased by 12.4% in 2013 compared to 2012 and by 6.8% in 2012 compared to 2011. Tiered pricing allows property owners and managers with paid subscriptions to improve their position in search results by purchasing a higher subscription level or tier. We believe property owners and managers increasingly will elect to purchase higher tiers, which would increase average subscription revenue per subscription listing in future periods. At the same time, by keeping base prices low, we believe the number of paid listings can continue to grow. Although we plan to launch tiered pricing on our other websites as well, we may use different strategies as we enter new markets and geographies or attempt to further penetrate the professional property manager market which could result in lower average revenue per listing.

Enablement of e-commerce on our websites has been and will continue to be a focus for our Company. In 2013, we continued to see adoption of our online payments platform, called ReservationManager™, which is currently available on HomeAway.com and VRBO.com in the United States, HomeAway.co.uk in the United Kingdom, Abritel.fr in France and HomeAway.de in Germany. ReservationManager enables property owners and managers to respond to and manage inquiries, prepare and send rental quotes and payment invoices; allows travelers to book online, including the ability to enter into rental agreements online; and process online payments via credit card or eCheck. Additionally in some countries, through ReservationManager, property owners and managers can make value-added products such as property damage protection available for purchase. We believe that adoption of this product over time will allow us to earn more revenue from ancillary products while providing a more secure and efficient payment mechanism for travelers. We plan to introduce new products and services for travelers, property owners and managers, which we believe will provide further opportunities to generate revenue through our marketplace.

We believe that bringing travelers to our online marketplace is necessary to attract and retain vacation rental owners and managers. It is also critical for us to increase the rate at which travelers book vacation rentals with our property owners and managers. To meet these challenges, which are even more important with the increase in performance-based listings, we are focused on a combination of marketing tactics, including pay-per-click advertising, search engine optimization, and display advertising, with a goal of driving more travelers and bookings to our websites as well as increasing the exposure of the vacation rental category. We are also investing in product enhancements to make it easier for travelers visiting our websites to search and find the right property, to inquire and to book their stay. Online booking enables travelers to reserve a vacation rental directly on any of our listing websites that utilize our ReservationManager payments platform, rather than requiring correspondence with a property owner or manager to reserve a vacation rental.

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

Key financial highlights for 2013 include the following:

•	Total revenue was $346.5 million compared to $280.4 million in 2012, or an increase of 23.6%, excluding the impact of foreign exchange rates, total revenue increased by 23.0%;

•

Percentage of total revenue from outside the United States was 39.0% in 2013, compared to 38.3% in 2012, and in 2013 included 36.5% from Europe, 2.4% from Brazil and Australia and 0.1% from the Asia Pacific region;

•	Listing revenue was $294.7 million compared to $238.4 million in 2012, or an increase of 23.6%, and contributed 85.0% of total revenue in both 2013 and 2012;

•	Net income attributable to HomeAway, Inc. was $17.7 million, or $0.20 per diluted share, compared to $15.0 million, or $0.18 per diluted share, in 2012, or an increase of 18.2%;

•

Cash from operating activities was $104.4 million compared to $95.4 million in 2012, or an increase of 9.4%, which includes a negative impact from an excess tax benefit as a result of stock-based compensation of $8.2 million in 2013, compared to $7.1 million in 2012;

•

Adjusted EBITDA was $96.7 million compared to $80.3 million in 2012, or an increase of 20.4%; as a percentage of revenue, Adjusted EBITDA was 27.9%; excluding one-time expenses related to the acquisition of Stayz in the fourth quarter of 2013, Adjusted EBITDA would have increased 25.1% year-over-year;

•	Free cash flow was $93.0 million compared to $85.3 million in 2012, or an increase of 9.0%;

•	Non-GAAP net income was $49.8 million, or $0.56 per diluted share, compared to non-GAAP net income of $40.6 million, or $0.48 per diluted share in 2012; and

•	Cash, cash equivalents and short-term investments as of December 31, 2013 were $391.4 million.

For further discussion regarding Adjusted EBITDA, free cash flow and non-GAAP net income, along with reconciliations of such numbers to the most directly comparable financial measures calculated and presented in accordance with GAAP, please see the information under the caption “Selected Financial Data” in Item 6 of this Annual Report on Form 10-K.

Acquisitions

Since our inception, we have acquired 21 businesses as part of our growth strategy. Each of these acquisitions has been accounted for using the acquisition method of accounting. Accordingly, the financial statements for these businesses have been included in our consolidated financial results since the applicable acquisition dates. The most recent acquisitions were travelmob Pte. Ltd. in Singapore, Bookabach Limited in New Zealand and Stayz Pty Limited in Australia during August 2013, November 2013 and December 2013, respectively. These acquisitions further provide the Company the opportunity to address the growing market needs in the Asia Pacific region for the short-term vacation rental industry.

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

Growth Opportunities and Trends

Our ability to continue to grow our revenue will depend largely on increasing the number of paid listings, increasing revenue per listing and increasing revenue from other products and services through our marketplace. This includes our ability to successfully enable e-commerce transactions on our websites, including allowing for online payments and online booking, and commission-based revenue streams for vacation rental listings including pay-per-booking listings. We continually assess opportunities for strategic acquisitions. We also use direct and indirect marketing as well as telesales to reach owners and professional property managers. We believe that the growing awareness of vacation rentals, as a favorable alternative to hotels, has and will continue to support growth of our business.

Expenses

Our expenses are primarily composed of salaries and related expenses, marketing and professional fees. Our expenses from year to year may fluctuate due to timing of specific events or projects. We will continue to increase expenses across the organization on an annual basis to support our growth and expect our cost of revenue to grow in absolute dollars but remain consistent as a percentage of revenue in 2014. We expect to incur higher expenses for product development as we record a full year impact of personnel hired in 2013 and as we hire additional personnel to develop new features and products and expect product development expenses to increase as a percentage of revenue in 2014. We expect to incur higher expenses in absolute dollars and as a percentage of revenue in 2014 for sales and marketing as we continue to build our sales team to address the professional property managers and continue to build brand and category awareness. We expect to incur higher expenses in absolute dollars and as a percentage of revenue in 2014 for general and administrative expenses to support the growth of our business internationally and the requirements of being a publicly traded company. We plan for additional capital investments in 2014 to support the growth of our business and expect our investment in capital expenditures to increase as a percentage of revenue as compared to 2013, primarily due to the expansion of our office facilities in Austin, Texas. We believe that the reorganization of our global corporate structure will lower our tax expense over the longer term and we are continuously seeking to optimize in line with our global expansion plans.

Key Business Metrics

In addition to traditional financial and operational metrics, we use the following business metrics to monitor and evaluate results.

	Year Ended December 31,
	2013	2012	2011
Paid listings, end of period	889,875	711,631	640,925
Average revenue per listing	$368	$353	$341
Renewal rate, end of period	72.5%	73.8%	76.8%
Visits to websites (in millions)	752	600	496

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

As a result of consolidated listings and bundled listings, our paid listing counts will be lower since these listings previously would have been counted as two paid listings had they been purchased on both websites. In the future, as property owners and managers that have listings on both HomeAway.com and VRBO.com renew their subscriptions into a bundled listing, we will count these as one listing. We anticipate more bundled listings and consolidations of listings in the future, including the migration of Homelidays.com and Stayz.com.au to our global technology platform, which we expect will lower our paid subscription listing growth. The lower paid listing counts from consolidations and bundles will in turn lower our reported renewal rate. Additionally, our bundled listing products generally have a higher overall price and will increase our average revenue per listing.

Adjusting for the impact of our customers’ ability to consolidate listings and to purchase network product bundles, we estimate our business metrics to be as follows:

	Year Ended December 31,
	2013	2012	2011
Paid listings, end of period	938,385	724,357	640,925
Average revenue per listing	$354	$349	$341
Renewal rate, end of period	75.3%	74.4%	76.8%

Paid Listings. In 2013, 2012 and 2011, 85.0%, 85.0% and 86.6%, respectively, of our revenue was derived from paid listings. We regularly track paid listings as a key revenue growth indicator and to identify trends in our business and industry. From 2012 to 2013 and from 2011 to 2012, ending paid listings increased by 25.0% and 11.0%, respectively, contributing to listing revenue growth of 23.6% and 19.5%, respectively. The growth in paid listings is due to our marketing and selling new and additional listings to property owners and managers, the introduction of pay-per-booking listings, listings acquired in acquisitions and organic growth from property owners and managers who become aware of our websites and choose to market their properties. For the year, we reduced the number of pay-per-lead listings and added a significant number of pay-per-booking listings, resulting in a net impact of 225.4% ending listing growth from performance-based listings. A portion of the growth in listings came from 2013 acquisitions of Travelmob, Bookabach and Stayz, which added approximately 62,000 paid listings to our network, most of which are performance-based listings. Growth in new listings is partially offset by loss of listings through attrition and through consolidations.

Adjusting for the impact of consolidated listings and new bundled listings, we estimate that our paid listing growth would have been 29.5% in 2013 compared to 2012 and 13.0% in 2012 compared to 2011. We do not expect these changes to have any negative impact on the number of unique properties on our websites.

We define a paid listing as a fee to list a property advertisement on one or more websites in our marketplace. A paid listing allows a property owner or manager to include a description of the property, along with location, pricing, availability, a specified number of photos and contact information. We also provide tools to enable property owners and managers to manage their listings and rental business. Most listings are sold on a subscription basis, and some listing packages may include listings on more than one of our websites. We also sell listings on a pay-for-performance basis. When purchased at the same time in one bundle, we count this as one paid listing.

As the number of paid listings increases, we believe that we will generate additional revenue while also expanding the value of the marketplace to travelers, thus increasing the likelihood that travelers will find a property that is suitable to their needs. It is possible that a specific property may be listed on more than one of our websites without indicating that the multiple listings refer to the same property. We have used various technologies to estimate the number of unique properties and are implementing systems and processes to identify the number of unique properties that comprise our paid vacation rental listings, which we estimate was approximately 824,000 as of December 31, 2013, as compared to approximately 630,000 as of December 31, 2012.

Average Revenue per Listing. We believe that trends in revenue per listing, over an extended period, are important to understanding the value we bring to property owners and managers, and the overall health of our marketplace. We use trends in revenue per listing, as well as trends in paid listings, in order to formulate financial projections and make strategic business decisions. At a consolidated level, increases in revenue per listing may increase our earnings or may be leveraged for future investment. The average revenue per listing may fluctuate based on the timing and nature of acquisitions, changes in our pricing, the impact of consolidated and bundled listing products, uptake of listing enhancements, changes in the pricing of enhancements, seasonality, changes in brand and listing type mix, and the impact of foreign exchange rates on our listing revenue outside of the United States.

From 2012 to 2013 and from 2011 to 2012, average revenue per listing increased by 4.2% and 3.5%, respectively, which contributed to our overall listing revenue growth. Average revenue per listing for paid subscriptions only, excluding the impact of foreign exchange rates and lower revenue per listing for pay-for-performance listings, grew 12.4% to $425 in 2013 as compared to $378 in 2012.

Adjusting for the impact of consolidated listings and new bundled listings on the number of paid listings, our average revenue per listing would have been $354 in 2013 and $349 in 2012, or an increase of 1.4% in 2013 compared to 2012 and 2.3% in 2012 compared to 2011. Making the same adjustments, average revenue per listing for paid subscriptions only, excluding the impact of foreign exchange rates and lower revenue per listing for pay-for-performance listings, grew 8.8% to $407 in 2013 as compared to $374 in 2012.

We compute average revenue per listing as annualized listing revenue divided by the average of paid listings at the beginning and end of the period. Our paid listings include both subscription listings and pay-for-performance listings. Average revenue per listing may be impacted by changes in mix between listing types, with pay-for-performance listings generally having a dilutive effect on average revenue per listing. The price of listings varies by website and can include various additional fees associated with listing enhancements. Given such impacts together with the recent and significant growth in pay-for-performance listings, we plan to stop reporting average revenue per all types of listings and instead report on average subscription revenue per subscription listing.

We have traditionally relied on increases in base pricing to increase revenue per listing but are now focused on tiered pricing alternatives as well as bundled listings for our property owners and managers which may or may not include increases in our base price. We began offering tiered pricing on HomeAway.com in the United States in 2011, which allows our property owners and managers to purchase a higher subscription level to increase the position of their listings in search results. In 2012, we migrated VRBO.com in the United States to the same tiered pricing structure. Also in 2012, we launched tiered pricing on HomeAway.com.uk in the United Kingdom, Abritel.fr in France and HomeAway.de in Germany. In 2013, tiered pricing was launched on HomeAway.es in Spain, HomeAway.it in Italy and AlugueTemporada.com.br in Brazil. As we continue to implement tiered pricing on other websites, or change the prices or structure of tiered pricing, we may see an impact to listing sales in the current period with the impact on revenue seen over the length of the subscription period.

Renewal Rate. Renewal of paid subscription listings is a key driver of revenue for our business. Also, we track renewal rate in order to understand and improve upon the satisfaction of our property owners and managers and to help us more accurately estimate our future revenue and cash flows. Our overall renewal rate decreased from 73.8% in 2012 to 72.5% in 2013 following a decrease in our renewal rates from 76.8% in 2011 to 73.8% in 2012. This decline of 1.3% in 2013 is primarily due to the impact of consolidated listings in the United States. After adjusting for consolidated listings, our renewal rate as of December 31, 2013 is estimated to be 75.3%, or consistent with the same adjusted renewal rate in 2012.

We expect continued product improvements, demand generation for property owners and managers and the resulting increases in customer satisfaction to result in long-term improvements to renewal rates. Our renewal rate will continue to be impacted by our property owners’ and managers’ ability to consolidate their listings and their ability to purchase geographic bundled listings and by use of promotional activities to attract new subscribers at a lower price who many renew at lower rates. Additionally, our paid subscription listing renewal rate could be impacted by property owners and managers who elect to list their properties on our recently launched pay-per-booking commission-based model, rather than paying a subscription fee.

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

Visits to Websites. We view visits to websites as a key indicator of growth in our brand awareness among users and our ability to provide our property owners and managers with inquiries and bookings from travelers. Growth in visits to websites will be driven by our marketing strategies and has a direct impact on our financial performance. We use a variety of tools to measure visits to our websites. These tools include solutions from third parties such as Omniture and Google Analytics. We also review third-party published reports to measure our results against comparable companies; however, these reports are not consistent with our internal measurements.

Growth in visits was 25.6% in 2013 as compared to 2012 and was 20.9% in 2012 as compared to 2011. During the fourth quarter of 2012, we began using a different tool for the measurement of visits for certain of our websites. On a comparable basis, we estimate that visits would have increased by 19.1% in 2013 compared to 2012 and 20.0% in 2012 compared to 2011, if we had been using the same tools during both reporting periods.

We believe that certain quality initiatives aimed at reducing the number of visits required to secure a booking may have an impact on growth in visits. These initiatives include online booking, quotable rates, and continuous improvements to our search functionality to help travelers locate appropriate properties more quickly.

Key Components of Our Results of Operations

Revenue

We derive most of our revenue from paid subscription listings. Our customers generally pay for their subscription listings at the beginning of the listing term, and revenue is recognized monthly over the term of the listing, which is generally one year. We offer pay-for-performance listings to property owners and professional managers, which represented 1.7% and 1.4% of our revenue in 2013 and 2012, respectively. This offering allows the customer to list a property with no initial upfront fees and, instead, pay us fees on traveler inquiries or commissions on traveler bookings.

A major source of new property listings has been through the introduction of pay-for-performance listings and through the use of our inside sales organization who target larger professional managers. We also generate new listings from search engines such as Google, where property owners and managers search to find vacation rental listings websites. In addition, word-of-mouth referrals, primarily from existing property owners and managers that have been successful in renting their vacation rentals or travelers who have been successful in finding a property to rent using our websites, are another source for new listings.

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

Deferred revenue consists of payments received from sales of paid listings or payments received from performance-based listings in excess of the revenue that we have recognized from the same listings, sales from hosted software solutions for which the estimated period of the hosting relationship is longer than one year and sales of gift cards for which revenue is recognized over a period commensurate with the use of the gift card. Deferred revenue increases as a result of new and renewed listings and decreases as a result of the recognition each month of the pro-rata share of revenue from cash collected in previous periods. We expect an increase in deferred revenue on an annual basis as we grow our core listing business, but may experience seasonal decreases in deferred revenue in quarters with fewer new listings and renewals, as is discussed in more detail in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Seasonality and Quarterly Results” section of this Annual Report on Form 10-K. As with other balance sheet line items, deferred revenue is reflected at the current month-end exchange rate, and the change in deferred revenue may therefore be impacted by movements in foreign currency.

We earn revenue from the sales of Internet display-based advertising on our websites, property management software licenses and related maintenance, gift cards and commissions for online reservations. We also offer other services to property owners, managers and travelers that result in revenue and royalties.

Costs and Expenses

A large component of our costs and expenses consists of personnel costs. Personnel costs include salaries, benefits, bonuses and related expenses, including stock-based compensation. We grew from 1,228 employees at December 31, 2012 to 1,542 employees at December 31, 2013. We expect that personnel costs will be higher in absolute dollars in 2014 than in 2013 based on an expected increase in the number of employees in 2014.

Cost of Revenue. Cost of revenue consists of salaries, benefits and related expenses and stock-based compensation of our customer service and web-hosting personnel, merchant fees charged by credit card processors, costs associated with the hosting of our websites, costs associated with payments and reserves under our Carefree Rental Guarantee, allocated facility expenses and depreciation costs. Personnel costs include salaries, benefits, bonuses and related expenses, including stock-based compensation. To the extent that the number of paid listings on our marketplace grows and as we add more features to our websites, we intend to invest additional resources in customer service systems and personnel. Our customer service personnel help our property owners and managers use our websites to list their properties, answer their questions, and perform listing reviews and other processes as a part of our efforts to ensure quality, trust and security. Our customer service personnel also help travelers use our websites to book their travel and answer their questions. As more property owners and travelers utilize our e-commerce products and services, such as our online booking functionality on our websites, we believe that more travelers will require help from our customer service personnel. Our merchant fees are based on a contractual rate per transaction and will increase in absolute dollars as sales of listings increase, but for 2014 we expect our merchant fees to remain relatively constant and commensurate with 2013 levels, as a percentage of revenue. In general, as we add more features and functionality to our websites and anticipate an increase in the number of travelers accessing our websites, we will increase our spending on hardware and software required for hosting. We expect these additional costs to cause our cost of revenue expenses to increase in absolute dollars but remain consistent as a percentage of revenue in 2014 as compared to 2013.

We view the operation of our websites as a foundation upon which different revenue streams are generated. Cost of revenue, as described above, which includes the cost of customer service personnel, web hosting and merchant fees, directly supports our listing revenue, which was 85.0% of total revenue in 2013 and 2012. These same expenses support the overall operation of our websites and therefore our other revenue. There are no other material distinct costs of revenue for any period presented. The reporting of cost of revenue as one category in our consolidated financial statements is consistent with the manner in which we manage our business.

Product Development. Product development expenses consist primarily of personnel costs, third-party contracting and consulting fees associated with our research and development of new services, expenses associated with improvements to, and maintenance of, existing services, allocated facility expenses and depreciation costs. We have historically focused our product development efforts on increasing the functionality and enhancing the ease of use of our websites, both for property owners and managers and for travelers. We intend to increase our technology and product resources by hiring additional personnel in future periods as we anticipate an increase in the number of listings and develop new features and products. We expect these additional investments to cause our product development expenses to increase both in absolute dollars and as a percentage of revenue in 2014 as compared to 2013.

Sales and Marketing. Sales and marketing expenses consist primarily of amounts paid for pay-per-click, or PPC, online display advertising, broad reach advertising, personnel costs for our marketing, search engine optimization, or SEO, sales staff, and consulting and other services firms fees, expenses associated with email marketing programs and public relations expenses, allocated facility expenses and depreciation costs. We utilize

PPC advertising primarily to increase the number of travelers to our websites who are seeking properties in specific geographical areas in order to increase the number of inquiries and bookings regarding vacation rentals. Our sales and marketing team also focuses on increasing the placement of our websites in search rankings on Google, Bing and other search engines, which results in owner, manager and traveler acquisition at relatively little incremental expense. We intend to increase our sales expense to drive additional listing sales to professional property managers and increase marketing efforts to support our new products, increase the traffic to our websites and increase overall brand awareness. Also, we may elect to significantly increase Internet search engine marketing to drive additional travelers to our websites to support the increase in new listings. It will be particularly important for us to increase bookings to our pay-for-performance customers while also continuing to deliver bookings for our subscription-based customers. Therefore, we expect to build and enhance our internal team of marketing professionals to manage this area. We expect our sales and marketing expenses to increase in absolute dollars and as a percentage of revenue in 2014 as compared to 2013.

General and Administrative. General and administrative expenses consist of personnel costs for our executive, finance and accounting, and management information systems personnel, professional fees for legal, audit, and other consulting services, allocated facility expenses, depreciation and other corporate overhead expenses. We expect to increase headcount to support our anticipated growth and international expansion, which will result in an increase in other expenses, such as facilities, office and travel. We also expect to continue to incur costs associated with operating as a public company, including increases in our finance, accounting and legal personnel, additional consulting, legal and audit fees, insurance costs, board of directors’ compensation, and costs associated with compliance with the Sarbanes-Oxley Act and other requirements. As a result, we expect our general and administrative expenses to increase in absolute dollars and as a percentage of revenue in 2014 as compared to 2013.

Depreciation

Property and equipment, office tenant improvements and software licenses are recorded at cost and are depreciated using the straight-line method over their estimated useful lives. Equipment and computer hardware are generally depreciated over three years and furniture and fixtures over five to ten years. Leasehold improvements are recorded at cost and depreciated over the shorter of the contractual lease period or their estimated useful life. We allocate depreciation to expense categories based on the relative number of employees in each category. Based on our current estimated level of capital expenditures, we expect our depreciation expense to increase in absolute dollars and as a percentage of revenue in 2014 as compared to 2013.

Amortization

Due to our historical acquisitions, we have recorded identifiable intangible assets, which are being amortized over their estimated useful lives. As a result, our amortization expense has grown as we have made acquisitions. We perform annual impairment testing of goodwill and indefinite-lived intangible assets, or when events or circumstances indicate that impairment may have occurred. We expect our amortization expenses to increase in absolute dollars in 2014 as compared to 2013 but decrease as a percentage of revenue in 2014. Amortization expense will depend on our future acquisition activity.

Other Income (Expense)

Other income (expense) includes interest earned on our excess cash, which is invested in short-term instruments, net of interest expense. At December 31, 2013, we had operations in the United States, France, the United Kingdom, Spain, Germany, Australia, Brazil, Switzerland, Singapore, New Zealand, Italy, Colombia and Thailand. As a result of operating in multiple countries, we incur gains and losses on foreign currency transactions, primarily related to the valuation of intercompany loans and short-term advances, which are included as other income (expense).

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

Historically, we have generated most of our current taxable income outside of the United States due to net operating loss carryforwards and stock option deductions available for utilization in the United States. However, in 2014 we expect to utilize most of our available U.S. NOL carryforward. In 2014, we expect to pay corporate income taxes associated with our operations in Australia, Brazil, Colombia, France, Germany, Italy, the Netherlands, New Zealand, Spain and Switzerland, as well as certain states within the United States. We will continue to expand our business outside of the United States, in which case, we will become subject to further taxation based on foreign statutory tax rates in those jurisdictions where we operate, and our effective tax rate may fluctuate as a result.

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

In 2013, we benefited from the U.S. research and experimentation tax credit incentive extended to taxpayers engaged in qualified research and experimental activities while carrying on a trade or business. The tax credit expired on December 31, 2013, and if not renewed under similar terms as in prior years, the result could have a material impact on our financial results.

Critical Accounting Policies and Estimates

Our consolidated financial statements include the accounts of our U.S.-based operations and our Australia, Brazil, Colombia, France, Germany, Italy, Netherlands, New Zealand, Singapore, Spain, Switzerland and United Kingdom-based subsidiaries. Our consolidated results are prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. To the extent there are material differences between these estimates and our actual results, our consolidated financial statements will be affected.

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

We generate a significant portion of our revenue from listing customers for online advertising listing services related to the listing of their properties for rent, primarily on a subscription basis, over a fixed-term. We also generate revenue from commissions on bookings or traveler inquiries on our performance-based listings. Additional revenues are derived from local and national Internet display advertisers, license of property management software and ancillary products and services.

Payments for term-based paid subscriptions received in advance of services being rendered are recorded as deferred revenue and recognized ratably on a straight-line basis over the listing period. Revenue for performance-based listings are calculated as a percentage of the traveler booking or a fixed fee-per-inquiry stated in the arrangement and recognized when the service has been performed or as the customers’ refund privileges lapse.

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

We recognize revenue from the sale of perpetual licenses upon delivery, which generally occurs upon electronic transfer of the license key that makes the product available to the purchaser.

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

Business Combinations

Since our inception, we have acquired 21 businesses. The purchase prices of acquired businesses have been allocated to the tangible and intangible assets acquired and liabilities assumed, based upon their estimated fair value at the date of purchase. The difference between the purchase price and the fair value of the net assets acquired is recorded as goodwill.

Most of the businesses we have acquired did not have a significant amount of tangible assets. We identified the following identifiable intangible assets in each acquisition: trade name, customer relationships, internal software and non-competition agreements. Each valuation of intangible assets generally used similar assumptions as most of the businesses acquired were substantially the same and were acquired simultaneously, in some cases, or within a short time period of each other. In making other assumptions on valuation and useful lives, we considered the unique nature of each acquisition. As of December 31, 2013, we had $80.7 million in intangible assets (net of accumulated amortization) and $507.6 million in goodwill.

There are three basic approaches to determining fair value of an asset: the income approach, the market approach and the cost approach. We utilized a third-party valuation firm to assist us in the valuation of the acquired intangibles and the resulting allocation of purchase price for all acquisitions. For trade name valuation, we used the relief from royalty method, which is a hybrid of the income and market approaches; for customer relationships, we used the excess earnings method, a form of the income approach.

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

Our definite-lived intangible assets, including trade names, internal software, customer relationships, and non-competition agreements are recorded at cost less accumulated amortization. These definite-lived intangibles are amortized using a method that reflects our best estimate of the pattern in which the economic benefit of the related intangible asset is utilized. Goodwill and intangible assets deemed to have indefinite useful lives, such as certain trade names, are not amortized and are subject to annual impairment tests or whenever events or circumstances indicate impairment may have occurred. Circumstances that could trigger an impairment test include but are not limited to: a significant adverse change in the business climate or legal factors; adverse cash flow trends; an adverse action or assessment by a regulator; unanticipated competition; loss of key personnel; decline in stock price; and results of testing for recoverability of a significant asset group within a reporting unit. We determined that no triggering event occurred during any of the periods presented.

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

We perform an evaluation of goodwill and indefinite-lived intangible assets for impairment annually in October. The determination of whether or not goodwill or indefinite-lived intangible assets have become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the value of the reporting unit or intangible assets. Changes in our strategy and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of goodwill or intangible assets. No impairment of goodwill or indefinite-lived intangible assets was identified in any of the periods presented.

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

We are a current taxpayer in Australia, Brazil, France, Germany, the Netherlands, New Zealand, Spain and several states in the United States. Since our inception, in the United States, we have not had any current federal tax liabilities due to tax losses incurred in earlier years and carried forward, as well as significant stock option deductions generated in 2012 and 2013.

At December 31, 2013, we had approximately $8.5 million of U.S. federal NOLs available to reduce future taxable income, $7.9 million of which is attributable to pre-acquisition losses of Escapia, and $0.2 million of which is attributable to pre-acquisition losses of Second Porch. Our NOLs will begin to expire in 2025. The NOLs acquired from Escapia and Second Porch are subject to an annual limitation pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, due to an “ownership change,” which occurred at the time of our acquisition of the shares of that company. The NOLs attributable to the period of time before our February 1, 2005 Series A preferred stock financing transaction are also subject to an annual limitation due to the deemed ownership change that occurred upon the issuance of those shares. Accordingly, we have not recorded a benefit for approximately $0.4 million of NOLs that will expire unused. All of our NOLs could be subject to a further limitation if we experience an ownership change in future periods.

The difference between our effective income tax rate and the federal statutory rate is primarily a function of the mix of foreign versus U.S. income, the impact of foreign tax rates, uncertain tax positions, the research and experimentation credit and permanent differences, including stock-based compensation charges and non-deductible charges. Our provision for income taxes is subject to volatility and could be adversely impacted by earnings being lower than anticipated in countries that have lower tax rates and higher than anticipated in countries that have higher rates and by pending or future tax law changes in the countries where we conduct business, including rate changes.

In 2013, we benefited from the U.S. research and experimentation tax credit incentive extended to taxpayers engaged in qualified research and experimental activities while carrying on a trade or business. The tax credit expired on December 31, 2013, and if not renewed under similar terms as in prior years, the result could have a material impact on our financial results.

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

Our provision for income taxes does not include provisions for U.S. income taxes and foreign withholding taxes associated with the repatriation of undistributed earnings of any of our foreign subsidiaries because we intend to invest our non-U.S. earnings permanently in foreign operations. If these earnings were distributed to the U.S. in the form of dividends or otherwise, or if the shares of the relevant foreign subsidiaries were sold or otherwise transferred, we would be subject to additional U.S. income taxes (subject to adjustment for foreign tax credits) and foreign withholding taxes.

Results of Operations

The following tables present our historical operating results and our historical operating results as a percentage of revenue for the periods indicated.

	Year Ended December 31,
	2013	2012	2011
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue:
Listing	$294,661	$238,413	$199,457
Other	51,828	41,991	30,766

Total revenue	346,489	280,404	230,223
Costs and expenses:
Cost of revenue (exclusive of amortization shown separately below)	54,638	45,342	34,456
Product development	58,226	43,152	32,744
Sales and marketing	112,967	93,366	81,532
General and administrative	75,169	56,311	47,268
Amortization expense	11,668	12,438	11,542

Total costs and expenses	312,668	250,609	207,542

Operating income	33,821	29,795	22,681
Other income (expense):
Interest income	1,211	928	374
Other expense	(6,017)	(2,587)	(4,384)

Total other income (expense)	(4,806)	(1,659)	(4,010)

Income before income taxes	29,015	28,136	18,671
Income tax expense	(11,724)	(13,175)	(12,493)

Net income	17,291	14,961	6,178
Net loss attributable to noncontrolling interests	(395)	—	—

Net income attributable to HomeAway, Inc.	17,686	14,961	6,178
Cumulative preferred stock dividends and discount accretion	—	—	(24,678)

Net income (loss) attributable to common stockholders	$17,686	$14,961	$(18,500)

Net income (loss) per share attributable to common stockholders:
Basic	$0.21	$0.18	$(0.31)
Diluted	$0.20	$0.18	$(0.31)

Weighted average number of shares outstanding:
Basic	85,378	82,382	59,549
Diluted	88,259	84,942	59,549

	Year Ended December 31,
	2013	2012	2011
Consolidated Statements of Operations as a Percentage of Revenue:
Revenue:
Listing	85.0%	85.0%	86.6%
Other	15.0	15.0	13.4

Total revenue	100.0	100.0	100.0
Costs and expenses:
Cost of revenue (exclusive of amortization shown separately below)	15.8	16.2	15.0
Product development	16.8	15.4	14.2
Sales and marketing	32.6	33.3	35.4
General and administrative	21.7	20.1	20.5
Amortization expense	3.4	4.4	5.0

Total costs and expenses	90.2	89.4	90.1

Operating income	9.8	10.6	9.9
Other income (expense):
Interest income	0.3	0.3	0.2
Other expense	(1.7)	(0.9)	(1.9)

Total other income (expense)	(1.4)	(0.6)	(1.7)

Income before income taxes	8.4	10.0	8.1
Income tax (expense) benefit	(3.4)	(4.7)	(5.4)

Net income	5.0	5.3	2.7
Net loss attributable to noncontrolling interests	(0.1)	—	—

Net income attributable to HomeAway, Inc.	5.1%	5.3%	2.7%

Comparison of the Years Ended December 31, 2013 and 2012

Revenue

	Year Ended December 31,
	2013		2012		Change
Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Listing	$294,661	85.0%	$238,413	85.0%	$56,248	23.6%
Other	51,828	15.0	41,991	15.0	9,837	23.4

Total	$346,489	100.0%	$280,404	100.0%	$66,085	23.6%

	Year Ended December 31,
	2013		2012		Change
Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
United States	$211,473	61.0%	$173,078	61.7%	$38,395	22.2%
International	135,016	39.0	107,326	38.3	27,690	25.8

Total	$346,489	100.0%	$280,404	100.0%	$66,085	23.6%

Revenue was $346.5 million in 2013, compared to $280.4 million in 2012, an increase of $66.1 million, or 23.6%. Our U.S. revenue was $211.5 million, or 61.0% of our total revenue, in 2013, compared to $173.1 million, or 61.7% of our total revenue, in 2012.

While our overall revenue growth rate for 2013 was 23.6%, our organic revenue growth rate was 22.2%, due to the acquisition of Toprural in April 2012 that was not included in our organic revenue growth rate until May 2013, and the 2013 acquisitions of travelmob, Bookabach and Stayz that were not included in our organic revenue growth rate. We consider growth to be organic if generated from businesses that we have owned for at least 12 months.

Listings Revenue

Our core listing business revenue increased $56.2 million in 2013 as compared to 2012, primarily due to an increased number of new listings and an increase in revenue per listing. Paid listings increased from 711,631 at the end of 2012 to 889,875 at the end of 2013. The growth in paid listings is due to our marketing and selling new and additional listings to property owners and managers, the introduction of pay-per-booking listings, listings acquired in acquisitions and organic growth from property owners and managers who become aware of our websites and choose to market their properties. In addition, we added approximately 62,000 listings in the Asia Pacific region as part of our acquisitions of travelmob, Bookabach and Stayz. Our average revenue per listing was $368 in 2013 compared to $353 in 2012, an increase of $15, or 4.2%. We continued to improve monetization of our paid subscription listing base during 2013 from pricing and product changes through continued adoption of our tiered pricing structure and from an increase in purchases by property owners and managers of bundled listings products.

Other Revenue

Other revenue increased by $9.8 million in 2013 compared to 2012. Revenue from products focused on travelers, such as property damage protection and trip insurance and the Carefree Rental Guarantee, generated increased revenue of $5.3 million in 2013 compared to 2012. Furthermore, revenue from our owner reservation tool and the related merchant bank credit card royalties increased by $1.9 million in 2013 compared to 2012. Revenue from our software products, including related maintenance and training, generated increased revenue of $0.9 million while revenue generated from our channel partners comprised $1.2 million of the increased revenue in 2013.

Revenue Growth in Constant Currency

We invoice and collect payments in the Euro, the British Pound, the Brazilian Reis, the Australian Dollar and the Singapore Dollar, as well as other currencies in their respective regions. As a result, our total revenue is affected by changes in the value of the U.S. dollar relative to these other currencies. In order to provide a comparable framework for assessing how our business performed excluding the effect of foreign currency fluctuations, management analyzes year-over-year revenue growth on a constant currency basis. Since we operate with the U.S. dollar as our functional currency, we calculate constant currency on revenue recognized during the current period that was originally booked in currencies other than the U.S. dollar by comparing the exchange rates used to recognize revenue in the current period against the exchange rates used to recognize revenue in the comparable prior period.

In 2013, the year-over-year growth in listing revenue measured on a constant currency basis was 22.9%, compared with 23.6% as reported. The year-over-year growth in total revenue in 2013 measured on a constant currency basis was 23.0%, compared with 23.6% as reported.

Cost of Revenue

	Year Ended December 31,
	2013		2012		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Cost of revenue	$54,638	15.8%	$45,342	16.2%	$9,296	20.5%

Cost of revenue was $54.6 million in 2013, compared to $45.3 million in 2012, an increase of $9.3 million, or 20.5%. A large part of the increase was due to a $5.6 million increase in salaries, benefits, bonuses and related expenses, including non-cash stock-based compensation, for our customer service and web-hosting personnel. During 2013, we added 44 new customer support personnel and incurred a full year impact of adding 107 new employees in 2012 in customer support and web-hosting personnel. With increased customer service employees as well as increased investment in hosting equipment, we incurred a higher expense for depreciation of computer equipment, furniture and facility leasehold improvements, which increased by $1.1 million, or 16.3%, from 2012 to 2013. Merchant fees are generally incurred as a percentage of credit card receipts and increased by $253,000 in 2013 compared to 2012. Direct expenses associated with web hosting increased by $356,000 as we added more computing capacity for increased growth in visits to our websites. Other increases included $1.5 million in increases in software licenses and maintenance for our corporate systems and $554,000 in increases in contracting, consulting and other professional fees.

Product Development

	Year Ended December 31,
	2013		2012		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Product development	$58,226	16.8%	$43,152	15.4%	$15,074	34.9%
Capitalized software development costs	9,005	2.6	5,878	2.1	3,127	53.2

Total product and technology costs expensed and capitalized	$67,231	19.4%	$49,030	17.5%	$18,201	37.1%

Product development expense was $58.2 million for 2013, compared to $43.2 million for 2012, an increase of $15.1 million, or 34.9%. A large part of the increase was due to a $16.6 million increase in salaries, benefits, bonuses and related expenses, including non-cash stock-based compensation, offset by an increase in capitalized software costs of $3.1 million. During 2013, we added 94 new employees in product development and incurred a full year impact of adding 77 new employees in 2012 in product development. Overall increases in headcount also drove higher facilities and depreciation expense of $1.2 million in 2013. Contracting expense increased by $480,000 in 2013 compared to 2012 due to increased use of outsourced technology resources.

Sales and Marketing

	Year Ended December 31,
	2013		2012		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Sales and marketing	$112,967	32.6%	$93,366	33.3%	$19,601	21.0%

Sales and marketing expense was $113.0 million for 2013, compared to $93.4 million for 2012, an increase of $19.6 million, or 21.0%. Salaries, benefits, bonuses and related expenses, including non-cash stock-based compensation, increased $14.2 million due primarily to an increase in the number of our employees. During 2013, we added 121 new employees in sales and marketing and incurred a full year impact of adding 80 new employees in 2012. Overall increases in headcount also drove higher facilities and depreciation expense of $1.6 million. Direct marketing expenses increased by $1.8 million due to higher expenses with online display marketing, affiliate marketing and pay-per-click advertising through our network of website partners to support the growth of the overall business. Other increases included $1.8 million from contracting and travel expenses.

General and Administrative

	Year Ended December 31,
	2013		2012		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
General and administrative	$75,169	21.7%	$56,311	20.1%	$18,858	33.5%

General and administrative expense was $75.2 million for 2013, compared to $56.3 million for 2012, an increase of $18.9 million, or 33.5%. A large part of the increase was due to a $10.3 million increase in salaries, benefits, bonuses and related expenses, including non-cash stock-based compensation. During 2013, we added 55 new employees and executives in operations, finance, human resources, and legal and incurred a full year impact of adding 29 new employees in 2012 in general and administrative functions. In 2013, contracting, consulting and other professional fees increased by $5.3 million, largely due to $4.2 million in one-time expenses related to the acquisitions of travelmob, Bookabach and Stayz. Other increases included $1.4 million of expense related to the Basic Rental Guarantee offered to travelers, $637,000 from facilities expense and depreciation and $798,000 in equipment expense.

Amortization

	Year Ended December 31,
	2013		2012		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Amortization expense	$11,668	3.4%	$12,438	4.4%	$(770)	(6.2)%

Amortization expense was $11.7 million for 2013, compared to $12.4 million for 2012, a decrease of $770,000, or 6.2%. The decrease in amortization expense in 2013 compared to 2012 included $2.4 million as a result of certain intangible assets from prior acquisitions becoming fully amortized. This decrease was partially offset by an increase of $1.1 million from the addition of identifiable intangible assets from our acquisitions in 2013 and $576,000 as a result of amortizing certain previously indefinite-lived intangible assets.

Other Income (Expense)

	Year Ended December 31,
	2013		2012		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Other expense	$(4,806)	(1.4)%	$(1,659)	(0.6)%	$(3,147)	189.7%

Other income (expense) includes approximately $6.0 million in losses from foreign currency related transactions in 2013, compared to losses of $2.6 million the previous year. These losses consist primarily of the re-measurement of intercompany loans and other assets and liabilities denominated in foreign currencies, including gains/losses recognized on forward contracts. These losses were partially offset by interest income of $1.2 million in 2013, compared to $928,000 in 2012.

Income Taxes

	Year Ended December 31,
	2013		2012		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Income tax expense	$(11,724)	(3.4)%	$(13,175)	(4.7)%	$1,451	(11.0)%

The change in income tax expense from $13.2 million in 2012 to $11.7 million in 2013 is primarily related to a benefit of $3.2 million related to the federal research and experimentation tax credit, a decrease in charges to record tax reserves, increased tax deductions related to stock-based compensation, as well as the release of valuation allowance against the net deferred tax assets of the Company’s existing Australian subsidiary, offset by $2.0 million of expense related to a prior period that was deferred and recognized in the current period, a decrease in the foreign tax rate differential benefit due to decreased earnings in lower tax jurisdictions and an increase in non-deductible expenses, including $1.5 million of expenses related to acquisitions.

Tax expense in 2013 contains $2.0 million in provisions for reserves, which includes $0.3 million associated with our global restructuring plan.

The federal research and experimentation tax credit was extended on January 2, 2013 by the signing of the American Taxpayer Relief Act of 2012 (“Relief Act”). The Relief Act retroactively extended this tax credit from January 1, 2012 through December 31, 2013. Additionally, we completed a research and experimentation credit study analyzing the value of the credit. As a result, an income tax benefit of $2.0 million related to prior years’ research and experimentation tax credit is reflected in our results of operations for the year ended December 31, 2013.

Comparison of the Years Ended December 31, 2012 and 2011

Revenue

	Year Ended December 31,
	2012		2011		Change
Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Listing	$238,413	85.0%	$199,457	86.6%	$38,956	19.5%
Other	41,991	15.0	30,766	13.4	11,225	36.5

Total	$280,404	100.0%	$230,223	100.0%	$50,181	21.8%

	Year Ended December 31,
	2012		2011		Change
Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
United States	$173,078	61.7%	$138,574	60.2%	$34,504	24.9%
International	107,326	38.3	91,649	39.8	15,677	17.1

Total	$280,404	100.0%	$230,223	100.0%	$50,181	21.8%

Revenue was $280.4 million in 2012, compared to $230.2 million in 2011, an increase of $50.2 million, or 21.8%. Our U.S. revenue was $173.1 million, or 61.7% of our total revenue, in 2012, compared to $138.6 million, or 60.2% of our total revenue, in 2011.

While our overall revenue growth rate for 2012 was 21.8%, our organic revenue growth rate was 19.8%, mainly due to the acquisition of Toprural in April 2012 that was not included in our organic revenue growth rate. We consider growth to be organic if generated from businesses that we have owned for at least 12 months.

Listings Revenue

Our core listing business revenue increased $39.0 million in 2012 as compared to 2011, primarily due to an increased number of new listings and an increase in revenue per listing. Paid listings increased from 640,925 at the end of 2011 to 711,631 at the end of 2012. Paid listings increased as more owners became aware of our marketplace and as we increased our efforts to increase listings from professional property managers. In addition, we added approximately 12,000 listings in Spain as part of our purchase of Toprural. Our average revenue per listing was $353 in 2012 compared to $341 in 2011, an increase of $12, or 3.5%. The increase was due to base price increases made for certain brands as well as the introduction of tiered pricing on five of our websites, offset by negative impact of foreign exchange rates and reduction in average revenue per listing as a result of lower average revenue per listing of our Australian listings.

Other Revenue

Other revenue increased by $11.2 million in 2012 compared to 2011. Advertising revenue increased by 44.2%, or $3.8 million, in 2012 compared to 2011, due to increased click-through rate as a result of increased traffic to our websites, as well as additional advertising placements on our websites. Revenue from our owner reservation tool and the related merchant bank credit card royalties increased by $2.5 million in 2012 compared to 2011. The balance of the increased revenue was generated from products focused on travelers, such as property damage protection and trip insurance and the Carefree Rental Guarantee, which generated increased revenue of $3.4 million in 2012 compared to 2011.

Revenue Growth in Constant Currency

We invoice and collect payments in the Euro, the British Pound, the Brazilian Reis, the Australian Dollar and the Singapore Dollar, as well as other currencies in their respective regions. As a result, our total revenue is affected by changes in the value of the U.S. dollar relative to these other currencies. In order to provide a comparable framework for assessing how our business performed excluding the effect of foreign currency fluctuations, management analyzes year-over-year revenue growth on a constant currency basis. Since we operate with the U.S. dollar as our functional currency, we calculate constant currency on revenue recognized during the current period that was originally booked in currencies other than the U.S. dollar by comparing the exchange rates used to recognize revenue in the current period against the exchange rates used to recognize revenue in the comparable prior period.

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

Other Expense

	Year Ended December 31,
	2012		2011		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Other expense	$(1,659)	(0.6)%	$(4,010)	(1.7)%	$2,351	(58.6)%

Other expense includes approximately $2.6 million in losses from foreign currency related transactions in 2012, compared to losses of $4.6 million the previous year. These losses consist primarily of the re-measurement of intercompany loans and other assets and liabilities denominated in foreign currencies, including gains/losses recognized on forward contracts. The decrease in the amount of losses in 2012 was primarily due to the effectiveness of the forward contracts we entered into with the intention to offset foreign currency impact on certain of our intercompany loans. These losses were partially offset by interest income of $928,000 in 2012, compared to $374,000 in 2011.

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

Seasonality and Quarterly Results

Our operating results may fluctuate for a variety of reasons, including seasonal factors and economic cycles that influence the vacation travel market. Property owners and managers tend to buy subscription listings at times when travelers are most likely to make vacation plans. The timing primarily depends on whether travelers are taking a winter or summer vacation and tends to vary by country. Historically, we have experienced the highest level of new and renewed subscription listings in the first quarter of the year, which is typically when travelers are making plans for summer vacations in the United States and Europe. The lowest level of new subscription listings and renewals has occurred in the third quarter. By the fourth quarter, we typically see property owners and managers of winter vacation destinations list and renew subscriptions in time to meet the needs of travelers planning those trips. Other vacation areas outside of the United States and Europe, such as Brazil and Australia, also have seasonality, but the seasonality may not be reflected in the same quarters. This cyclicality may not be seen as prominently in our revenue due to the ratable recognition of subscription listing revenue. However, the seasonality results in higher cash flows during the first quarter as most listings are annual and fully paid subscription listings at the time the listing is purchased.

As we introduce new products for property owners, managers and travelers, including our recently introduced pay-per-booking product, the seasonality of those transactions may vary from the seasonality of our subscription listing sales. We also experience seasonality in the number of visitors to our websites, with the first quarter having the highest number of visitors. This is reflected in our quarterly financial results when we add customer service staff and hosting capabilities to support the increase.

Our operating results may fluctuate due to a variety of factors, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful and historical results may not be indicative of future performance.

Liquidity and Capital Resources

From our incorporation in 2004 until December 31, 2013, we financed our operations and acquisitions primarily through private placements of our capital stock and bank borrowings, which have been fully repaid, our initial public offering in July 2011, which generated net proceeds of approximately $146.2 million, after deducting underwriting discounts and other expenses incurred for the sale of our common stock, our follow-on offering of our common stock in December 2013, which generated net proceeds of approximately $195.3 million, after deducting underwriting discounts and other expenses incurred for the sale of our common stock, and from cash flows from operations. As of December 31, 2013, our cash, cash equivalents and short-term investments totaled $391.4 million, compared to $269.8 million at December 31, 2012. At December 31, 2013, this amount included assets held in certain of our foreign operations totaling approximately $88.8 million. If these assets were distributed to the U.S., we may be subject to additional U.S. taxes in certain circumstances (subject to an adjustment for foreign tax credits) and foreign withholding taxes. We have not provided for these taxes because we consider these assets to be permanently reinvested in our foreign operations. We have no plans or intentions to repatriate cumulative earnings of our foreign subsidiaries through December 31, 2013. We actively monitor the third-party depository institutions and money market funds that hold these assets, primarily focusing on the safety of principal and secondarily maximizing yield on these assets. We diversify our cash and cash equivalents and investments among various financial institutions and money market funds in order to reduce our exposure should any one of these financial institutions or money market funds fail or encounter difficulties. To date, we have not experienced any material loss or lack of access to our invested cash, cash equivalents or short-term investments; however, we can provide no assurances that access to our invested cash, cash equivalents or short-term investments will not be impacted by adverse conditions in the financial markets. We have funds in our operating accounts that are deposited with third party financial institutions. These balances in the U.S. may exceed the Federal Deposit Insurance Corporation (FDIC) insurance limits. While we monitor the cash balances in our operating accounts, these cash balances could be adversely impacted if the underlying financial institutions fail and could be subject to other adverse conditions in the financial markets.

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Consolidated Statements of Cash Flow Data:
Net cash provided by operating activities	$104,362	$95,403	$76,972
Net cash used in investing activities	(223,372)	(57,975)	(73,502)
Net cash provided by financing activities	252,047	33,000	51,630
Effect of exchange rate changes on cash	2,093	842	(2,589)
Net increase in cash and cash equivalents	135,130	71,270	52,511
Cash and cash equivalents at beginning of period	189,478	118,208	65,697

Cash and cash equivalents at end of period	$324,608	$189,478	$118,208

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $104.4 million, $95.4 million and $77.0 million in the years ended December 31, 2013, 2012 and 2011, respectively.

A key driver of our cash from operations is the upfront collection of fees for new and renewed subscriptions. In 2013, cash was generated primarily through an increase in new and renewed subscription listings, resulting in higher upfront collection of listing fees and increased deferred revenue of $21.2 million. In 2013, we generated net income of $17.3 million. Included in our net income was depreciation expense of $13.4 million, amortization expense of $11.7 million, non-cash stock-based compensation expense of $37.9 million, excess tax benefit from stock-based compensation of $8.2 million and a decrease in non-cash deferred income taxes of $1.5 million. Net income, excluding these non-cash reductions, contributed $70.6 million to cash provided by operating activities during 2013.

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

Net Cash Used in Investing Activities

Net cash used in investing activities was $223.4 million, $58.0 million and $73.5 million in the years ended December 31, 2013, 2012 and 2011, respectively. Our investing activities reflect the acquisitions we have made, as well as capital expenditures and changes in our short-term investments.

In 2013, we invested $205.5 million, net of cash acquired, for the acquisitions of travelmob, Bookabach and Stayz. Capital expenditures were $19.6 million and included $9.0 million in capitalized software development costs. The remaining amount of capital expenditures was comprised of computer equipment and software, furniture and tenant improvements for facilities. We purchased $129.8 million of short-term investments and received proceeds from the sales and maturities of marketable securities during the year of $139.2 million.

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

In 2011, we invested $4.7 million, net of cash acquired, for the acquisitions of realholidays.com.au and Second Porch Inc. Capital expenditures were $13.0 million and included $4.7 million in capitalized software development costs. The remaining amount of capital expenditures was comprised of computer equipment and software, furniture and tenant improvements for facilities. We purchased $66.2 million of short-term investments and received proceeds from the sale of short-term investments during the year of $11.7 million.

As our business expands, we expect to invest in new computers and software for employees, for product development and to support the hosting of our websites. As we expand our facilities, we intend to purchase furniture and fixtures and invest in leasehold improvements. We may have acquisitions in the future that could have a material impact on our cash flows and operations. Our planned capital expenditures are not expected to exceed $40.0 million in 2014.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $252.0 million, $33.0 million and $51.6 million in the years ended December 31, 2013, 2012 and 2011, respectively.

Cash provided by financing activities in 2013 was mainly comprised of $195.3 million of cash received from our follow-on offering of our common stock in December 2013, net of underwriting discounts and offering costs. Additionally, $48.5 million of cash was received from the exercise of employee stock options. Furthermore, excess tax benefit from the exercise of employee stock options was $8.2 million.

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

As of December 31, 2013, we have 1,600,000 Australian dollars in restricted cash in conjunction with a property business license held in Australia related to payments received on behalf of property owners, 135,000 Euros held in restricted cash to protect the bank from default on credit cards used in our operations, 200,000 Swiss francs in restricted cash to support a bank guarantee related to our new European headquarters lease in Geneva, Switzerland and 120,000 Euros held in restricted cash as collateral related to a direct debit agreement in Germany. As we enter into new leases and as we make changes to our credit card merchants and acquiring banks, we may have increases to restricted cash and deposits.

We lease our facilities and certain office equipment under noncancellable operating leases. Future minimum lease payments under these operating leases at December 31, 2013 are as follows (in thousands):

2014	$7,864
2015	7,518
2016	7,801
2017	7,362
2018	6,769
Thereafter	27,685

Total minimum lease payments	$64,999

As of December 31, 2013, we have reserved $7.8 million for uncertain tax positions, including interest and penalties. We are unable to make a reasonably reliable estimate as to when or if cash settlement with taxing authorities will occur. For additional information regarding uncertain tax positions, see Note 12 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

During the years ended December 31, 2013, 2012 and 2011, we did not, and we do not currently, have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Pronouncements

See Note 2 in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, for a full description of recent accounting pronouncements which is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Quantitative and Qualitative Disclosures About Market Risk

Foreign currency exchange risk. We have subsidiaries in the Australia, Brazil, Colombia, France, Germany, Italy, The Netherlands, New Zealand, Singapore, Spain, Switzerland and the United Kingdom. Our subsidiaries generally use the local currency as their functional currency, which we translate into U.S. dollars for consolidation.

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates involving the Argentine Peso, the Australian dollar, the Brazilian Reais, the British pound, the Colombian Peso, the Euro, the New Zealand dollar, the Singapore dollar, the Swiss Franc, and the Thai Baht. We currently may enter into forward contracts to hedge fluctuations in the value of certain intercompany debt denominated in foreign currencies but do not enter into any other derivative financial instruments for trading or speculative purposes. Fluctuations in currency exchange rates could harm our business in the future. Because we conduct a significant and growing portion of our business outside the United States but report our results in U.S. dollars, we face exposure to adverse movements in currency exchange rates, which may cause our revenue and operating results to differ materially from expectations. In addition, the results of operations of many of our internationally focused websites are exposed to foreign exchange rate fluctuations as the financial results of the applicable subsidiaries are translated from the local currency into U.S. dollars upon consolidation. A decline in the U.S. dollar relative to foreign currencies would increase our non-U.S. revenue and improve our operating results. Conversely, if the U.S. dollar strengthens relative to foreign currencies, our revenue and operating results would be adversely affected. The effect of an immediate 10% adverse change in exchange rates on foreign denominated cash and receivables as of December 31, 2013, would result in a loss of approximately $1.3 million and a reduction in value on the balance sheet of approximately $9.9 million.

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

We have a non-controlling equity investment in a privately-held company in China. Since our ownership interest is less than 20 percent and we do not have the ability to exert significant influence, we account for this non-marketable equity investment using the cost method of accounting. As of December 31, 2013, the carrying value of this investment was $10.1 million.

Item 8. Financial Statements and Supplementary Data.

The information required by this item is incorporated by reference to the consolidated financial statements and accompanying notes set forth on pages F-1 through F-35 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K, an evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as of December 31, 2013, the end of the period covered by this Annual Report on Form 10-K, were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of the period covered by this Annual Report on Form 10-K based on the framework in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2013.

Our independent registered public accounting firm, which has audited our consolidated financial statements, has also audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, as stated in their report, which is included in Item 15(a)(1) of this Annual Report on Form 10-K.

Stayz Pty Limited, which was acquired in Australia on December 6, 2013, was excluded from the scope of our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013. This business constituted 0.6% of our total revenues for 2013 and 1.0% of our total assets as of December 31, 2013.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our executive officers and directors and their ages and positions as of December 31, 2013 are as follows:

Name	Age	Position
Brian H. Sharples	53	Co-Founder, Chief Executive Officer, President and Director
Lynn Atchison	54	Chief Financial Officer and Secretary
Brent Bellm	42	Chief Operating Officer
Ross A. Buhrdorf	49	Chief Technology Officer
Thomas Hale	45	Chief Product Officer
Carl G. Shepherd	61	Co-Founder, Chief Strategy and Development Officer and Director
Charles (“Lanny”) Baker(2)	47	Director
Simon Breakwell(2)	48	Director
Jeffrey D. Brody(1)	53	Director
Kevin Krone	45	Director
Christopher (“Woody”) Marshall(1)(3)	45	Director
Tina Sharkey(1)	49	Director
Robert Solomon(2)(3)	47	Director

(1)	Member of our Compensation Committee
(2)	Member of our Audit Committee
(3)	Member of our Nominating and Governance Committee

Brian H. Sharples is one of our Co-Founders, has served as our President and Chief Executive Officer since our inception in April 2004 and has served as Chairman of the Board since March 2011. Prior to joining us, Mr. Sharples was an angel investor from 2001 to 2004 and also served as Chief Executive Officer of Elysium Partners, Inc., a company in the vacation club ownership market, from 2002 to 2003. Mr. Sharples served as President and Chief Executive Officer of IntelliQuest Information Group, Inc., a supplier of marketing data and research to Fortune 500 technology companies, from 1996 to 2001, as President from 1991 to 1996, and as Senior Vice President from 1989 to 1991. Prior to IntelliQuest, Mr. Sharples was Chief Executive Officer of Practical Productions, Inc., an event-based automotive distribution business, from 1988 to 1989 and a consultant with Bain & Company from 1986 to 1988. Mr. Sharples also serves on the board of directors of RetailMeNot, Inc. Mr. Sharples holds a B.S. in math and economics from Colby College and an M.B.A. from the Stanford University Graduate School of Business.

Lynn Atchison has served as our Chief Financial Officer since August 2006. Prior to joining us, Ms. Atchison was Chief Financial Officer of Infoglide Software Corporation, an enterprise software provider, from February 2004 to August 2006. From October 2003 to January 2004, Ms. Atchison worked as a business consultant for Range Online Media, an Internet marketing firm. From May 1996 to April 2003, Ms. Atchison served as Chief Financial Officer and Vice President of Finance and Administration of Hoover’s, Inc., a provider of online business information. From November 1994 to April 1996, Ms. Atchison served as Chief Financial Officer of Travelogix, Inc., a provider of travel ticketing systems software. From May 1990 to November 1994, Ms. Atchison worked as a consultant providing controller functions for software, technology and non-profit organizations, including Trilogy Development, a provider of sales automation software, and Austin American Technology. Prior to that, Ms. Atchison worked for eight years as an accountant with Ernst & Young LLP. Ms. Atchison serves on the board of directors of Speed Commerce, Inc. Ms. Atchison holds a B.B.A. in accounting from Stephen F. Austin State University.

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

Ross A. Buhrdorf has served as our Chief Technology Officer since July 2005. Prior to joining us, Mr. Buhrdorf served as Vice President of Engineering of BetweenMarkets, Inc., a platform for ensuring business-to-business information quality, from June 2004 to June 2005. From 2000 to 2004, Mr. Buhrdorf served as Vice President of Engineering of Salion, Inc., an enterprise CRM solution for supply-side manufacturing, and from 1997 to 2000 he served as Vice President of Engineering of Excite.com, a search engine company. Since 1993, Mr. Buhrdorf also has owned and consulted with a variety of software companies. Mr. Buhrdorf serves on the Board of Trustees for the Santa Fe Institute, a theoretical research institute, and the board of directors for NUVE, a startup focused on the Internet of everything. Mr. Buhrdorf holds a B.S. in computer science from the University of Texas at Austin.

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

Simon Breakwell has served as a director since August 2012. Since January 2014, Mr. Breakwell has served as a Venture Partner with Technology Crossover Ventures. From 2000 to April 2006, Mr. Breakwell served as the President, Founder and a director of Expedia International, Inc., a subsidiary of Expedia, Inc. Prior to becoming the President of Expedia International, Inc., Mr. Breakwell spent seven years in senior business roles in Expedia, Inc., the Travel Group (acquired by Expedia, Inc.) and British Airways. Mr. Breakwell holds an M.B.A. from Lancaster University and a B.A. from Portsmouth Polytechnic.

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

Kevin Krone has served as a director since April 2013. Since December 1992, Mr. Krone has held various roles at Southwest Airlines, and since February 2013, has served as Southwest’s Vice President and Chief Marketing Officer. Mr. Krone is responsible for Southwest’s marketing strategies covering all sales and promotions; special event marketing, multicultural activities, partnership relationships, all field sales offices, advertising, Southwest’s award-winning frequent flyer program called Rapid Rewards, online marketing, and distribution of Southwest’s products. Previously, Mr. Krone had responsibility for local marketing, business development, as well as leadership over the developmental efforts on Southwest’s website, southwest.com. Mr. Krone received a B.A. in finance and an M.B.A. from the University of Illinois.

Christopher (“Woody”) P. Marshall has served as a director since October 2008. Mr. Marshall is a General Partner at Technology Crossover Ventures, or TCV, a growth equity firm focused on information technology companies. Prior to joining TCV in 2008, Mr. Marshall spent 12 years as a Managing Partner at Trident Capital, a venture capital and private equity firm focused on the software, business services and Internet markets. Mr. Marshall also serves on the boards of directors of XRS Corporation, a provider of fleet operations solutions to the transportation industry. Mr. Marshall holds a B.A. from Hamilton College and an M.B.A. from the J. L. Kellogg Graduate School of Management at Northwestern University.

Tina Sharkey has served as a director since December 2012. From 2007 to 2012, Ms. Sharkey served as Chairman and Global President of BabyCenter LLC, a wholly-owned subsidiary of Johnson and Johnson. Prior to that, Ms. Sharkey held various positions, including Senior Vice President, General Manager, of America Online Inc. (from 2003 to 2006). From 2004 to 2006, Ms. Sharkey served as Senior Vice President and General Manager of a portfolio of AOL properties, including AOL.com and AOL Instant Messenger. Ms. Sharkey serves as a director for ad:tech (from 2009), and served as a director for Baby Buggy, Inc. (from 2002 to 2009) and the Interactive Advertising Bureau (from 2007 to 2012). Ms. Sharkey holds a B.A. from the University of Pennsylvania.

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

Other information required by Part III, Item 10, will be included in the sections entitled “Proposal One: Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Certain Relationships and Related Party Transactions” and “Corporate Governance” in our Proxy Statement relating to our 2014 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2013, and is incorporated herein by reference.

Item 11. Executive Compensation.

Information required by Part III, Item 11, will be included in the section entitled “Executive Compensation” in our Proxy Statement relating to our 2014 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2013, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by Part III, Item 12, will be included in the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our Proxy Statement relating to our 2014 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2013, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by Part III, Item 13, will be included in the sections entitled “Certain Relationships and Related Party Transactions” and “Corporate Governance” in our Proxy Statement relating to our 2014 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2013, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Information required by Part III, Item 14, will be included in the section entitled “Proposal Two: Ratification of Selection of Independent Public Accounting Firm” in our Proxy Statement relating to our 2014 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2013, and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	Documents Filed with Report

(1)	Financial Statements.

(2)	Financial Statement Schedules.

The following financial statement schedule should be read in conjunction with the consolidated financial statements of HomeAway, Inc. filed as part of this Report:

Schedule II—Valuation and Qualifying Accounts	F-40

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

Date: February 26, 2014

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian H. Sharples Brian H. Sharples	Director, President and Chief Executive Officer (principal executive officer)	February 26, 2014

/s/ Lynn Atchison Lynn Atchison	Chief Financial Officer and Secretary (principal financial officer and principal accounting officer)	February 26, 2014

/s/ Charles C. Baker Charles C. Baker	Director	February 26, 2014

/s/ Simon Breakwell Simon Breakwell	Director	February 26, 2014

/s/ Jeffrey D. Brody Jeffrey D. Brody	Director	February 26, 2014

/s/ Kevin Krone Kevin Krone	Director	February 26, 2014

/s/ Christopher P. Marshall Christopher P. Marshall	Director	February 26, 2014

/s/ Tina Sharkey Tina Sharkey	Director	February 26, 2014

/s/ Carl G. Shepherd Carl G. Shepherd	Director, Co-Founder and Chief Strategy and Development Officer	February 26, 2014

/s/ Robert Solomon Robert Solomon	Director	February 26, 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of HomeAway, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of HomeAway, Inc. and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our audits (which were integrated audits in 2013 and 2012). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Stayz Pty Limited from its assessment of internal control over financial reporting as of December 31, 2013 because it was acquired by the Company in a purchase business combination during December 2013. We have also excluded Stayz Pty Limited from our audit of internal control over financial reporting. Stayz Pty Limited is a wholly-owned subsidiary whose total revenues and total assets represent 0.6% and 1.0%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2013.

/s/ PricewaterhouseCoopers LLP

Austin, Texas

February 26, 2014

HomeAway, Inc.

Consolidated Balance Sheets

(in thousands except share and per share amounts)	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$324,608	$189,478
Short-term investments	66,798	80,330
Accounts receivable, net of allowance for doubtful accounts of $1,038 and $633 as of December 31, 2013 and 2012, respectively	20,375	16,343
Income tax receivable	3,340	775
Prepaid expenses and other current assets	7,702	7,312
Restricted cash	1,607	284
Deferred tax assets	8,146	5,425

Total current assets	432,576	299,947
Property and equipment, net	39,807	32,901
Goodwill	507,611	312,412
Intangible assets, net	80,665	59,727
Restricted cash	573	230
Deferred tax assets	1,120	1,807
Other non-current assets	18,320	15,651

Total assets	$1,080,672	$722,675

Liabilities, redeemable preferred stock and stockholders’ equity
Current liabilities:
Accounts payable	$3,539	$6,613
Income tax payable	1,992	11,137
Accrued expenses	54,625	33,856
Deferred revenue	151,991	126,351

Total current liabilities	212,147	177,957
Deferred revenue, less current portion	2,983	2,879
Deferred tax liabilities	24,046	17,615
Other non-current liabilities	7,557	7,191

Total liabilities	246,733	205,642

Redeemable noncontrolling interests (see Note 10)	10,584	—
Stockholders’ equity
Common stock: $0.0001 par value; 350,000,000 shares authorized; 92,361,069 and 83,441,153 shares issued and outstanding as of December 31, 2013 and 2012	9	8
Additional paid-in capital	908,632	618,700
Accumulated other comprehensive loss	(6,747)	(5,450)
Accumulated deficit	(78,539)	(96,225)

Total stockholders’ equity	823,355	517,033

Total liabilities and stockholders’ equity	$1,080,672	$722,675

The accompanying notes are an integral part of these financial statements.

HomeAway, Inc.

Consolidated Statements of Operations

(in thousands except per share amounts)	Year Ended December 31,
	2013	2012	2011
Revenue:
Listing	$294,661	$238,413	$199,457
Other	51,828	41,991	30,766

Total revenue	346,489	280,404	230,223
Costs and expenses:
Cost of revenue (exclusive of amortization shown separately below)	54,638	45,342	34,456
Product development	58,226	43,152	32,744
Sales and marketing	112,967	93,366	81,532
General and administrative	75,169	56,311	47,268
Amortization expense	11,668	12,438	11,542

Total costs and expenses	312,668	250,609	207,542

Operating income	33,821	29,795	22,681
Other income (expense):
Interest income	1,211	928	374
Other expense	(6,017)	(2,587)	(4,384)

Total other income (expense)	(4,806)	(1,659)	(4,010)

Income before income taxes	29,015	28,136	18,671
Income tax expense	(11,724)	(13,175)	(12,493)

Net income	17,291	14,961	6,178
Net loss attributable to noncontrolling interests	(395)	—	—

Net income attributable to HomeAway, Inc.	17,686	14,961	6,178
Cumulative preferred stock dividends and discount accretion	—	—	(24,678)

Net income (loss) attributable to common stockholders	$17,686	$14,961	$(18,500)

Net income (loss) per share attributable to common stockholders:
Basic	$0.21	$0.18	$(0.31)
Diluted	$0.20	$0.18	$(0.31)

Weighted average number of shares outstanding:
Basic	85,378	82,382	59,549
Diluted	88,259	84,942	59,549

The accompanying notes are an integral part of these financial statements.

HomeAway, Inc.

Consolidated Statements of Comprehensive Income

(in thousands)	Year Ended December 31,
	2013	2012	2011
Net income	$17,291	$14,961	$6,178
Other comprehensive income (loss):
Foreign currency translation adjustments (net of $0 tax)	(1,198)	767	(2,410)
Unrealized gain (loss) on short-term investments (net of $0 tax)	(99)	263	(338)

Total other comprehensive income (loss)	(1,297)	1,030	(2,748)
Less: Comprehensive loss attributable to noncontrolling interests	(395)	—	—

Comprehensive income attributable to HomeAway, Inc.	$16,389	$15,991	$3,430

The accompanying notes are an integral part of these financial statements.

HomeAway, Inc.

Consolidated Statements of Changes in Redeemable Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands)	Redeemable Preferred Stock								Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accum- ulated Deficit	Total Stock- holders’ Equity (Deficit)
	Series A Redeemable		Series B Redeemable		Series C Convertible Redeemable		Series D Convertible Redeemable
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2010	26,390	$48,931	3,253	$7,975	19,141	$124,318	15,305	$297,741	38,987	$4	$—	$(3,732)	$(113,346)	$(117,074)
Accretion of preferred stock to redemption values	—	5,514	—	963	—	75	—	12,778	—	—	(18,799)	—	(531)	(19,330)
Accretion of dividends	—	1,360	—	227	—	3,761	—	—	—	—	(1,861)	—	(3,487)	(5,348)
Redemption of preferred stock	(26,390)	(36,945)	(3,253)	(6,506)	—	—	—	—	—	—	—	—	—	—
Conversion of preferred stock to common stock	—	—	—	—	(19,141)	(95,237)	(15,305)	(310,519)	34,446	3	405,753	—	—	405,756
Payment of dividends for preferred stock	—	(18,860)	—	(2,659)	—	(32,917)	—	—	—	—	—	—	—	—
Restricted stock withholding	—	—	—	—	—	—	—	—	(49)	—	(1,131)	—	—	(1,131)
Common stock issued in a public offering, net of underwriting discount and offering expenses	—	—	—	—	—	—	—	—	5,931	1	146,217	—	—	146,218
Issuance of stock under Company plans, net of shares withheld for taxes	—	—	—	—	—	—	—	—	1,370	—	4,050	—	—	4,050
Stock based compensation	—	—	—	—	—	—	—	—	—	—	23,933	—	—	23,933
Excess tax benefits related to employee stock options	—	—	—	—	—	—	—	—	—	—	505	—	—	505
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(2,748)	—	(2,748)
Net income attributable to HomeAway, Inc.	—	—	—	—	—	—	—	—	—	—	—	—	6,178	6,178

Balance at December 31, 2011	—	—	—	—	—	—	—	—	80,685	8	$558,667	(6,480)	(111,186)	441,009
Issuance of stock under Company plans, net of shares withheld for taxes	—	—	—	—	—	—	—	—	2,756	—	25,878	—	—	25,878
Stock based compensation	—	—	—	—	—	—	—	—	—	—	27,033	—	—	27,033
Excess tax benefits related to employee stock options	—	—	—	—	—	—	—	—	—	—	7,122	—	—	7,122
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	1,030	—	1,030
Net income attributable to HomeAway, Inc.	—	—	—	—	—	—	—	—	—	—	—	—	14,961	14,961

Balance at December 31, 2012	—	—	—	—	—	—	—	—	83,441	8	618,700	(5,450)	(96,225)	517,033
Issuance of stock under Company plans, net of shares withheld for taxes	—	—	—	—	—	—	—	—	3,420	1	48,472	—	—	48,473
Stock based compensation	—	—	—	—	—	—	—	—	—	—	37,887	—	—	37,887
Issuance of common stock in connection with follow-on offering, net of offering costs	—	—	—	—	—	—	—	—	5,500	—	195,347	—	—	195,347
Excess tax benefits related to employee stock options	—	—	—	—	—	—	—	—	—	—	8,226	—	—	8,226
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(1,297)	—	(1,297)
Net income attributable to HomeAway, Inc.	—	—	—	—	—	—	—	—	—	—	—	—	17,686	17,686

Balance at December 31, 2013	—	$—	—	$—	—	$—	—	$—	92,361	$9	$908,632	$(6,747)	$(78,539)	$823,355

The accompanying notes are an integral part of these financial statements.

HomeAway, Inc.

Consolidated Statements of Cash Flows

(in thousands)	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities
Net income	$17,291	$14,961	$6,178
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13,399	11,051	8,429
Amortization of intangible assets	11,668	12,438	11,542
Amortization of premiums on securities and other	4,030	2,409	257
Stock-based compensation	37,887	27,033	23,933
Excess tax benefit from stock-based compensation	(8,226)	(7,122)	(505)
Deferred income taxes	(1,455)	(3,119)	8,630
Net realized/unrealized foreign exchange loss	2,450	817	2,086
Realized loss on foreign currency forwards	2,926	1,910	2,537
Changes in operating assets and liabilities, net of assets and liabilities assumed in business combinations:
Accounts receivable	(1,790)	251	(7,170)
Income tax receivable	(2,506)	(672)	1,057
Prepaid expenses and other assets	878	(6,987)	(6,297)
Accounts payable	(3,348)	3,376	(1,676)
Accrued expenses	11,081	4,457	4,864
Income tax payable	(1,006)	11,486	4,271
Deferred revenue	21,219	22,401	16,420
Other non-current liabilities	(136)	713	2,416

Net cash provided by operating activities	104,362	95,403	76,972

Cash flows from investing activities
Acquisition of businesses, net of cash acquired	(205,470)	(16,207)	(4,748)
Change in restricted cash	(492)	773	1,538
Purchases of intangibles and other assets	(625)	(251)	(302)
Purchases of non-marketable equity investment	(3,667)	(6,446)	—
Purchases of short-term investments	(129,782)	(57,080)	(66,206)
Proceeds from maturities of marketable securities	46,679	40,406	10,000
Proceeds from sales of marketable securities	92,527	—	1,731
Net settlement of foreign currency forwards	(2,926)	(1,910)	(2,537)
Purchases of property and equipment	(19,616)	(17,260)	(12,978)

Net cash used in investing activities	(223,372)	(57,975)	(73,502)

Cash flows from financing activities
Proceeds from exercise of options to purchase common stock	48,473	25,878	3,950
Shares withheld for employee taxes	—	—	(1,131)
Payments of dividends on preferred stock	—	—	(54,436)
Proceeds from initial public offering, net underwriting discount and offering cost	—	—	146,193
Payments for repurchase of preferred stock	—	—	(43,451)
Proceeds from follow-on offering, net of offering costs	195,348	—	—
Excess tax benefit from stock-based compensation	8,226	7,122	505

Net cash provided by financing activities	252,047	33,000	51,630

Effect of exchange rate changes on cash	2,093	842	(2,589)

Net increase in cash and cash equivalents	135,130	71,270	52,511
Cash and cash equivalents at beginning of year	189,478	118,208	65,697

Cash and cash equivalents at end of year	$324,608	$189,478	$118,208

Cash paid for taxes	$13,841	$9,105	$3,199
Supplemental disclosure of noncash financing activities
Conversion of preferred stock to common shares	$—	$—	$405,756
Reclassification of restricted stock liability to additional paid-in capital	$—	$—	$100

The accompanying notes are an integral part of these financial statements.

HomeAway, Inc.

Notes to Consolidated Financial Statements

1. Description of Business

HomeAway, Inc. (the “Company”) operates an online vacation rental property marketplace that enables property owners and managers to market properties available for rental to vacation travelers who rely on the Company’s websites to search for and find available properties. Property owners and managers pay listing fees to provide detailed listings of their properties on the Company’s websites and reach a broad audience of travelers seeking vacation rentals. Listing fees are typically annual subscriptions but can also be paid for on a performance basis, based on bookings or inquiries made by travelers to property owners and managers. A listing includes published detailed property listings, including photographs, descriptions, location, pricing, availability and contact information. The Company also sells, itself or through third parties, complementary products, including travel guarantees, insurance products and property management software and services. Travelers use the network of websites to search for vacation rentals that meet their desired criteria including location, size and price. Travelers that find properties that meet their requirements through the Company’s marketplace are able to contact property owners and managers directly by phone or through form-based communication tools on the Company’s websites.

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

On December 17, 2013, the Company closed a follow-on offering of 6,921,424 shares of its common stock, at $37.00 per share, before underwriting discounts and commissions. The Company sold 5,500,000 shares and existing stockholders sold an aggregate of 1,421,424 shares, including 902,794 shares as a result of the underwriters’ exercise of their over-allotment option to purchase additional shares. The offering generated net proceeds to the Company of approximately $195.3 million, after deducting underwriting discounts and other expenses incurred by the Company for the sale of common stock. The Company did not receive any proceeds from the sale of shares by the selling stockholders.

The Company is a Delaware corporation headquartered in Austin, Texas.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of HomeAway, Inc. and all of its wholly and majority-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Money Market Funds and Short-Term Investments

The Company’s cash equivalents, restricted cash and short-term investments classified as Level 1 are valued using quoted prices generated by market transactions involving identical assets. Short-term investments classified as Level 2 are valued using non-binding market consensus prices that are corroborated with observable market data; quoted market prices for similar instruments in active markets; or pricing models, such as a discounted cash flow model, with all significant inputs derived from or corroborated with observable market data. The Company did not hold any cash equivalents, restricted cash or short-term investments categorized as Level 3 as of December 31, 2013 or 2012.

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

The following table summarizes the basis used to measure certain financial assets and liabilities at fair value on a recurring basis in the Company’s consolidated balance sheets at December 31, 2013 (in thousands):

	Balance as of December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents
Money market funds	$26,451	$26,451	$—	$—

Total cash equivalents	26,451	26,451	—	—
Restricted cash
Money market funds	758	758	—	—

Total cash equivalents	758	758	—	—
Short-term investments
Certificates of deposit	2,054	—	2,054	—
Corporate bonds	33,257	—	33,257	—
Municipal bonds	31,487	—	31,487	—

Total short-term investments	66,798	—	66,798	—

Total financial assets	$94,007	$27,209	$66,798	$—

The following table summarizes the basis used to measure certain financial assets and liabilities at fair value on a recurring basis in the Company’s consolidated balance sheets at December 31, 2012 (in thousands):

	Balance as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents
Money market funds	$136,314	$136,314	$—	$—

Total cash equivalents	136,314	136,314	—	—
Restricted cash
Money market funds	514	514	—	—

Total cash equivalents	514	514	—	—
Short-term investments
Mutual fund securities	502	—	502	—
Corporate bonds	66,989	—	66,989	—
U.S. government agency bonds	1,013	—	1,013	—
Municipal bonds	11,826	—	11,826	—

Total short-term investments	80,330	—	80,330	—

Total financial assets	$217,158	$136,828	$80,330	$—

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

Cash and Cash Equivalents

Cash and cash equivalents include investments in money market funds and certificates of deposit that are readily convertible into cash. Cash and cash equivalents are stated at cost, which approximates fair value. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consisted of the following at December 31, 2013 and December 31, 2012 (in thousands):

	December 31,
	2013	2012
Demand deposit accounts	$298,157	$53,164
Money market funds	26,451	136,314

Total	$324,608	$189,478

Restricted Cash

Restricted cash of $2,180,000 and $514,000 at December 31, 2013 and December 31, 2012, respectively, was held in accounts owned by the Company in conjunction with property license requirements, leased office space and to secure credit card availability and reimbursable direct debits due from the Company.

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

Cash flows from purchases, sales and maturities of available-for-sale securities are classified as cash flows from investing activities and reported gross, including any related premiums or discounts. Premiums related to purchases of available-for-sale securities were $8,065,000 and $2,769,000 during the year ended December 31, 2013 and 2012, respectively. Fair values are based on quoted market prices. Short-term investments consisted of the following at December 31, 2013 and December 31, 2012 (in thousands):

	December 31, 2013
	Gross Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Certificates of deposit	$2,055	$—	$(1)	$2,054
Corporate bonds	33,274	33	(50)	33,257
Municipal bonds	31,486	16	(15)	31,487

Total short-term investments	$66,815	$49	$(66)	$66,798

	December 31, 2012
	Gross Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Certificates of deposit	$502	$—	$—	$502
Corporate bonds	66,918	116	(45)	66,989
U.S. government agency bonds	1,011	2	—	1,013
Municipal bonds	11,817	9	—	11,826

Total short-term investments	$80,248	$127	$(45)	$80,330

For fixed income securities that have unrealized losses as of December 31, 2013, the Company does not have the intent to sell any of these investments and it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. The Company has evaluated these fixed income securities and determined that no credit losses exist. Accordingly, the Company has determined that the unrealized losses on fixed income securities as of December 31, 2013 were temporary in nature.

The following table summarizes the contractual underlying maturities of the Company’s short-term investments at December 31, 2013 and December 31, 2012 (in thousands):

	December 31, 2013
	Less than 1 Year	1 to 3 Years	Total
Certificates of deposit	$500	$1,554	$2,054
Corporate bonds	11,164	22,093	33,257
Municipal bonds	3,031	28,456	31,487

Total short-term investments	$14,695	$52,103	$66,798

	December 31, 2012
	Less than 1 Year	1 to 3 Years	Total
Certificates of deposit	$3	$499	$502
Corporate bonds	41,307	25,682	66,989
U.S. government agency bonds	—	1,013	1,013
Municipal bonds	8,249	3,577	11,826

Total short-term investments	$49,559	$30,771	$80,330

Non-marketable Cost Investment

During the year ended December 31, 2013, the Company invested an additional $3,667,000 for a non-controlling equity interest in a privately-held company in China. As of December 31, 2013, the total carrying value of the Company’s investment in the privately-held company was $10,113,000. As the Company does not exercise significant influence over the privately-held company, the investment in the privately-held company is reported using the cost method of accounting or marked down to fair value when an event or circumstance indicates an other-than-temporary decline in value has occurred. It was not practicable to estimate the fair value of this asset as of December 31, 2013. No event or circumstance indicating an other-than-temporary decline in value of the Company’s interest in the non-marketable cost investment was identified. This investment is recorded in other non-current assets on the consolidated balance sheets.

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

The Company capitalizes certain internally developed software and website development costs. These capitalized costs were approximately $30,523,000 and $23,985,000 at December 31, 2013 and December 31, 2012, respectively, and are included in property and equipment, net, in the balance sheet. Internally developed software costs are generally depreciated over five years.

The Company recorded depreciation expense on internally developed software and website development costs as follows for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Year Ended December 31,
	2013	2012	2011
Depreciation expense on internally developed software and website development costs	$3,939	$2,874	$2,260

Goodwill and Intangible Assets

Goodwill arises from business combinations and is measured as the excess of the purchase consideration over the sum of the acquisition-date fair values of tangible and identifiable intangible assets acquired, less any liabilities assumed.

Goodwill and intangible assets deemed to have indefinite useful lives, such as certain trade names, are not amortized. Tests for impairment of goodwill and indefinite-lived intangible assets are performed on an annual basis or when events or circumstances indicate that the carrying amount of goodwill may not be recoverable.

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

For goodwill and indefinite lived intangible assets, the Company completes what is referred to as the “Step 0” analysis, which involves evaluating qualitative factors, including macroeconomic conditions, industry and market considerations, cost factors, and overall financial performance related to its goodwill and its indefinite lived intangible assets. If the Company’s “Step 0” analysis indicates that it is more likely than not that the fair value of a reporting unit or of an indefinite lived intangible asset is less than its carrying amount, then the Company would perform a quantitative two-step impairment test. The quantitative analysis compares the fair value of the Company’s reporting unit or indefinite-lived intangible assets to its carrying amount, and an impairment loss is recognized equivalent to the excess of the carrying amount over fair value. If, after assessing the totality of events or circumstances, the Company determines that it is more likely than not that the fair value of a reporting unit or indefinite lived intangible asset exceeds its carrying amount, then the quantitative impairment tests are unnecessary.

The Company performs an evaluation of goodwill and indefinite-lived intangible assets for impairment annually in October.

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

Identifiable intangible assets consist of trade names, customer listings, technology, domain names and contractual non-competition agreements associated with acquired businesses. Intangible assets with finite lives are amortized over their estimated useful lives on a straight-line basis and reviewed for impairment whenever events or changes in circumstances indicate that an asset’s carrying value may not be recoverable (see Note 4). The straight-line method of amortization represents the Company’s best estimate of the distribution of the economic value of the identifiable intangible assets.

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

The Company earns commission revenue for reservations made online through its websites, which is calculated as a percentage of the value of the reservation. This revenue is earned as the customers’ refund privileges lapse and is included in listing revenue in the consolidated statement of operations.

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

Cost of Revenue

Cost of revenue consists of salaries, benefits and related expenses and stock-based compensation of the Company’s customer service and web hosting personnel, merchant fees charged by credit card processors, costs associated with the hosting of the Company’s websites, costs associated with payments and reserves under the Company’s Carefree Rental Guarantee, allocated facility expenses and depreciation costs.

Advertising Expenses

The Company expenses all advertising costs as incurred. Advertising expenses included in sales and marketing expenses were approximately $39,138,000, $37,559,000 and $33,959,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

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

The following table summarizes the excess tax benefit that the Company recorded for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Year Ended December 31,
	2013	2012	2011
Excess tax benefit from stock-based compensation	$8,226	$7,122	$505

This tax benefit has been recorded as additional paid-in capital on the Company’s consolidated balance sheets.

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

The Company may be subject to income tax audits by the respective tax authorities in any or all of the jurisdictions in which the Company operates. The Company is currently undergoing an audit at its subsidiary in the United Kingdom. Significant judgment is required in determining uncertain tax positions. The Company recognizes the benefit of uncertain income tax positions only if these positions are more likely than not to be sustained. Also, the recognized income tax benefit is measured at the largest amount that is more than 50% likely of being realized. The Company adjusts these reserves in light of changing facts and circumstances, such as the closing of an audit or the refinement of an estimate. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records interest and penalties related to unrecognized tax benefits as a component of income tax expense. The countries in which the Company may be subject to potential examination by tax authorities include the United States, Australia, Brazil, Colombia, France, Germany, Italy, the Netherlands, New Zealand, Singapore, Spain, Switzerland, Thailand and the United Kingdom.

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

The following table summarizes the foreign exchange expense that the Company recorded for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Year Ended December 31,
	2013	2012	2011
Foreign exchange expense	$5,964	$2,618	$4,555

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

The Company may enter into derivative instruments to hedge certain net exposures of nonfunctional currency denominated assets and liabilities, primarily related to intercompany loans, even though it does not elect to apply hedge accounting or hedge accounting does not apply. Gains and losses resulting from a change in fair value for these derivatives are reflected in the period in which the change occurs and are recognized on the consolidated statement of operations in other income (expense). Cash flows from these contracts are classified within net cash provided by or used in investing activities on the consolidated statements of cash flows.

The Company does not use financial instruments for trading or speculative purposes. The Company recognizes all derivative instruments on the balance sheet at fair value and its derivative instruments are generally short-term in duration. The Company is exposed to the risk that counterparties to derivative contracts may fail to meet their contractual obligations.

The following tables show the fair value and notional principal amounts of our outstanding or unsettled derivative instruments that are not designated as hedging instruments at December 31, 2013 and December 31, 2012 (in thousands):

	Balance Sheet Caption	December 31, 2013
		Significant Other Observable Inputs (Level 2)	U.S. Dollar Notional
Foreign exchange-forward contracts (current)	Prepaid expenses and other current assets	$363	$20,520
Foreign exchange-forward contracts (current)	Accrued expenses	(979)	84,292

	Total	$(616)	$104,812

	Balance Sheet Caption	December 31, 2012
		Significant Other Observable Inputs (Level 2)	U.S. Dollar Notional
Foreign exchange-forward contracts (current)	Prepaid expenses and other current assets	$301	$26,329
Foreign exchange-forward contracts (current)	Accrued expenses	(19)	4,455

	Total	$282	$30,784

Net Income (Loss) Per Share Attributable to Common Stockholders

Basic net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period. Net income (loss) attributable to common stockholders is reduced (increased) by cumulative preferred stock dividends earned and accretion of preferred stock to redemption values during the period as well as the net income (loss) attributable to noncontrolling interests. Diluted income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average common shares outstanding plus potentially dilutive common shares.

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

Reclassifications

Certain reclassifications have been made to prior periods’ consolidated statements of operations to conform to the current period presentation. These reclassifications did not result in any change in previously reported net income, total assets or shareholders’ equity.

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

3. Business Combinations

The following table summarizes the Company’s acquisitions during the years ended December 31, 2013, 2012 and 2011 with amounts shown below as fair values at each respective acquisition date (in thousands):

	Stayz	Bookabach	travelmob	Toprural	Second Porch	real holidays.com.au
Year acquired	2013	2013	2013	2012	2011	2011

Net tangible assets (liabilities) acquired
Cash	$4,942	$395	$63	$3,220	$123	$—
Deferred revenue	(2,234)	(350)	(43)	(2,269)	—	—
Amounts payable to property owners	(4,187)	(194)	(473)	—	—	—
Other	(365)	228	(123)	(315)	(122)	—

Total tangible assets (liabilities) acquired	(1,844)	79	(576)	636	1	—
Deferred tax assets (liabilities)	(5,313)	(228)	(513)	(3,193)	(222)	—
Trade name	5,224	161	607	1,060	—	469
Developed technology	1,735	64	2,937	2,144	1,585	—
Customer relationships	18,288	446	1,123	7,440	—	949
Goodwill	177,777	3,514	16,833	11,190	1,411	703
Non-competition agreements	1,387	300	150	—	225	—
Redeemable noncontrolling interests	—	(1,938)	(9,028)	—	—	—

Aggregate purchase price	$197,254	$2,398	$11,533	$19,277	$3,000	$2,121

The following table summarizes the Company’s weighted-average amortization period, in total and by major finite-lived intangible asset class, by acquisition during the years ended December 31, 2013, 2012 and 2011 (in years):

	Stayz	Bookabach	travelmob	Toprural	Second Porch	real holidays.com.au	Total weighted- average amortization period
Developed technology	2.0	1.8	7.0	4.0	3.0	—	4.4
Customer relationships	11.0	11.0	13.0	8.0	—	7.0	10.2
Non-competition agreements	3.0	3.0	3.0	—	3.0	—	3.0
Trade names	10.0	10.0	10.0	10.0	—	—	10.0

Total weighted-average amortization period	9.8	7.8	8.7	7.4	3.0	7.0	8.8

Tangible net assets (liabilities) were valued at their respective carrying amounts, which the Company believes approximate their current fair values at the respective acquisition dates.

The valuation of identifiable intangible assets acquired reflects management’s estimates based on, among other factors, use of established valuation methods. The value of the acquired trade names was determined using a relief from royalty method. Developed technology was valued on a combination of the income and market approach. Customer relationships were valued by projecting the estimated cash flow from the Company’s existing customer relationships. Non-competition agreements have been valued based on other arms’ length transactions between the Company and selling shareholders in past acquisitions or based on the present value of estimated future cash flows with and without this asset. Identifiable intangible assets with definite lives are amortized over the period of estimated benefit using the straight-line method and the estimated useful lives of two to thirteen years. The straight-line method of amortization represents the Company’s best estimate of the distribution of the economic value of the identifiable intangible assets. Certain trade names acquired are indefinite-lived intangible assets and are therefore not amortized but reviewed for impairment annually or more frequently if events or changes in circumstances indicate that the carrying amount may be impaired. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and the fair value of any noncontrolling interests in each business combination.

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

Stayz

In December 2013, the Company acquired 100% of the outstanding stock of Stayz Pty Limited (“Stayz”), the leading online vacation rental marketplace in Australia, for total consideration of approximately $197,254,000. Consideration included $196,739,000 in cash paid directly to the sellers and $515,000 remaining due to the sellers. The Company incurred approximately $3,802,000 in direct acquisition costs, all of which were expensed as incurred, and are included in general and administrative expenses in the consolidated statement of operations. The Company also entered into certain transitional service agreements with the prior owners of Stayz to have accounting, infrastructure and support services provided to the Company for a defined period of time in 2014. Amounts paid for these services are recorded as incurred and are included in the Company’s consolidated results as general and administrative expenses.

The acquisition of Stayz adds approximately 40,000 additional Australian-based properties to the HomeAway network and provides HomeAway a strong momentum to its pay-per-booking product offering.

The acquired goodwill primarily represents synergies associated with adding Stayz to the Company’s marketplace of websites to provide travelers with a broader inventory selection of vacation properties. Goodwill is not deductible for tax purposes.

The results of Stayz have been included in the Company’s consolidated results since the acquisition date in December 2013.

The fair value of assets acquired and liabilities assumed was based on a preliminary valuation and our estimates and assumptions are subject to change within the measurement period. The primary areas of the purchase price that are not yet finalized are related to the fair values of intangible assets acquired, certain income taxes, net working capital adjustments and residual goodwill.

The following unaudited pro forma supplemental information presents an aggregated summary of the results of operations of the Company for the years ended December 31, 2013 and 2012, assuming the completion of the 2013 acquisition of Stayz occurred on January 1, 2012.

The unaudited pro forma supplemental information is based on estimates and assumptions that the Company believes are reasonable. Accordingly, the Company adjusted the pro forma results for quantifiable items such as direct acquisition costs, amortization of acquired intangible assets and the estimated tax provision of the pro form combined results. The average foreign exchange rate during each of the presented years was used in preparing the supplemental information. The unaudited pro forma supplemental information prepared by the Company is not necessarily indicative of the results expected in future periods or the results that actually would have been realized had the acquired business and the Company been a combined company during the specified periods.

	Year Ended December 31,
	2013	2012
Pro forma total revenue	$372,518	$305,904
Pro forma net income	30,018	17,855

Bookabach

In November 2013, the Company acquired 55% of the outstanding stock of Bookabach Limited (“Bookabach”), a leading vacation rental website in New Zealand, for cash consideration of approximately $2,398,000. The Company incurred approximately $160,000 in direct acquisition costs, all of which were expensed as incurred, and are included in general and administrative expenses in the consolidated statement of operations.

Approximately $492,000 of the cash consideration was deposited in escrow as security for the benefit of the Company against breaches of representations and warranties, covenants and certain other expressly enumerated matters by the sellers. The escrow funds not used to satisfy such seller obligations will be released to the sellers on the second anniversary date of the acquisition.

Bookabach features more than 8,000 property listings located in New Zealand, Australia and the Pacific Islands including holiday homes and beach houses, also known as baches.

The acquired goodwill primarily represents synergies associated with adding Bookabach to the Company’s marketplace of websites to provide travelers with a broader inventory selection of vacation properties. Goodwill is not deductible for tax purposes.

The results of Bookabach have been included in the Company’s consolidated results since the acquisition date in November 2013. Pro forma results of operations related to this acquisition have not been presented since Bookabach’s operating results up to the date of acquisition were not material to the Company’s consolidated financial statements.

Under the terms of the acquisition agreement, the Company has a call option to purchase the remaining non-controlling interest of Bookabach in two installments on October 31, 2014 and June 30, 2015, respectively. In the event that the Company does not exercise one or both of its call options to purchase the remaining shares of Bookabach by such deadlines, the remaining Bookabach shareholders have two put options to require the Company to repurchase their remaining interest in two installments for which, if exercised, shall be deemed to occur on October 31, 2014 and June 30, 2015, respectively. The option was determined to have no value.

travelmob

In August 2013, the Company acquired 100% of the outstanding stock of travelmob Pte. Ltd. (“travelmob”) for $20.0 million, net of cash acquired and concurrently sold a non-controlling interest in travelmob back to certain sellers for $8.5 million. The Company incurred approximately $284,000 in direct acquisition costs, all of which were expensed as incurred, and are included in general and administrative expenses in the consolidated statement of operations.

Travelmob features over 14,000 Asia Pacific region short-term rental listings including luxury villas, urban apartments, houseboats, a private island as well as shared spaces.

The acquired goodwill represents synergies associated with adding travelmob to the Company’s marketplace of websites to provide travelers with a broader inventory selection of vacation properties to choose from and provides the Company with a platform to serve the Asian market. Goodwill is not deductible for tax purposes.

The results of travelmob have been included in the Company’s consolidated results since the acquisition date in August 2013. Pro forma results of operations related to this acquisition have not been presented since travelmob’s operating results up to the date of acquisition were not material to the Company’s consolidated financial statements.

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

The following unaudited pro forma supplemental information presents an aggregated summary of the results of operations of the Company for the years ended December 31, 2012 and 2011, assuming the completion of the 2012 acquisition of Toprural occurred on January 1, 2011.

The unaudited pro forma supplemental information is based on estimates and assumptions that the Company believes are reasonable. The average foreign exchange rate during each of the presented years was used in preparing the supplemental information. The unaudited pro forma supplemental information prepared by the Company is not necessarily indicative of the results expected in future periods or the results that actually would have been realized had the acquired business and the Company been a combined company during the specified periods.

	Year Ended December 31,
	2012	2011
Pro forma total revenue	$281,858	$236,038
Pro forma net income	14,959	6,603

Second Porch

In May 2011, the Company acquired 100% of the outstanding stock of Second Porch Inc., a vacation rental site that enables homeowners and professional property managers to market vacation homes to travelers through their social network, for an aggregate cash purchase price of $3.0 million. As a result of the acquisition, the Company recorded a deferred tax liability of approximately $626,000, primarily related to acquired intangibles and a deferred tax asset of approximately $404,000 to reflect the acquisition of Second Porch’s net operating loss carryfoward. Of the aggregate purchase price, $300,000 in cash consideration was retained by the Company to secure certain indemnification obligations of the sellers. Half of the holdback funds were released on the first anniversary date in May 2012. The remaining funds were released on the second anniversary date of the acquisition in May 2013. The Company incurred approximately $28,000 in direct acquisition costs, all of which were expensed as incurred, and are included in general and administrative expenses on the consolidated statement of operations.

The acquired goodwill primarily represents synergies associated with adding Second Porch’s social features to the Company’s marketplace of websites to provide property owners and managers with an additional word-of-mouth marketing channel. Goodwill is not deductible for tax purposes.

The results of Second Porch have been included in the Company’s consolidated results since the acquisition date in May 2011. Pro forma results of operations related to this acquisition have not been presented since Second Porch’s operating results up to the date of acquisition were not material to the Company’s consolidated financial statements.

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

The results of realholidays.com.au have been included in the Company’s consolidated results since the acquisition date in April 2011. Pro forma results of operations related to this acquisition have not been presented since realholidays.com.au’s operating results up to the date of acquisition were not material to the Company’s consolidated financial statements.

4. Goodwill and Other Intangible Assets

Goodwill

Changes in the Company’s goodwill balance for the years ended December 31, 2013 and 2012 are summarized in the table below (in thousands).

Balance at December 31, 2011	$301,015
Acquired in business combinations	11,190
Foreign currency translation adjustment	207

Balance at December 31, 2012	$312,412
Acquired in business combinations	198,124
Foreign currency translation adjustment	(2,925)

Balance at December 31, 2013	$507,611

Intangible Assets

The Company’s intangible assets, excluding goodwill, consist of intangible assets acquired primarily in business combinations and were recorded at their estimated fair values on the date of acquisition. The finite-lived intangible assets that are being amortized are summarized in the table below (in thousands):

		December 31, 2013			December 31, 2012
	Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade names and trademarks	10	$30,066	$(5,050)	$25,016	$24,000	$(2,474)	$21,526
Developed technology	2-8	31,513	(23,646)	7,867	26,435	(20,983)	5,452
Customer relationships	6-14	80,510	(41,739)	38,771	60,321	(35,124)	25,197
Noncompete agreements and domain names	2-5	5,163	(3,181)	1,982	3,376	(2,853)	523

		$147,252	$(73,616)	$73,636	$114,132	$(61,434)	$52,698

Amortization of noncompete agreements is recorded over the term of the agreements.

The following table summarizes the amortization expense that the Company recorded for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Year Ended December 31,
	2013	2012	2011
Amortization expense	$11,668	$12,438	$11,542

Expected future annual amortization expense for definite-lived intangible assets as of December 31, 2013 is as follows (in thousands):

2014	$12,407
2015	11,275
2016	8,637
2017	7,423
2018	7,105
Thereafter	26,789

$73,636

The Company has the following indefinite-lived intangible assets recorded in its consolidated balance sheets as of December 31, 2013 and 2012, respectively (in thousands):

	December 31,
	2013	2012
Trademarks, trade names and other	$7,029	$7,029

5. Property and Equipment, net

Property and equipment consists of the following at December 31, 2013 and 2012, respectively, (in thousands):

	December 31,
	2013	2012
Computer equipment and purchased software	$24,074	$29,571
Internal-use software and website development costs	30,523	23,985
Furniture and fixtures	5,999	4,556
Leasehold improvements	13,999	11,927

	74,595	70,039
Less accumulated depreciation	(34,788)	(37,138)

	$39,807	$32,901

The following table summarizes the depreciation expense that the Company recorded for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Year Ended December 31,
	2013	2012	2011
Depreciation expense	$13,399	$11,051	$8,429

6. Accrued Expenses

The Company’s accrued expenses are comprised of the following at December 31, 2013 and 2012, respectively (in thousands):

	December 31,
	2013	2012
Compensation and related benefits	$21,700	$16,828
Gift cards	6,090	5,655
Contracting, consulting and professional fees	4,494	481
Taxes	3,425	3,362
Advertising	3,197	480
Foreign exchange – forward contracts	979	19
Traveler guarantee liability	956	566
Other	13,784	6,465

Total	$54,625	$33,856

7. Commitments and Contingencies

Leases

The Company leases its facilities and certain office equipment under noncancellable operating leases. Future minimum lease payments under noncancellable operating leases at December 31, 2013 are as follows (in thousands):

2014	$7,864
2015	7,518
2016	7,801
2017	7,362
2018	6,769
Thereafter	27,685

Total minimum lease payments	$64,999

The following table summarizes the total rental expense that the Company recorded for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Year Ended December 31,
	2013	2012	2011
Rental expense	$5,202	$4,492	$4,280

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

Expected future claims for traveler guarantees, which are presented as a current liability in the Company’s consolidated balance sheets, and changes for the guarantees are as follows (in thousands):

Traveler guarantee liability at December 31, 2011	$247
Costs accrued for new vacation rentals	986
Guarantee obligations honored	(667)

Traveler guarantee liability at December 31, 2012	$566
Costs accrued for new vacation rentals	2,230
Guarantee obligations honored	(1,840)

Traveler guarantee liability at December 31, 2013	$956

The Company maintains a guarantee of £5,000,000 (approximately $8,288,000 as of December 31, 2013) in favor of a bank in the United Kingdom for extending credit to the Company in connection with the wholly owned United Kingdom subsidiary’s business of collecting its subscription revenue in advance via credit card payments.

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

In July 2011, the Company amended its certificate of incorporation to authorize 10,000,000 shares of preferred stock with a par value of $0.0001 per share. The Company had no shares of its preferred stock (the “preferred stock”) issued and outstanding at December 31, 2013 and 2012.

Preferred Stock Activity

With the proceeds of the IPO in July 2011, the Company redeemed all outstanding shares of Series A and B preferred stock, including accrued but unpaid dividends, for $55.8 million and $9.2 million, respectively, as well as paid in full all accrued but unpaid dividends on outstanding shares of Series C preferred stock, which totaled $32.9 million.

Historically, the Company recorded preferred stock accretion on all series of preferred stock using the effective interest method to a value equal to a redemption value as of October 2014 determined pursuant to the terms of the preferred stock set forth in the Company’s certificate of incorporation. To reflect the final redemption value as of the IPO date of July 5, 2011, the Company recorded accelerated accretion charges of $6.8 million in July 2011. This amount was recorded as additional paid-in capital on the Company’s balance sheet and negatively impacted net income (loss) attributable to common stockholders in the fiscal year ended December 31, 2011.

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

9. Stockholders’ Equity and Stock-Based Compensation

Common Stock

The Company’s amended and restated certificate of incorporation, as amended in July 2011, authorizes 350,000,000 shares of common stock with a par value of $0.0001 per share. At December 31, 2013 and December 31, 2012, there were 92,361,069 and 83,441,153 shares of common stock outstanding, respectively. Additionally, the amended certificate of incorporation authorizes the Company’s board of directors, without action by stockholders, to designate and issue up to 10,000,000 shares of preferred stock in one or more series. The board of directors may also designate the rights, preferences and privileges of each series of preferred stock, any or all of which may be greater than the rights of the common stock.

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

Follow-on Offering

On December 17, 2013, the Company closed a follow-on offering of 6,921,424 shares of its common stock, at $37.00 per share, before underwriting discounts and commissions. The Company sold 5,500,000 shares and existing stockholders sold an aggregate of 1,421,424 shares, including 902,794 shares as a result of the underwriters’ exercise of their over-allotment option to purchase additional shares. The offering generated net proceeds to the Company of approximately $195.3 million, after deducting underwriting discounts and other expenses incurred by the Company for the sale of common stock. The offer and sale of all of the shares in the offering were registered under the Securities Act pursuant to a registration statement on Form S-3 ASR, which became automatically effective on December 12, 2013. The Company did not receive any proceeds from the sale of shares by the selling stockholders.

Stock Compensation Plans

The Company maintains two stock-based compensation plans, the 2004 Stock Option Plan (the “2004 Plan”) and the 2011 Equity Incentive Plan (the “2011 Plan”), which are described below.

2004 Plan

At December 31, 2013, there were 4,766,302 options and 18,750 restricted stock units outstanding under the 2004 Plan. Following the effectiveness of the Company’s 2011 Plan in May 2011, no further awards have been made under the 2004 Plan, although each option previously granted under the 2004 Plan will remain outstanding subject to its terms. Any such shares of common stock that are subject to awards under the 2004 Plan which are forfeited or lapse unexercised and would otherwise have been returned to the share reserve under the 2004 Plan instead will be available for issuance under the 2011 Plan.

2011 Plan

In May 2011, the Company adopted the 2011 Plan, providing for the granting of incentive stock options, as defined by the Internal Revenue Code, to employees and for the grant of non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares to employees, directors and consultants. The 2011 Plan also provides for the automatic grant of option awards to our non-employee directors. Shares of common stock reserved for issuance under the 2011 Plan consist of 15,410,609 shares of common stock. In addition, the number of shares available for issuance under the 2011 Plan will be increased annually on the first day of the Company’s fiscal year by an amount equal to the least of (a) four percent of the outstanding shares of the Company’s common stock as of the last day of the Company’s immediately preceding fiscal year or (b) such other amount as the Company’s board of directors may determine. At December 31, 2013, there were 3,712,959 options and 2,019,092 restricted stock units outstanding under the 2011 Plan.

Stock Option Activity

A summary of the Company’s stock option activity under all Plans is as follows:

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(years)	(in thousands)
Outstanding at December 31, 2011	11,306,782	$14.20	7.8	$102,286
Granted	2,416,880	24.27
Exercised	(2,691,655)	9.74
Forfeited	(570,096)	20.97
Cancelled	(57,208)	6.13

Outstanding at December 31, 2012	10,404,703	$17.37	7.5	$57,020

Granted	1,756,630	30.18
Exercised	(3,186,491)	15.12
Forfeited	(474,695)	22.87
Cancelled	(20,885)	23.03

Outstanding at December 31, 2013	8,479,261	$20.49	7.1	$172,921

Vested and expected to vest
At December 31, 2012	9,998,303	$17.19	7.5	$56,329
At December 31, 2013	8,226,494	$20.31	7.1	$169,248
Exercisable options
At December 31, 2012	5,519,467	$13.85	6.6	$46,745
At December 31, 2013	4,583,432	$16.82	6.2	$110,286

The Company issues shares from the 2004 Plan and the 2011 Plan reserves upon the exercise of stock options. Shares of common stock reserved and available for future stock option grants under the 2011 Plan were 12,414,653 shares at December 31, 2013.

The Company received $48,473,000 and $25,878,000 in cash from option exercises under the respective Plans in 2013 and 2012, respectively. The Company issued shares from amounts reserved under the respective Plans upon the exercise of these stock options. The Company does not currently expect to repurchase shares from any source to satisfy such obligation under any of the Company’s stock option Plans. The Company recognized a tax benefit of approximately $8,226,000, $7,122,000 and $505,000 from the exercise of stock options during the years ended December 31, 2013, 2012 and 2011, respectively. These tax benefits have been recorded in additional paid-in capital on the Company’s consolidated balance sheet as of December 31, 2013 and 2012.

The weighted average grant date fair value of the options and restricted stock are summarized as follows:

	Year Ended December 31,
	2013	2012	2011
Per share of options granted	$13.81	$12.07	$11.41
Per share of restricted stock and restricted stock units granted	$29.36	$24.88	$23.31

The aggregate intrinsic value of stock options exercised, represented in the stock option activity table above, was approximately $52,949,000, $40,394,000 and $21,914,000 during the years ended December 31, 2013, 2012 and 2011, respectively.

During 2013, 2,143,089 stock options vested with a weighted average grant date fair market value of $11.26 per share.

Restricted Stock Activity

A summary of the Company’s restricted stock activity under the 2004 Plan and 2011 Plan is as follows:

Number of Awards Outstanding
Unvested balances at December 31, 2011	109,348
Awards granted	883,385
Awards vested	(126,774)
Awards forfeited	(59,642)

Unvested balances at December 31, 2012	806,317
Awards granted	1,658,132
Awards vested	(241,517)
Awards forfeited	(185,037)

Unvested balances at December 31, 2013	2,037,895

Accounting for Stock-Based Compensation

The Company uses the Black-Scholes option pricing model in valuing its stock options. The Black-Scholes model requires estimates regarding risk-free rate of return, dividend yields, expected term of the award, volatility and estimated forfeitures of awards during the service period.

The risk-free interest rate assumption used by the Company is based on observed market interest rates appropriate for the term of the Company’s employee options. During the years ended December 31, 2013, 2012 and 2011, the Company estimated expected term based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The dividend yield assumption is based on historical and expected dividend payouts. Since the Company was a private entity prior to its IPO in July 2011 with no historical data regarding the volatility of its common stock price, the Company based the expected volatility on the historical volatility of comparable companies from a representative industry peer group. The Company determined expected volatility of options granted using an average of the historical volatility measures of this peer group of companies.

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

The fair value of stock option grants has been estimated at the date of grant using the Black–Scholes option pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2013	2012	2011
Risk-free interest rate	0.65% to 1.41%	0.78% to 1.32%	1.12% to 2.84%
Expected term	5.32 to 5.57 years	5.59 to 5.83 years	6.0 to 6.25 years
Dividend yield	0.00%	0.00%	0.00%
Expected volatility	46.90% to 50.80%	50.60% to 55.40%	53.30% to 57.30%

The following table summarizes the total stock-based compensation expense for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Year Ended December 31,
	2013	2012	2011
Cost of revenue	$3,064	$2,675	$1,805
Product development	9,515	5,642	5,023
Sales and marketing	8,488	6,629	6,292
General and administrative	16,820	12,087	10,813

	$37,887	$27,033	$23,933

Total gross unrecognized compensation cost related to nonvested stock options and restricted stock was $84,248,000 as of December 31, 2013. The Company expects to recognize these costs over a weighted average period of 2.39 years.

10. Redeemable Noncontrolling Interests

In 2013, the Company acquired 68.5% of the outstanding stock of travelmob Pte. Ltd. and 55% of the outstanding stock of Bookabach Limited (see Note 3). The redeemable noncontrolling interests are reported on the Consolidated Balance Sheets in mezzanine equity in “Redeemable noncontrolling interests.”

A reconciliation of redeemable noncontrolling interests for the year ended December 31, 2013 is as follows (in thousands):

December 31, 2013
Balance at December 31, 2012	$—
Fair value at acquisition	10,966
Net loss attributable to noncontrolling interests	(395)
Currency translation adjustments	13

Balance at December 31, 2013	$10,584

11. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of the following at December 31, 2013 and 2012, respectively (in thousands):

	December 31,
	2013	2012
Foreign currency translation	$(6,728)	$(5,530)
Unrealized gains (losses) on short-term investments	(19)	80

Total	$(6,747)	$(5,450)

12. Income Taxes

Income before income taxes includes the following components (in thousands):

	Year Ended December 31,
	2013	2012	2011
Domestic	$27,817	$19,934	$12,196
Foreign	1,198	8,202	6,475

Total	$29,015	$28,136	$18,671

The income tax expense (benefit) is comprised of the following (in thousands):

	Year Ended December 31,
	2013	2012	2011
Current
Federal	$—	$—	$—
State	1,116	1,105	675
Foreign	4,771	9,625	4,211
Deferred
Federal	7,733	7,976	8,634
State	98	(524)	102
Foreign	(1,511)	(5,425)	(1,321)
Change in valuation allowance	(483)	418	192

	$11,724	$13,175	$12,493

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets (liabilities) consist of the following (in thousands):

	December 31,
	2013	2012
Deferred tax assets:
Net operating loss carryforward	$6,760	$5,782
Tax credits	551	231
Accrued liabilities	6,615	4,800
Stock compensation	11,143	8,372
Gift card deferred revenue and redemption liability	1,346	1,386
Other	1,078	1,282

Total deferred tax assets	27,493	21,853
Deferred tax liabilities:
Intangible assets	(34,473)	(24,293)
Property and equipment	(6,530)	(5,542)
Prepaid expenses	(907)	(1,480)

Total deferred tax liabilities	(41,910)	(31,315)
Valuation allowance	(362)	(921)

Net deferred tax liabilities	$(14,779)	$(10,383)

In April 2012, the Company acquired 100% of the outstanding stock of Top Rural S.L. (see Note 3). A net deferred tax liability of approximately $3,193,000 was recorded upon the acquisition, primarily related to acquired intangibles.

In August 2013, in a series of transactions, the Company acquired 68.5% of the outstanding stock of travelmob Pte. Ltd. (see Note 3). A net deferred tax liability of approximately $513,000 was recorded upon the acquisition, primarily related to acquired intangibles, net of acquired net operating losses.

In November 2013, the Company acquired 55% of the outstanding stock of Bookabach Limited (see Note 3). A net deferred tax liability of approximately $228,000 was recorded upon the acquisition, primarily related to acquired intangibles.

In December 2013, the company acquired 100% of the outstanding stock of Stayz Pty Limited (see Note 3). A net deferred tax liability of approximately $5,313,000 was recorded upon the acquisition, primarily related to acquired intangibles. Additionally, as a result of the acquisition, the Company released approximately $1,397,000 of valuation allowance against the net deferred tax assets of the Company’s existing Australian subsidiary based on revised estimates of future taxable income including Stayz.

A valuation allowance is established if, based on the Company’s review of both positive and negative evidence, it is more likely than not that all or a portion of the deferred tax asset will not be realized. The Company maintained a valuation allowance of approximately $362,000 and $921,000 at December 31, 2013 and December 31, 2012, respectively, primarily related to the uncertainty of the utilization of certain loss carryforwards as well as the inability to realize the benefit of basis differences in certain acquired intangible assets. There can be no assurance that the Company will meet its expectations of future taxable income. As a result, the amount of the deferred tax assets considered realizable could be reduced if estimates of future taxable income are reduced. Such an occurrence could materially adversely affect the Company’s results of operations and financial condition. The Company will continue to evaluate the ability to realize, by jurisdiction, its deferred tax assets and related valuation allowances.

The Company had federal net operating loss carryforwards of approximately $8,474,000 and $15,423,000 at December 31, 2013 and 2012, respectively. These loss carryforwards will expire between 2025 and 2031 if not utilized. The Company has after tax state net operating loss carryforwards of approximately $447,350 and $555,000 at December 31, 2013 and 2012, respectively, which will expire between 2025 and 2031 if not utilized. The Company had foreign net operating loss carryforwards of approximately $25,690,000 and $12,718,000 at December 31, 2013 and 2012, respectively. Of these loss carryforwards, $13,743,000 will expire between 2018 and 2030 if not utilized, and $11,948,000 will carryforward indefinitely. The Company also had after tax net operating losses from foreign local jurisdictions of approximately $686,000 and $612,000 at December 31, 2013 and 2012, respectively, expiring between 2018 and 2020 if not utilized. The Company had foreign tax credits of approximately $1,007,000 and $1,343,000 and research and development tax credits of approximately $6,050,000 and $4,318,000 as of December 31, 2013 and 2012, respectively, all of which will be recorded in additional paid-in-capital when realized. The foreign tax credits will expire between 2020 and 2023 and the research and development tax credits will expire between 2027 and 2033 if not utilized. The federal research and experimentation tax credit was extended by the signing of the American Taxpayer Relief Act of 2012, or the ‘Relief Act’, on January 2, 2013. The Relief Act retroactively extended this tax credit from January 1, 2012 through December 31, 2013. Since the Relief Act was enacted during 2013, the income tax benefit related to the 2012 research and experimentation tax credit was reflected in the Company’s results of operations for the year ended December 31, 2013. The Company has state research and development credits of approximately $498,000 that will expire on December 31, 2033 if not utilized, and a Texas margin tax credit of approximately $310,000 that has no expiration.

Under the Tax Reform Act of 1986, the amount of net operating losses and tax credits that can be carried forward may be limited in certain circumstances. Events that may cause changes in the Company’s tax carryovers include, but are not limited to, a cumulative ownership change of more than 50.0% over a three-year period. Certain of the Company’s operating losses that can be utilized in any one taxable year may be limited by future ownership changes. Currently, such a limitation exists on the net operating loss that was acquired in the Escapia and Second Porch acquisitions. A valuation allowance has been recorded to reduce the deferred tax asset to the value that the Company believes is more likely than not to be realized. A limitation also exists for losses attributable to the period of time before the February 1, 2005 Series A preferred stock financing transaction due to the deemed ownership change that occurred upon the issuance of those shares. The Company has not recorded a benefit for approximately $382,000 of net operating loss carryforwards that will expire unused.

The following is a reconciliation of the amount of the income tax expense that results from applying the federal statutory income tax rate to income before income taxes to the reported income tax expense (in thousands):

	Year Ended December 31,
	2013	2012	2011
Federal tax expense at statutory rate	$10,155	$9,848	$6,535
State taxes, net of federal tax benefit	958	647	541
Foreign tax rate differential	(1,191)	(2,481)	1,352
Deferred charges	1,959	1,582	179
Tax reserves	540	2,325	47
Stock compensation	566	1,679	3,315
Research and development credit	(3,220)	—	(77)
Non-deductible expenses	2,342	355	124
Other	98	(1,198)	285
Net increase (decrease) in valuation allowance	(483)	418	192

	$11,724	$13,175	$12,493

Deferred U.S. income taxes and foreign withholding taxes are not provided on the undistributed cumulative earnings of foreign subsidiaries because those earnings are considered to be permanently reinvested in those operations. Any permanently reinvested earnings could become subject to additional U.S. taxes in certain circumstances (subject to an adjustment for foreign tax credits) and foreign withholding taxes if remitted to HomeAway, Inc. The determination of the amount of unrecognized tax liability is not practicable because of the complexities associated with multiple hypothetical calculations. There was approximately $25,821,000, $20,597,000 and $12,595,000 of cumulative earnings in the Company’s foreign subsidiaries as of December 31, 2013, 2012 and 2011, respectively.

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

The aggregate changes in the balance of unrecognized tax benefits were as follows, excluding interest and penalties (in thousands):

(in thousands)	Year Ended December 31,
	2013	2012	2011
Balance, beginning of year	$5,590	$3,658	$3,295
Increases for tax positions related to the current year	1,013	1,815	1,494
Increases for tax positions related to prior years	1,702	1,135	235
Decreases for tax positions related to prior years	(369)	(739)	(1,366)
Reductions due to lapsed statute of limitations	(381)	(279)	—

Balance, end of year	$7,555	$5,590	$3,658

Included in the balance of unrecognized tax benefits at December 31, 2013, 2012, and 2011 are $3,177,000, $1,242,000, and $1,220,000, respectively, of unrecognized tax benefits that are offset against related deferred tax assets. If the Company were to recognize the unrecognized tax benefits as of December 31, 2013, 2012, and 2011, $7,555,000, $5,265,000, and $3,328,000, respectively, would impact the effective tax rate.

As of December 31, 2013, there were approximately $1,313,000 of unrecognized tax benefits in several jurisdictions, primarily related to the deductibility of equity compensation, that the Company expects could decrease over the next 12 months due to the expiration of the respective statutes of limitation, and $772,000 that could change over the next 12 months due to the conclusion of a UK tax audit of the 2011 tax year.

The Company includes interest and penalties related to unrecognized tax benefits as a component of income tax expense in the Consolidated Statement of Operations. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheets and were insignificant in all periods presented.

As of December 31, 2013, in the United States, the tax years 2010 through 2012 remain open to examination in the federal jurisdiction and most state jurisdictions. Tax years 2005 through 2009 remain open to adjustment due to net operating losses carried forward into open tax years. The Internal Revenue Service has not conducted an examination for any tax year. Two of the Company’s UK subsidiaries are currently under audit. Internationally, the following years remain open to examination:

Jurisdiction	Open Tax Years
Germany	2011-2013
France	2009-2013
Brazil	2008-2013
United Kingdom	2011-2013
Switzerland	2011-2013
Australia	2011-2013
Spain	2011-2013
Thailand	2013
Singapore	2011-2013
New Zealand	2009-2013
Colombia	2013
Italy	2013

13. Net Income (Loss) Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net income (loss) per share attributable to common stockholders (in thousands except share and per share amounts):

	Year Ended December 31,
	2013	2012	2011
Numerator
Net income attributable to HomeAway, Inc.	$17,686	$14,961	$6,178
Cumulative preferred stock dividends and discount accretion	—	—	(24,678)

Net income (loss) attributable to common stockholders	$17,686	$14,961	$(18,500)

Denominator
Weighted average common shares outstanding-basic	85,378	82,382	59,549
Dilutive effect of stock options, warrants and restricted stock units	2,881	2,560	—

Weighted average common shares outstanding-diluted	88,259	84,942	59,549

Net income per share attributable to common stockholders:
Basic	$0.21	$0.18	$(0.31)
Diluted	$0.20	$0.18	$(0.31)

The following common equivalent shares were excluded from the calculation of net income (loss) per share attributable to common stockholders as their inclusion would have been anti-dilutive (in thousands):

	Year Ended December 31,
	2013	2012	2011
Stock options and warrants	3,153	5,151	11,329
Restricted stock awards	4	7	94

Total common equivalent shares excluded	3,157	5,158	11,423

14. Domestic and Foreign Operations

The Company has operations in domestic and foreign regions, specifically in Europe, South America and the Asia Pacific region. Information about these operations is presented below (in thousands):

	Year Ended December 31,
	2013	2012	2011
Revenue:
United States	$211,473	$173,078	$138,574
France	52,222	42,451	39,375
United Kingdom	41,231	35,656	32,195
Germany	20,719	16,194	14,222
Other international	20,844	13,025	5,857

Total revenue	$346,489	$280,404	$230,223

	Year Ended December 31,
	2013	2012	2011
Identifiable long-lived tangible assets:
United States	$43,673	$32,936	$22,426
International	8,472	7,431	4,330

Total identifiable long-lived tangible assets	$52,145	$40,367	$26,756

Revenue attributed to the U.S. and international geographies are based upon the country in which the selling subsidiary of the Company is located.

Identifiable long-lived assets attributed to the U.S. and international geographies are based upon the country in which the asset is located or owned.

15. Employee Benefit Plans

The Company administers various employer-sponsored retirement plans in Colombia, France, Germany, Italy, Spain, Switzerland, the United Kingdom and the United States. The various plans allow for employer matching contributions to be made into the plans. Our total expense for these retirement plans is presented below (in thousands):

	Year Ended December 31,
	2013	2012	2011
Retirement plan contribution expense	$1,907	$1,185	$600

HOMEAWAY, INC.

FINANCIAL STATEMENT SCHEDULE

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Beginning Balance	Additions	Write-offs	Ending Balance
	(in thousands)
Allowance for doubtful accounts:
Year ended December 31, 2013	$633	$980	$(575)	$1,038
Year ended December 31, 2012	425	647	(439)	633
Year ended December 31, 2011	120	552	(247)	425

	Beginning Balance	Additions	Reductions	Ending Balance
	(in thousands)
Deferred Tax Asset Valuation Allowance:
Year ended December 31, 2013	$921	$838	$(1,397)	$362
Year ended December 31, 2012	507	753	(339)	921
Year ended December 31, 2011	318	189	—	507

Selected Quarterly Financial Data

(Unaudited)

	For the Three Months Ended:
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
	(in thousands, except per share amounts)
Revenue	$64,103	$71,616	$73,128	$71,557	$79,464	$86,608	$90,148	$90,269
Net income (loss) attributable to HomeAway, Inc.	$2,401	$2,856	$5,155	$4,549	$5,295	$5,470	$8,478	$(1,557)
Net income (loss) per share—basic and diluted	$0.03	$0.03	$0.06	$0.05	$0.06	$0.06	$0.10	$(0.02)
Shares used in per share calculation—basic	81,353	82,262	82,686	83,200	83,940	84,920	85,452	87,111
Shares used in per share calculation—diluted	84,500	84,737	85,043	85,410	86,492	87,647	88,215	90,144

EXHIBIT INDEX

Exhibit Number	Exhibit Title

1.1++++++	Underwriting Agreement, dated as of December 11, 2013, by and among the Company, Deutsche Bank Securities Inc., J.P. Morgan Securities LLC, Goldman, Sachs & Co., Morgan Stanley & Co. LLC, Stifel, Nicolaus & Company, Incorporated, Pacific Crest Securities LLC and the Selling Stockholders. (Exhibit 1.1)

2.1+++++	Share Sale Agreement dated as of December 4, 2013 by and among HomeAway, Inc., HomeAway Australia Holdings Pty Ltd, Fairfax Media Limited and Fairfax Digital Pty Limited. (Exhibit 2.1)

3.1+	Amended and Restated Certificate of Incorporation. (Exhibit 3.2)

3.2+	Amended and Restated Bylaws. (Exhibit 3.4)

4.2+	Amended and Restated Investors’ Rights Agreement dated March 10, 2011. (Exhibit 4.2)

4.3+	Warrant to Purchase Common Stock issued to Comerica Bank dated December 18, 2008, representing shares remaining after partial exercise of the original warrant issued on February 15, 2005. (Exhibit 4.5)

4.4+	Warrant to Purchase Common Stock issued to Entrepreneurs Foundation & Idea Network dated November 30, 2005. (Exhibit 4.6)

4.5+	Warrant to Purchase Common Stock issued to Comerica Bank dated December 2, 2005. (Exhibit 4.7)

10.1+*	Form of Indemnification Agreement for directors and officers. (Exhibit 10.1B)

10.2+*	2004 Stock Plan, as amended. (Exhibit 10.2)

10.3+*	Form of Stock Option Agreement for 2004 Stock Plan effective for grants made prior to April 3, 2009. (Exhibit 10.3A)

10.4+*	Form of Stock Option Agreement for 2004 Stock Plan effective for grants made after April 3, 2009. (Exhibit 10.3B)

10.5+*	Form of Restricted Stock Agreement for 2004 Stock Plan. (Exhibit 10.4)

10.6+*	The HomeAway, Inc. Nonstatutory Share Option Plan (UK NSO Sub-Plan under 2004 Stock Plan). (Exhibit 10.5)

10.7+*	The WVR Group, Inc. 2005 UK Enterprise Management Incentive Plan (UK EMI Sub-Plan under 2004 Stock Plan). (Exhibit 10.6)

10.8+*	Form of Stock Option Agreement for 2004 Stock Plan (UK EMI Sub-Plan). (Exhibit 10.7)

10.9+*	Incentive Plan for the Management of the German Subsidiary of the WVR Group, Inc. (German Sub-Plan under 2004 Stock Plan). (Exhibit 10.8)

10.10+*	Form of Stock Option Agreement for 2004 Stock Plan (German Sub-Plan). (Exhibit 10.9)

10.11+*	Addendum to 2004 Stock Plan containing terms and conditions for French option grants (French Sub-Plan under 2004 Stock Plan). (Exhibit 10.10)

10.12+*	Form of Stock Option Agreement for 2004 Stock Plan (French Sub-Plan). (Exhibit 10.11)

10.13+*	2005 Stock Plan, as amended. (Exhibit 10.12)

10.14+*	Form of Stock Option Agreement, as amended, for 2005 Stock Plan. (Exhibit 10.13)

10.15+*	2011 Equity Incentive Plan. (Exhibit 10.14)

Exhibit Number	Exhibit Title

10.16*	2011 Equity Incentive Plan French Sub-Plan.

10.17*	UK Schedule to the 2011 Equity Incentive Plan.

10.18+*	Form of Stock Option Award Agreement approved for use under the 2011 Equity Incentive Plan. (Exhibit 10.15)

10.19*	Form of Stock Option Award Agreement approved for use in France under the 2011 Equity Incentive Plan.

10.20*	Form of Option Certificate approved for use under Part A of the UK Schedule of the 2011 Equity Incentive Plan.

10.21+++++++*	Form of Restricted Stock Unit Award Agreement approved for use under the 2011 Equity Incentive Plan. (Exhibit 10.17)

10.22*	Form of Restricted Stock Unit Award Agreement approved for use in France under the 2011 Equity Incentive Plan.

10.23+*	Executive Employment Agreement between the Registrant and Brian H. Sharples dated February 1, 2005. (Exhibit 10.16)

10.24+*	Amendment to Executive Employment Agreement between the Registrant and Brian H. Sharples dated December 29, 2010. (Exhibit 10.17)

10.25+*	Executive Employment Agreement between the Registrant and Brian H. Sharples dated May 27, 2011. (Exhibit 10.17A)

10.26+*	Offer Letter between the Registrant and Lynn Atchison dated August 4, 2006. (Exhibit 10.18)

10.27+*	Executive Employment Agreement between the Registrant and Lynn Atchison dated May 27, 2011. (Exhibit 10.18A)

10.28+*	Offer Letter between the Registrant and Carl G. Shepherd dated January 22, 2005. (Exhibit 10.19)

10.29+*	Executive Employment Agreement between the Registrant and Carl G. Shepherd dated May 27, 2011. (Exhibit 10.19A)

10.30+*	Offer Letter between the Registrant and Thomas Hale dated June 14, 2010. (Exhibit 10.20)

10.31+*	Amendment to Offer Letter between the Registrant and Thomas Hale dated December 29, 2010. (Exhibit 10.21)

10.32+*	Executive Employment Agreement between the Registrant and Thomas Hale dated May 27, 2011. (Exhibit 10.21A)

10.33+*	Offer Letter between the Registrant and Brent Bellm dated June 15, 2010. (Exhibit 10.22)

10.34+*	Amendment to Offer Letter between the Registrant and Brent Bellm dated December 29, 2010. (Exhibit 10.23)

10.35+*	Executive Employment Agreement between the Registrant and Brent Bellm dated May 27, 2011. (Exhibit 10.23A)

10.36+*	Executive Employment Agreement between the Registrant and Ross A. Buhrdorf dated May 27, 2011. (Exhibit 10.23B)

10.37+*	2011 Executive Officer Performance Bonus Plan. (Exhibit 10.24)

10.38++*	2012 Executive Officer Performance Bonus Plan. (Exhibit 10.1)

10.39++++*	2013 Executive Officer Performance Bonus Plan. (Exhibit 10.1)

Exhibit Number	Exhibit Title

10.40+	Office Lease Agreement between the Registrant and Fifth & Baylor, Ltd. dated August 1, 2008. (Exhibit 10.25)

10.41	Commercial Lease between HomeAway France and IVZ Immobilien Verwaltungs GmbH & Co. dated July 18, 2013.

10.42+++	Lease Agreement between Domain Junction 2 LLC, Landlord, and the Registrant, Tenant, dated July 3, 2013. (Exhibit 10.1)

21.1	List of subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney for Charles C. Baker, Simon Breakwell, Jeffrey D. Brody, Kevin Krone, Christopher P. Marshall, Tina Sharkey, Carl G. Shepherd and Robert Solomon (see page 59 to this Annual Report on Form 10-K).

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-172783) as declared effective by the Securities and Exchange Commission on June 28, 2011. The number given in parentheses indicates the corresponding exhibit number in such Form S-1.
++	Incorporated by reference to the Current Report on Form 8-K filed by the Company on March 29, 2012. The number given in parentheses indicates the corresponding exhibit number in such Form 8-K.
+++	Incorporated by reference to the Quarterly Report on Form 10-Q filed by the Company on July 31, 2013. The number given in parentheses indicates the corresponding exhibit number in such Form 10-Q.
++++	Incorporated by reference to the Current Report on Form 8-K filed by the Company on March 8, 2013. The number given in parentheses indicates the corresponding exhibit number in such Form 8-K.
+++++	Incorporated by reference to the Current Report on Form 8-K filed by the Company on December 9, 2013. The number given in parentheses indicates the corresponding exhibit number in such Form 8-K.
++++++	Incorporated by reference to the Current Report on Form 8-K filed by the Company on December 13, 2013. The number given in parentheses indicates the corresponding exhibit number in such Form 8-K.
+++++++	Incorporated by reference to the Annual Report on Form 10-K for the period ended December 31, 2011 filed by the Company on March 29, 2012. The number given in parentheses indicates the corresponding exhibit number in such Form 10-K.
*	Management contract, compensatory plan or arrangement.