Form 10-Q
period 2014-03-31
HOMEAWAY INC
filed 2014-04-30
CIK 1366684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date.

Class	Outstanding at April 24, 2014
Common Stock, $0.0001 par value per share	93,512,765

HomeAway, Inc.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

HomeAway, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except for share and per share information)

(unaudited)

	March 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$656,601	$324,608
Short-term investments	113,889	66,798
Accounts receivable, net of allowance for doubtful accounts of $1,094 and $1,038 as of March 31, 2014 and December 31, 2013, respectively	26,097	20,375
Income tax receivable	4,101	3,340
Prepaid expenses and other current assets	8,968	7,702
Restricted cash	800	1,607
Deferred tax assets	8,314	8,146

Total current assets	818,770	432,576
Property and equipment, net	40,304	39,807
Goodwill	528,335	507,611
Intangible assets, net	85,664	80,665
Restricted cash	584	573
Deferred tax assets	1,353	1,120
Other non-current assets	18,459	18,320

Total assets	$1,493,469	$1,080,672

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,627	$3,539
Income tax payable	2,006	1,992
Accrued expenses	56,895	54,625
Deferred revenue	179,614	151,991

Total current liabilities	245,142	212,147
Convertible senior notes, net	303,044	—
Deferred revenue, less current portion	2,845	2,983
Deferred tax liabilities	24,173	24,046
Other non-current liabilities	7,806	7,557

Total liabilities	583,010	246,733

Redeemable noncontrolling interests (see Note 9)	10,302	10,584
Stockholders’ equity
Common stock: $0.0001 par value; 350,000,000 shares authorized; 93,436,772 and 92,361,069 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	9	9
Additional paid-in capital	976,101	908,632
Accumulated other comprehensive loss	(1,857)	(6,747)
Accumulated deficit	(74,096)	(78,539)

Total stockholders’ equity	900,157	823,355

Total liabilities and stockholders’ equity	$1,493,469	$1,080,672

The accompanying notes are an integral part of these financial statements.

HomeAway, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except for per share information)

(unaudited)

	Three Months Ended March 31,
	2014	2013
Revenue:
Listing	$87,332	$66,945
Other	18,350	12,519

Total revenue	105,682	79,464
Costs and expenses:
Cost of revenue (exclusive of amortization shown separately below)	15,937	13,281
Product development	18,313	12,399
Sales and marketing	35,617	26,367
General and administrative	23,626	16,049
Amortization expense	3,274	3,180

Total costs and expenses	96,767	71,276

Operating income	8,915	8,188
Other income (expense):
Interest income	164	243
Other expense, net	(2,535)	(1,591)

Total other income (expense)	(2,371)	(1,348)

Income before income taxes	6,544	6,840
Income tax expense	(2,388)	(1,545)

Net income	4,156	5,295
Less: Net loss attributable to noncontrolling interests	(287)	—

Net income attributable to HomeAway, Inc.	$4,443	$5,295

Net income per share attributable to HomeAway, Inc.:
Basic and diluted	$0.05	$0.06

Weighted average number of shares outstanding:
Basic	92,699	83,940
Diluted	96,295	86,492

The accompanying notes are an integral part of these financial statements.

HomeAway, Inc.

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2014	2013
Net income	$4,156	$5,295
Other comprehensive income (loss):
Foreign currency translation adjustments (net of $0 tax)	5,035	(4,419)
Unrealized loss on short-term investments (net of $0 tax)	(145)	(102)

Total other comprehensive income (loss)	4,890	(4,521)
Less: Comprehensive loss attributable to noncontrolling interests	(287)	—

Comprehensive income attributable to HomeAway, Inc.	$9,333	$774

The accompanying notes are an integral part of these financial statements.

HomeAway, Inc.

Consolidated Statement of Changes in Stockholders’ Equity

(In thousands)

(unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2013	92,361	$9	$908,632	$(6,747)	$(78,539)	$823,355
Issuance of stock under Company plans, net of shares withheld for taxes	1,076	—	13,947	—	—	13,947
Stock-based compensation	—	—	10,221	—	—	10,221
Equity component of convertible note issuance, net	—	—	87,297	—	—	87,297
Purchase of convertible note hedge	—	—	(85,853)	—	—	(85,853)
Sale of warrants	—	—	38,278	—	—	38,278
Excess tax benefits related to employee stock options	—	—	3,579	—	—	3,579
Other comprehensive income	—	—	—	4,890	—	4,890
Net income attributable to HomeAway, Inc.	—	—	—	—	4,443	4,443

Balance at March 31, 2014	93,437	$9	$976,101	$(1,857)	$(74,096)	$900,157

The accompanying notes are an integral part of these financial statements.

HomeAway, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities
Net income	$4,156	$5,295
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,763	3,044
Amortization of intangible assets	3,274	3,180
Amortization of premiums on securities and other	552	801
Stock-based compensation	10,221	7,456
Excess tax benefit from stock-based compensation	(3,579)	(1,358)
Deferred income taxes	(2,963)	(1,218)
Net realized/unrealized foreign exchange (gain) loss	1,758	(16)
Realized loss on foreign currency forwards	616	1,259
Changes in operating assets and liabilities, net of assets and liabilities assumed in business combinations:
Accounts receivable	(5,409)	(1,880)
Income tax receivable	(737)	(347)
Prepaid expenses and other assets	(1,094)	(1,378)
Accounts payable	2,811	(258)
Accrued expenses	(3,982)	(406)
Income tax payable	3,576	(4)
Deferred revenue	26,763	22,300
Other non-current liabilities	243	1,011

Net cash provided by operating activities	39,969	37,481

Cash flows from investing activities
Acquisition of businesses, net of cash acquired	(16,766)	—
Change in restricted cash	815	(247)
Purchases of intangibles and other assets	(193)	(30)
Purchases of non-marketable equity investment	—	(3,667)
Purchases of short-term investments	(50,560)	(62,713)
Proceeds from maturities and redemptions of marketable securities	2,787	15,000
Net settlement of foreign currency forwards	(616)	(1,259)
Purchases of property and equipment	(4,818)	(5,505)

Net cash used in investing activities	(69,351)	(58,421)

Cash flows from financing activities
Proceeds from borrowings on convertible senior notes, net	391,431	—
Proceeds from issuance of warrants	38,278	—
Purchase of convertible note hedge	(85,853)	—
Other financing activities	(919)	—
Proceeds from exercise of options to purchase common stock	13,947	19,539
Excess tax benefit from stock-based compensation	3,579	1,358

Net cash provided by financing activities	360,463	20,897

Effect of exchange rate changes on cash	912	(2,189)

Net increase (decrease) in cash and cash equivalents	331,993	(2,232)
Cash and cash equivalents at beginning of period	324,608	189,478

Cash and cash equivalents at end of period	$656,601	$187,246

Cash paid for taxes	$1,870	$1,795

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of HomeAway, Inc. and all of its wholly and majority owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, for interim financial reporting and applicable quarterly reporting regulations of the Securities and Exchange Commission, or the SEC. All significant intercompany transactions and balances have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying interim unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting of normal recurring adjustments and those items discussed in these Notes, necessary for a fair presentation of the Company’s financial position, as of March 31, 2014, the results of operations for the three months ended March 31, 2014 and March 31, 2013, the comprehensive income for the three months ended March 31, 2014 and March 31, 2013, the cash flows for the three months ended March 31, 2014 and March 31, 2013, and the changes in stockholders’ equity for the three months ended March 31, 2014. Certain information and disclosures normally included in the notes to the annual financial statements prepared in accordance with GAAP have been omitted from these interim condensed consolidated financial statements pursuant to the rules and regulations of the SEC. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2013. Operating results for this interim period are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or for any other period.

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

Fair Value of Financial Instruments

Fair value is defined as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To increase the comparability of fair value measures, the following hierarchy prioritizes the inputs to valuation methodologies used to measure fair value:

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

Money Market Funds and Short-Term Investments

The Company’s cash equivalents, restricted cash and short-term investments classified as Level 1 are valued using quoted prices generated by market transactions involving identical assets. Short-term investments classified as Level 2 are valued using non-binding market consensus prices that are corroborated with observable market data; quoted market prices for similar instruments in active markets; or pricing models, such as a discounted cash flow model, with all significant inputs derived from or corroborated with observable market data. The Company did not hold any cash equivalents, restricted cash or short-term investments categorized as Level 3 as of March 31, 2014 or December 31, 2013.

Short-term investments include certificates of deposit, corporate bonds, U.S. government agency bonds and municipal bonds and are classified as available-for-sale and reported at fair value using the specific identification method. Unrealized gains and losses are excluded from earnings and reported as a component of other comprehensive income (loss), net of related estimated tax provisions or benefits. Additionally, the Company periodically assesses whether an other than temporary impairment loss on investments has occurred due to declines in fair value or other market conditions. Declines in fair value that are considered other than temporary are recorded as an impairment in the consolidated statement of operations. The Company did not record any impairments of its investments for any of the periods presented.

The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued liabilities and deferred revenue approximate fair value because of the relatively short maturity of these instruments.

The following table summarizes the basis used to measure certain financial assets at fair value on a recurring basis in the Company’s consolidated balance sheets at March 31, 2014 (in thousands):

	Balance as of March 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents
Money market funds	$46,801	$46,801	$—	$—

Total cash equivalents	46,801	46,801	—	—
Restricted cash
Money market funds	770	770	—	—

Total restricted cash	770	770	—	—
Short-term investments
Certificates of deposit	2,053	—	2,053	—
Corporate bonds	75,903	—	75,903	—
Municipal bonds	35,933	—	35,933	—

Total short-term investments	113,889	—	113,889	—

Total financial assets	$161,460	$47,571	$113,889	$—

The following table summarizes the basis used to measure certain financial assets at fair value on a recurring basis in the Company’s consolidated balance sheets at December 31, 2013 (in thousands):

	Balance as of December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents
Money market funds	$26,451	$26,451	$—	$—

Total cash equivalents	26,451	26,451	—	—
Restricted cash
Money market funds	758	758	—	—

Total restricted cash	758	758	—	—
Short-term investments
Certificates of deposit	2,054	—	2,054	—
Corporate bonds	33,257	—	33,257	—
Municipal bonds	31,487	—	31,487	—

Total short-term investments	66,798	—	66,798	—

Total financial assets	$94,007	$27,209	$66,798	$—

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

Cash and Cash Equivalents

Cash and cash equivalents include investments in money market funds and certificates of deposit that are readily convertible into cash. Cash and cash equivalents are stated at cost, which approximates fair value. The Company considers all highly liquid investments purchased with an original maturity date of three months or less to be cash equivalents. Cash and cash equivalents consisted of the following at March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014	December 31, 2013
Demand deposit accounts	$609,800	$298,157
Money market funds	46,801	26,451

Total	$656,601	$324,608

Restricted Cash

Restricted cash of $1,384,000 and $2,180,000 at March 31, 2014 and December 31, 2013, respectively, was held in accounts owned by the Company in conjunction with property license requirements, leased office space and to secure credit card availability and reimbursable direct debits due from the Company.

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

Cash flows from purchases, sales and maturities of available-for-sale securities are classified as cash flows from investing activities and reported gross, including any related premiums or discounts. Premiums related to purchases of available-for-sale securities were $1,740,000 and $4,048,000 during the three months ended March 31, 2014 and 2013, respectively. Fair values are based on quoted market prices. Short-term investments consisted of the following at March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014
	Gross Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Certificates of deposit	$2,055	$—	$(2)	$2,053
Corporate bonds	76,062	35	(194)	75,903
Municipal bonds	35,935	33	(35)	35,933

Total short-term investments	$114,052	$68	$(231)	$113,889

	December 31, 2013
	Gross Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Certificates of deposit	$2,055	$—	$(1)	$2,054
Corporate bonds	33,274	33	(50)	33,257
Municipal bonds	31,486	16	(15)	31,487

Total short-term investments	$66,815	$49	$(66)	$66,798

For fixed income securities that have unrealized losses as of March 31, 2014, the Company does not intend to sell any of these investments and it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. The Company has evaluated these fixed income securities and determined that no credit losses exist. Accordingly, the Company has determined that the unrealized losses on fixed income securities as of March 31, 2014 are temporary in nature.

The following table summarizes the contractual underlying maturities of the Company’s short-term investments at March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014
	Less than 12 Months	12 Months or Greater	Total
Certificates of deposit	$1,499	$554	$2,053
Corporate bonds	10,834	65,069	75,903
Municipal bonds	7,746	28,187	35,933

Total short-term investments	$20,079	$93,810	$113,889

	December 31, 2013
	Less than 12 Months	12 Months or Greater	Total
Certificates of deposit	$500	$1,554	$2,054
Corporate bonds	11,164	22,093	33,257
Municipal bonds	3,031	28,456	31,487

Total short-term investments	$14,695	$52,103	$66,798

Non-marketable Cost Investment

During the years ended December 31, 2013 and 2012, the Company purchased a non-controlling equity interest in a privately-held company in China. As of March 31, 2014, the total carrying value of the Company’s investment in the privately-held company was $10,113,000. The Company’s investment in the privately-held company is reported using the cost method of accounting or marked down to fair value when an event or circumstance indicates an other-than-temporary decline in value has occurred. It was not practicable to estimate the fair value of this asset as of March 31, 2014. No event or circumstance indicating an other-than-temporary decline in value of the Company’s interest in the non-marketable cost investment was identified. This investment is recorded in other non-current assets on the consolidated balance sheets.

Accounts Receivable

Accounts receivable are primarily generated from three sources. Amounts due from credit card merchants who process the Company’s credit card sales from property listings and remit the proceeds to the Company are the primary source of accounts receivable. Accounts receivable are also generated from Internet display advertising amounts due in the ordinary course of business as well as amounts due to the Company for property listings, other products purchased on account or amounts due from partners. Accounts receivable from Internet display advertising revenue and products purchased on account are recorded at the invoiced amount and are non-interest bearing. Accounts receivable outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance for doubtful accounts by estimating losses on receivables based on known troubled accounts and historical experiences of losses incurred.

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

The Company capitalizes certain internally developed software and website development costs. These capitalized costs were approximately $32,345,000 and $30,523,000 at March 31, 2014 and December 31, 2013, respectively, and are included in property and equipment, net, in the consolidated balance sheets. Internally developed software costs are generally depreciated over five years.

The Company recorded depreciation expense on internally developed software and website development costs as follows for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
Depreciation expense on internally developed software and website development costs	$1,294	$732

Goodwill and Intangible Assets

Goodwill arises from business combinations and is measured as the excess of the purchase consideration over the sum of the acquisition-date fair values of tangible and identifiable intangible assets acquired, less any liabilities assumed. While the Company uses the best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, the Company’s estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, adjustments to the assets acquired and liabilities assumed are recorded with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the consolidated statements of operations.

Goodwill and intangible assets deemed to have indefinite useful lives, such as certain trade names, are not amortized. Tests for impairment of goodwill and indefinite-lived intangible assets are performed on an annual basis or when events or circumstances indicate that the carrying amount may not be recoverable.

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

The Company earns commission revenue for reservations made online through its websites, which is calculated as a percentage of the value of the reservation. This revenue is earned as the services are performed or as the customers’ refund privileges lapse and is included in listing revenue in the consolidated statement of operations.

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

The following table summarizes the excess tax benefit that the Company recorded for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
Excess tax benefit from stock-based compensation	$3,579	$1,358

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

The following table summarizes the foreign exchange loss that the Company recorded for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
Foreign exchange loss	$(2,526)	$(1,535)

Derivative Financial Instruments

As a result of the Company’s international operations, it is exposed to various market risks that may affect its consolidated results of operations, cash flows and financial position. These market risks include, but are not limited to, fluctuations in currency exchange rates. The Company’s primary foreign currency exposures are in Euros, British Pound Sterling and Australian Dollars. As a result, the Company faces exposure to adverse movements in currency exchange rates as the financial results of its operations are translated from local currency into U.S. dollars upon consolidation. Additionally, foreign exchange rate fluctuations on transactions denominated in currencies other than the functional currency result in gains and losses that are reflected in other income (expense) in the Company’s consolidated statements of operations.

The Company may enter into derivative instruments to hedge certain net exposures of nonfunctional currency denominated assets and liabilities, primarily related to intercompany loans, even though it does not elect to apply hedge accounting or hedge accounting does not apply. Gains and losses resulting from a change in fair value for these derivatives are reflected in the period in which the change occurs and are recognized on the consolidated statement of operations in other income (expense). Cash flows from these contracts are classified within cash flows from investing activities on the consolidated statements of cash flows.

The Company does not use financial instruments for trading or speculative purposes. The Company recognizes all derivative instruments on the balance sheet at fair value and its derivative instruments are generally short-term in duration. The Company is exposed to the risk that counterparties to derivative contracts may fail to meet their contractual obligations.

The following tables show the fair value and notional principal amounts of our outstanding or unsettled derivative instruments that are not designated as hedging instruments at March 31, 2014 and December 31, 2013 (in thousands). In addition to the notional amounts listed below, the Company also had $275,000,000 of derivatives entered into on March 31, 2014 that had a fair value of zero on March 31, 2014.

	Balance Sheet Caption	March 31, 2014
		Significant Other Observable Inputs (Level 2)	U.S. Dollar Notional
Foreign exchange-forward contracts (current)	Prepaid expenses and other current assets	$48	$6,983
Foreign exchange-forward contracts (current)	Accrued expenses	(7,380)	268,670

	Total	$(7,332)	$275,653

	Balance Sheet Caption	December 31, 2013
		Significant Other Observable Inputs (Level 2)	U.S. Dollar Notional
Foreign exchange-forward contracts (current)	Prepaid expenses and other current assets	$363	$20,520
Foreign exchange-forward contracts (current)	Accrued expenses	(979)	84,292

	Total	$(616)	$104,812

Net Income Per Share Attributable to HomeAway, Inc.

Basic net income per share is computed by dividing net income attributable to HomeAway, Inc. by the weighted average number of common shares outstanding during the period. Diluted income per share is computed by dividing net income attributable to

HomeAway, Inc. by the weighted average common shares outstanding plus potentially dilutive common shares. The dilutive effect of outstanding options and awards is reflected in diluted earnings per share by application of the treasury stock method.

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

Comprehensive Income (Loss) Attributable to HomeAway, Inc.

Comprehensive income (loss) attributable to HomeAway, Inc. consists of net income (loss), cumulative foreign currency translation adjustments, unrealized gain (loss) on available-for-sale securities and comprehensive income (loss) attributable to noncontrolling interests.

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued amended guidance for reporting discontinued operations and disposals of components of an entity. The amended guidance requires that a disposal representing a strategic shift that has or will have a major effect on an entity’s financial results, or a business activity classified as held for sale, should be reported as discontinued operations. This new guidance also expands the disclosure requirements for discontinued operations and adds new disclosures for individually significant dispositions that do not qualify as discontinued operations. The amendments are effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2014. Early adoption is permitted only for disposals that have not been previously reported. This guidance is not expected to have a material impact on our consolidated financial position or results of operations.

3. Business Combinations

Glad to Have You, Inc.

In March 2014, the Company acquired Glad to Have You, Inc. (“Glad To Have You”), a United States company that is the creator of a mobile guest management solution for the vacation rental industry, for cash consideration of approximately $16,791,000. The direct acquisition costs incurred by the Company were not significant to the Company’s operating results, and all such costs were expensed as incurred and included in general and administrative expenses in the consolidated statement of operations.

Of the total consideration paid, $250,000 of the cash consideration was deposited in escrow as security for the benefit of the Company against breaches of representations and warranties, covenants and certain other expressly enumerated matters by the sellers. The escrow funds not used to satisfy such seller obligations will be released to the sellers two business days following the first anniversary date of the acquisition. In addition, $250,000 of the total cash consideration was deposited in escrow as security and pending final net working capital related purchase price adjustments. These amounts are expected to be paid within 120 days after acquisition.

The acquired goodwill primarily represents synergies associated with adding Glad To Have You’s mobile applications to the Company’s marketplace of websites to provide property owners and managers with an additional way to manage and communicate with guests during their stay. Goodwill is not deductible for tax purposes. The acquired trade name has an estimated useful life of 10 years from the date of acquisition, the developed technology has an estimated useful life of 5 years from the date of acquisition and the customer relationships have an estimated useful life of 10 years from the date of acquisition. Non-compete agreements have an estimated useful life of 3 years. The total weighted average amortization period for the intangibles acquired is 7 years.

The results of Glad To Have You have been included in the Company’s consolidated results since the acquisition date in March 2014. Pro forma results of operations related to this acquisition have not been presented since Glad To Have You’s operating results up to the date of acquisition were not material to the Company’s consolidated financial statements.

The following table summarizes the Company’s acquisition during the three months ended March 31, 2014, with amounts shown below as fair values at the acquisition date (in thousands):

Glad to Have You, Inc.
Net tangible assets (liabilities) acquired
Cash	$25
Deferred revenue	(65)
Other	17

Total net tangible assets (liabilities) acquired	(23)
Deferred tax liabilities	(1,653)
Trade name	1,177
Developed technology	3,760
Customer relationships	1,643
Goodwill	11,647
Non-competition agreements	240

Purchase price	16,791
Less: Cash acquired	(25)

Net purchase price	$16,766

Tangible net assets (liabilities) were valued at their respective carrying amounts, which the Company believes approximate their current fair values at the respective acquisition dates.

The valuation of identifiable intangible assets acquired reflects management’s estimates based on, among other factors, use of established valuation methods. The value of the acquired trade names was determined using a relief from royalty method. Developed technology was valued on a combination of the income and market approach. Customer relationships were valued by projecting the estimated cash flow from the Company’s existing customer relationships. Non-competition agreements have been valued based on the present value of estimated future cash flows with and without this asset. Identifiable intangible assets with definite lives are amortized over the period of estimated benefit using the straight-line method and the estimated useful lives of three to ten years. The straight-line method of amortization represents the Company’s best estimate of the distribution of the economic value of the identifiable intangible assets. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired.

Stayz

In December 2013, the Company acquired 100% of the outstanding stock of Stayz Pty Limited (“Stayz”), the leading online vacation rental marketplace in Australia, for total consideration of approximately $197,820,000. Consideration included $196,739,000 in cash paid directly to the sellers and $1,081,000 remaining due to the sellers based on completed working capital purchase price adjustments pursuant to the purchase agreement. The Company incurred approximately $3,802,000 in direct acquisition costs, all of which were expensed as incurred, and are included in general and administrative expenses in the consolidated statement of operations. The Company also entered into certain transitional service agreements with the prior owners of Stayz to have accounting, infrastructure and support services provided to the Company for a defined period of time in 2014. Amounts paid for these services are recorded as incurred and are included in the Company’s consolidated results as general and administrative expenses.

The fair value of assets acquired and liabilities assumed was based on a preliminary valuation and our estimates and assumptions are subject to change within the measurement period. The primary areas of the purchase price that are not yet finalized are related certain income taxes and residual goodwill.

The following unaudited pro forma supplemental information presents an aggregated summary of the results of operations of the Company for the three months ended March 31, 2013 and the year ended December 31, 2013, assuming the completion of the 2013 acquisition of Stayz occurred on January 1, 2012 (in thousands).

The unaudited pro forma supplemental information is based on estimates and assumptions that the Company believes are reasonable. Accordingly, the Company adjusted the pro forma results for quantifiable items such as direct acquisition costs, amortization of acquired intangible assets and the estimated tax provision of the pro form combined results. Further, the Company has revised the pro forma revenue and net income for the year ended December 31, 2013 by a decrease of $1.9 million and $1.3 million, respectively, based on adjustments of certain estimates, as the Company obtained additional information about the facts and circumstances that existed as of the acquisition date. The average foreign exchange rate during each of the presented years was used in preparing the supplemental information. The unaudited pro forma supplemental information prepared by the Company is not necessarily indicative of the results expected in future periods or the results that actually would have been realized had the acquired business and the Company been a combined company during the specified periods.

	Three Months Ended March 31, 2013	Year Ended December 31, 2013
Pro forma total revenue	$87,359	$370,620
Pro forma net income	6,964	28,687

4. Goodwill and Other Intangible Assets

Goodwill

Changes in the Company’s goodwill balance for the year ended December 31, 2013 and the three months ended March 31, 2014 are summarized in the table below (in thousands):

Balance at December 31, 2012	$312,412
Acquired in business combinations	198,124
Foreign currency translation adjustment	(2,925)

Balance at December 31, 2013	507,611
Acquired in business combinations	11,647
Foreign currency translation adjustment	8,511
Post-acquisition goodwill adjustment for the Stayz acquisition	566

Balance at March 31, 2014	$528,335

Pursuant to our goodwill and intangible assets accounting policy, we record goodwill adjustments for the effect on goodwill of changes to net assets and liabilities acquired during the measurement period (up to one year from the date of an acquisition). The goodwill arising from the Stayz acquisition was increased by $566,000 up to $178,343,000 due to changes in fair value estimates derived from additional information gained during the measurement period. Goodwill adjustments were not significant to our previously reported operating results or financial position. Therefore, the Company elected not to retrospectively adjust the acquisition date accounting and instead recorded the adjustment in the first quarter of 2014.

Intangible Assets

The Company’s intangible assets, excluding goodwill, consist of intangible assets acquired primarily in business combinations and were recorded at their estimated fair values on the date of acquisition. The finite-lived intangible assets that are being amortized are summarized in the table below (in thousands):

		March 31, 2014			December 31, 2013
	Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade names and trademarks	10	$31,768	$(5,864)	$25,904	$30,066	$(5,050)	$25,016
Developed technology	2-8	35,404	(24,441)	10,963	31,513	(23,646)	7,867
Customer relationships	6-14	83,106	(43,360)	39,746	80,510	(41,739)	38,771
Noncompete agreements and domain names	2-5	5,478	(3,456)	2,022	5,163	(3,181)	1,982

Total		$155,756	$(77,121)	$78,635	$147,252	$(73,616)	$73,636

Amortization of noncompete agreements is recorded over the term of the agreements.

The following table summarizes the amortization expense that the Company recorded for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
Amortization expense	$3,274	$3,180

The Company has the following indefinite-lived intangible assets recorded in its consolidated balance sheet as of March 31, 2014 and December 31, 2013, respectively (in thousands):

	March 31, 2014	December 31, 2013
Trademarks, trade names and other	$7,029	$7,029

5. Accrued Expenses

The Company’s accrued expenses are comprised of the following at March 31, 2014, and December 31, 2013 (in thousands):

	March 31, 2014	December 31, 2013
Compensation and related benefits	$15,430	$21,700
Gift cards	5,546	6,090
Contracting, consulting and professional fees	2,616	4,494
Taxes	7,698	3,425
Advertising	5,914	3,197
Foreign exchange – forward contracts	7,380	979
Traveler guarantee liability	1,431	956
Other	10,880	13,784

Total	$56,895	$54,625

6. Convertible Senior Notes

Convertible Senior Notes

(In thousands)	Par Value	Equity Component Recorded at Issuance		Liability Component of Par Value as of
				March 31, 2014	December 31, 2013
0.125% Convertible Senior Notes due April 1, 2019	$402,500	$90,887	(1)	$303,044	$—

(1)	This amount represents the equity component recorded at the initial issuance of the 0.125% convertible senior notes.

In March 2014, the Company issued at par value $402.5 million of 0.125% convertible senior notes (the “Notes”) due April 1, 2019, unless earlier purchased by the Company or converted. Interest is payable semi-annually, in arrears on April 1 and October 1 of each year commencing October 1, 2014.

The Notes are governed by an indenture between the Company, as issuer, and U.S. Bank National Association, as trustee. The Notes are unsecured and do not contain any financial covenants or any restrictions on the payment of dividends, the incurrence of senior debt or other indebtedness, or the issuance or repurchase of securities by the Company.

If converted, holders will receive cash and/or shares of the Company’s common stock, at the Company’s election. The Company’s intent is to settle the principal amount of the Notes in cash upon conversion. As a result, upon conversion of the Notes, only the amounts payable in excess of the principal amounts of the Notes are considered in diluted earnings per share under the treasury stock method.

	Conversion Rate per $1,000 Par Value	Initial Conversion Price per Share	Free Convertibility Date
0.125% Senior Notes	19.1703	$52.16	October 1, 2018

Throughout the term of the Notes, the conversion rate may be adjusted upon the occurrence of certain events as described in the indenture governing the Notes. Holders of the Notes will not receive any cash payment representing accrued and unpaid interest upon conversion of a Note. Accrued but unpaid interest will be deemed to be paid in full upon conversion rather than cancelled, extinguished or forfeited. Holders may convert their Notes under the following circumstances:

•	during any calendar quarter commencing after June 30, 2014, if, for at least 20 trading days during the 30 consecutive trading day period ending on the last trading day of the immediately preceding calendar quarter, the last reported sales price of the Company’s common stock for such trading day is greater than or equal to 130% of the applicable conversion price for the Notes on each applicable trading day;

•	during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of the Notes is less than 98% of the product of the sale price of the Company’s common stock and the conversion rate;

•	upon the occurrence of specified corporate transactions described under the indenture governing the Notes, such as a consolidation, merger or binding share exchange; or

•	at any time on or after October 1, 2018.

Holders of the Notes have the right to require the Company to purchase with cash all or a portion of the Notes upon the occurrence of a fundamental change, such as a change of control, at a purchase price equal to 100% of the principal amount of the Notes plus accrued and unpaid interest. Following certain corporate transactions that constitute a fundamental change, the Company will increase the conversion rate for a holder who elects to convert the Notes in connection with such make-whole fundamental change.

In accounting for the issuance of the Notes, the Company separated the Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the Notes as a whole. The excess of the principal amount of the liability component over its carrying amount (“debt discount”) is amortized to interest expense over the term of the Notes. The equity component is not remeasured as long as it continues to meet the conditions for equity classification.

In accounting for the transaction costs related to the Note issuance, the Company allocated the total amount incurred to the liability and equity components based on their relative values. Transaction costs attributable to the liability component are being amortized to expense over the term of the Notes, and transaction costs attributable to the equity component were netted with the equity component in stockholders’ equity. Additionally, the Company recorded a deferred tax liability of $0.8 million in connection with the Notes.

The Notes consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Liability component :
Principal:
0.125% Senior Notes	$402,500	$—
Less: debt discount, net
0.125% Senior Notes	(99,456)	—

Net carrying amount	$303,044	$—

The Notes are included in the consolidated balance sheets within convertible senior notes, net (which is classified as a noncurrent liability) and is amortized over the life of the Notes using the effective interest rate method.

The total estimated fair value of the Company’s Notes at March 31, 2014 was $311.6 million. The fair value of the Notes was determined based on inputs that are observable in the market (Level 2).

Based on the closing price of the Company’s common stock of $37.67 on March 31, 2014, the if-converted value of the Notes was less than their principal amount.

Note Hedges

To minimize the impact of potential economic dilution upon conversion of the Notes, the Company entered into convertible note hedge transactions with respect to its common stock (the “Note Hedges”).

	Date	Purchase (in thousands)	Shares underlying Note Hedges
Note Hedges	March 2014	$85,853	7,716,049

The Note Hedges cover shares of the Company’s common stock at a strike price that corresponds to the initial conversion price of the respective Notes, also subject to adjustment, and are exercisable upon conversion of the Notes. The Note Hedges will expire upon the maturity of the Notes. The Note Hedges are intended to reduce the potential economic dilution upon conversion of the Notes in the event that the market value per share of the Company’s common stock, as measured under the Notes, at the time of exercise is greater than the conversion price of the Notes. The Note Hedges are separate transactions and are not part of the terms of the Notes. Holders of the Notes will not have any rights with respect to the Note Hedges.

Warrants

	Date	Proceeds (in thousands)	Shares	Strike Price
Warrants	March 2014	$38,278	7,716,049	$81.14

Separately, in March 2014, the Company also entered into warrant transactions (the “Warrants”), whereby the Company sold warrants to acquire, subject to anti-dilution adjustments, shares of the Company’s common stock at $81.14 per share. The Warrants have a term of five years from the date of issuance. If the average market value per share of the Company’s common stock for the reporting period, as measured under the Warrants, exceeds the strike price of the Warrants, the Warrants would have a dilutive effect on the Company’s earnings per share if the Company reports net income for fiscal 2014. The Warrants were anti-dilutive for the period ending March 31, 2014. The Warrants are separate transactions, entered into by the Company and are not part of the terms of the Notes or Note Hedges. Holders of the Notes will not have any rights with respect to the Warrants.

7. Commitments and Contingencies

Leases

The Company leases its facilities and certain office equipment under noncancellable operating leases.

The following table summarizes the total rental expense that the Company recorded for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
Rental expense	$1,440	$1,231

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

Expected future claims for traveler guarantees, which are presented as a current liability in the Company’s consolidated balance sheets, and changes for the guarantees are as follows (in thousands):

Traveler guarantee liability at December 31, 2012	$566
Costs accrued for new vacation rentals	2,230
Guarantee obligations honored	(1,840)

Traveler guarantee liability at December 31, 2013	$956
Costs accrued for new vacation rentals	1,114
Guarantee obligations honored	(639)

Traveler guarantee liability at March 31, 2014	$1,431

The Company maintains a guarantee of £5,000,000 (approximately $8,339,000 as of March 31, 2014) in favor of a bank in the United Kingdom for extending credit to the Company in connection with the wholly owned United Kingdom subsidiary’s business of collecting its subscription revenue in advance via credit card payments.

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

8. Stock-Based Compensation

During the three months ended March 31, 2014, the Company issued an aggregate of 119,088 restricted stock units under its 2011 Equity Incentive Plan, or 2011 Plan, for an aggregate fair value of $5,069,000. Additionally, the Company issued an aggregate of 58,571 options to purchase common stock under the 2011 Plan for an aggregate fair value of $977,000.

The following table summarizes the total stock-based compensation expense that the Company recorded for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
Cost of revenue	$701	$845
Product development	2,714	1,727
Sales and marketing	2,172	1,608
General and administrative	4,634	3,276

Total	$10,221	$7,456

9. Redeemable Noncontrolling Interests

During the year ended December 31, 2013, the Company acquired 68.5% of the outstanding stock of travelmob Pte. Ltd. and 55% of the outstanding stock of Bookabach Limited. The redeemable noncontrolling interests are reported on the Consolidated Balance Sheets in mezzanine equity in “Redeemable noncontrolling interests.”

Changes in the Company’s redeemable noncontrolling interests for the year ended December 31, 2013 and the three months ended March 31, 2014 are summarized in the table below (in thousands):

Balance at December 31, 2012	$—
Fair value at acquisition	10,966
Net loss attributable to noncontrolling interests	(395)
Currency translation adjustments	13

Balance at December 31, 2013	$10,584
Net loss attributable to noncontrolling interests	(287)
Currency translation adjustments	5

Balance at March 31, 2014	$10,302

10. Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consists of the following at March 31, 2014 and December 31, 2013, respectively (in thousands):

	March 31, 2014	December 31, 2013
Foreign currency translation	$(1,693)	$(6,728)
Unrealized gains (losses) on short-term investments	(164)	(19)

Total	$(1,857)	$(6,747)

11. Income Taxes

The following table summarizes the total income tax expense that the Company recorded, and the related effective tax rate, for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
Income tax expense	$2,388	$1,545
Effective tax rate	36.5%	22.6%

At March 31, 2014, the Company’s effective tax rate estimate for the year ended December 31, 2014 differed from the statutory rate primarily due to the non-deductible stock compensation charges, state taxes, the effect of different statutory tax rates in foreign jurisdictions and a Subpart F inclusion and associated foreign tax credit, which is partially offset by the benefit of disqualifying dispositions of incentive stock options. At March 31, 2013, the Company’s effective tax rate estimate for the year ended December 31, 2013 differed from the statutory rate primarily due to the benefit of disqualifying dispositions of incentive stock options, which is partially offset by non-deductible stock compensation charges, state taxes, the effect of different statutory tax rates in foreign jurisdictions and the federal research and experimentation tax credit.

12. Net Income Per Share Attributable to HomeAway, Inc.

The following table sets forth the computation of basic and diluted net income per share of common stock (in thousands, except per share amounts):

	Three Months Ended March 31,
	2014	2013
Numerator
Net income attributable to HomeAway, Inc.	$4,443	$5,295

Denominator
Weighted average common shares outstanding-basic	92,699	83,940
Dilutive effect of stock options, warrants and restricted stock units	3,596	2,552

Weighted average common shares outstanding-diluted	96,295	86,492

Net income per share – basic and diluted	$0.05	$0.06

The following common equivalent shares were excluded from the calculation of net income per share as their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2014	2013
Stock options	301	2,990
Restricted stock units	18	61
Warrants	7,716	—

Total common equivalent shares excluded	8,035	3,051

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

The following discussion should be read in conjunction with our interim condensed consolidated financial statements contained elsewhere in this quarterly report on Form 10-Q and in our other Securities and Exchange Commission, or SEC, filings including our Annual Report on Form 10-K for the year ended December 31, 2013 and subsequent reports on Form 8-K, which discuss our business in greater detail.

Overview

We operate the world’s largest online marketplace for the vacation rental industry. Our marketplace brings together millions of travelers seeking vacation rentals online with hundreds of thousands of property owners and managers of vacation rental properties located in 190 countries around the world. Our portfolio includes leading vacation rental websites in the United States, the United Kingdom, Germany, France, Spain, Brazil, Australia, Singapore and New Zealand. During the three months ended March 31, 2014, according to our internal metrics, our websites attracted approximately 245 million website visits, and as of March 31, 2014, our global marketplace included approximately 952,000 paid listings.

In the first quarter of 2014, consistent with our stated strategy, we focused our efforts on providing the largest selection of properties to travelers and the most qualified inquiries and bookings to property owners and managers. We added over 209,000 paid listings, net of non-renewals, to our network from March 31, 2013 to March 31, 2014, representing a 28.2% growth rate over the comparable prior year period.

Historically, property owners and managers have paid us to list on our marketplace by paying for a subscription that generally is for an annual period. Our listing business, which is made up largely of subscription listings, comprises the majority of our revenues at 82.6% and 84.2% for the three months ended March 31, 2014 and March 31, 2013, respectively. We continued to improve monetization of our paid listing base from pricing and product changes through continued adoption of our tiered pricing structure, where available, and from an increase in purchases by property owners and managers of bundled listings products. This improved monetization can be seen in the increase of our average revenue per subscription listing from $394 in the three months ended March 31, 2013 to $442 in the three months ended March 31, 2014. Excluding the impact of foreign exchange rates, average revenue per subscription listing increased by 10.7% in the three months ended March 31, 2014 compared to the three months ended March 31, 2013. Tiered pricing allows property owners and managers with paid subscriptions to improve their position in search results by purchasing a higher subscription level or tier. We believe property owners and managers increasingly will elect to purchase higher tiers, which would increase average revenue per subscription listing in future periods. At the same time, by keeping base prices low, we believe the number of paid listings can continue to grow. Although we plan to launch tiered pricing on our other websites as well, we may use different strategies as we enter new markets and geographies or attempt to further penetrate the professional property manager market which could result in lower average revenue per listing.

Enablement of e-commerce on our websites has been and will continue to be a focus for our Company. In the first quarter of 2014, we continued to see adoption of our online payments platform, called ReservationManager™, which is currently available on HomeAway.com and VRBO.com in the United States, HomeAway.co.uk in the United Kingdom, Abritel.fr in France and HomeAway.de in Germany. ReservationManager enables property owners and managers to respond to and manage inquiries, prepare and send rental quotes and payment invoices; allows travelers to book online, including the ability to enter into rental agreements online; and process online payments via credit card or eCheck. Additionally in some countries, through ReservationManager, property owners and managers can make value-added products available for purchase. We believe that adoption and increased use of our payments platform over time will allow us to earn more revenue from ancillary products while providing a more secure and efficient payment mechanism for travelers. We plan to introduce new products and services for travelers, property owners and managers, which we believe will provide further opportunities to generate revenue through our marketplace.

We believe that bringing travelers to our online marketplace is necessary to attract and retain vacation rental owners and managers. It is also critical for us to increase the rate at which travelers book vacation rentals with our property owners and managers. To meet these challenges, which are even more important with the increase in performance-based listings, we are focused on a combination of marketing tactics, including pay-per-click advertising, search engine optimization, and display advertising, with a goal of driving more travelers and bookings to our websites as well as increasing the exposure of the vacation rental category. We are also investing in product enhancements to make it easier for travelers visiting our websites to search and find the right property, to inquire and to book their stay. Online booking enables travelers to reserve a vacation rental directly on any of our listing websites that utilize our platform, rather than requiring correspondence with a property owner or manager to reserve a vacation rental.

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

Key financial highlights for the three months ended March 31, 2014 include the following:

•	Total revenue was $105.7 million compared to $79.5 million in the first quarter of 2013, or an increase of 33.0%;

•	Percentage of total revenue from outside the United States was 42.5% in the first quarter, compared to 37.6% in the first quarter of 2013, and in the three months ended March 31, 2014 included 33.3% from Europe and 9.2% from Australia, Brazil and the Asia Pacific region;

•	Listing revenue was $87.3 million compared to $66.9 million in the first quarter of 2013 and contributed 82.6% of total revenue compared to 84.2% in the first quarter of 2013;

•	Net income attributable to HomeAway, Inc. was $4.4 million compared to $5.3 million in the first quarter of 2013, or a decrease of 16.1%;

•	Cash from operating activities was $40.0 million compared to $37.5 million in the first quarter of 2013, or an increase of 6.6%, which includes a negative impact from an excess tax benefit as a result of stock-based compensation of $3.6 million compared to $1.4 million in the first quarter of 2013;

•	Adjusted EBITDA was $26.2 million compared to $21.8 million in the first quarter of 2013, or an increase of 19.9%; as a percentage of revenue, Adjusted EBITDA was 24.8%, a decrease of approximately 260 basis points from 27.4% in the first quarter of 2013; excluding certain one-time expenses related to a reserve for operating taxes outside the United States, Adjusted EBITDA would have decreased by 90 basis points year-over-year;

•	Free cash flow was $38.7 million compared to $33.3 million in the first quarter of 2013, or an increase of 16.2%; on a trailing twelve month basis, free cash flow increased 8.8% to $98.4 million from $90.4 million in the comparable trailing twelve month period for the prior year;

•	Non-GAAP net income was $13.2 million, or $0.14 per diluted share, compared to non-GAAP net income of $12.2 million, or $0.14 per diluted share, in the first quarter of 2013; and

•	Cash, cash equivalents and short-term investments as of March 31, 2014 were $770.5 million.

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

Acquisitions

Since our inception, we have acquired 22 businesses as part of our growth strategy. Each of these acquisitions has been accounted for using the acquisition method of accounting. Accordingly, the financial statements for these businesses have been included in our consolidated financial results since the applicable acquisition dates. The most recent acquisition was in March 2014, when we acquired Glad to Have You, Inc. Glad to Have You is the creator of a mobile guest management solution that is designed for property managers and homeowners to improve the way they manage and communicate with guests during their vacation rental stay. This acquisition will enhance our travelers’ experience of a vacation rental stay.

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

Expenses

Our expenses are primarily composed of salaries and related expenses, marketing and professional fees. Our expenses from year to year may fluctuate due to timing of specific events or projects. We will continue to increase expenses across the organization on an annual basis to support our growth and expect our cost of revenue to grow in absolute dollars but remain consistent as a percentage of revenue in 2014. We expect to incur higher expenses for product development as we record a full year impact of personnel hired in 2013 and as we hire additional personnel to develop new features and products and expect product development expenses to increase as a percentage of revenue in 2014. We expect to incur higher expenses in both absolute dollars and as a percentage of revenue in 2014 for sales and marketing as we continue to build our sales team to address the professional property managers, increase our marketing activities to generate additional traveler demand to support both subscription and performance based listings and continue to build brand and category awareness. The level of increase related to demand driven marketing activities during 2014 will be determined based on the results. We expect to incur higher expenses in both absolute dollars and as a percentage of revenue in 2014 for general and administrative expenses to support the growth of our business internationally and the requirements of being a publicly traded company. We plan for additional capital investments in 2014 to support the growth of our business and expect our investment in capital expenditures to increase as a percentage of revenue as compared to 2013, primarily due to the expansion of our office facilities in Austin, Texas. We believe that the reorganization of our global corporate structure will lower our tax expense over the longer term and we are continuously seeking to optimize in line with our global expansion plans.

Key Business Metrics

In addition to traditional financial and operational metrics, we use the following business metrics to monitor and evaluate results.

	Three Months ended March 31,
	2014	2013
Paid listings, end of period	951,843	742,299
Average revenue per subscription listing	$442	$394
Renewal rate, end of period	73.1%	73.6%
Visits to websites (in millions)	245	207

Following the migration of VRBO.com to our global technology platform in 2012, property owners and managers that have listings on both HomeAway.com and VRBO.com are able to consolidate their listings into one listing that is displayed on both websites. Additionally, the platform consolidation allows property owners and managers to purchase bundled listings that include display on both HomeAway.com and VRBO.com. As a result, we now count these bundled listings as one listing. This impacts the comparability of our current period reported metrics to our previously reported historical metrics for paid listings, renewal rate and average revenue per listing. As it has been over one year since the migration of VRBO.com to our global platform, a majority of customers who had listings on both VRBO.com and HomeAway.com, have consolidated their listings. However, some customers still have listings on both websites. As a result, further consolidations will continue to impact the comparability of our results. Furthermore, we expect that there will be future platform migrations for certain of our websites, such as the future migrations of Homelidays.com and Stayz.com.au to our global technology platform. When this occurs, property owners and managers who have purchased subscriptions on these websites in addition to other HomeAway websites will be given the opportunity to consolidate their listings through the purchase of a bundled listing. We expect these future migrations will also impact comparability of our operating metrics. We will disclose and discuss the trends of the business resulting from these consolidated listings when there is a significant impact to the operating metrics.

As a result of consolidated listings and bundled listings, our paid listing counts will be lower since these listings previously would have been counted as two paid listings had they been purchased on both websites. In the future, as property owners and managers renew their subscriptions into a bundled listing, we will count these as one listing. The lower paid listing counts from consolidations and bundles will in turn lower our reported renewal rate. Additionally, our bundled listing products generally have a higher overall price and will increase our average revenue per listing.

Paid Listings. In the three months ended March 31, 2014 and 2013, 82.6% and 84.2%, respectively, of our revenue was derived from paid listings. We regularly track paid listings as a key revenue growth indicator and to identify trends in our business and industry. From March 31, 2013 to March 31, 2014, paid listings increased by 28.2%, contributing to listing revenue growth of 30.5%. The growth in paid listings is due to our marketing and selling new and additional listings to property owners and managers, the introduction of pay-per-booking listings, listings acquired in acquisitions and organic growth from property owners and managers who become aware of our websites and choose to market their properties. From March 31, 2013 to March 31, 2014, we reduced the number of pay-per-lead listings and added a significant number of pay-per-booking listings, resulting in a net impact of 303.5% ending listing growth from performance-based listings. A portion of the growth in listings came from 2013 acquisitions of Travelmob, Bookabach and Stayz, which added approximately 69,000 paid listings to our network, most of which are performance-based listings. Growth in new listings is partially offset by loss of listings through attrition and through consolidations.

Adjusting for the impact of consolidated listings and new bundled listings, we estimate that our paid listing growth would have been approximately 31.8% from March 31, 2013 to March 31, 2014. We do not expect these changes to have any negative impact on the number of unique properties on our websites.

As the number of paid listings increases, we believe that we will generate additional revenue while also expanding the value of the marketplace to travelers, thus increasing the likelihood that travelers will find a property that is suitable to their needs. It is possible that a specific property may be listed on more than one of our websites without indicating that the multiple listings refer to the same property. We have used various technologies to estimate the number of unique properties and are implementing systems and processes to identify the number of unique properties that comprise our paid vacation rental listings, which we estimate was approximately 888,000 as of March 31, 2014, as compared to approximately 661,000 as of March 31, 2013.

Average Revenue per Subscription Listing. We believe that trends in total revenue per listing, over an extended period, are important to understanding the value we bring to property owners and managers, and the overall health of our marketplace. As the majority of our listing business is generated from subscriptions, we use trends in revenue per subscription listing, as well as trends in paid listings, in order to formulate financial projections and make strategic business decisions. At a consolidated level, increases in revenue per subscription listing may increase our earnings or may be leveraged for future investment. The average revenue per subscription listing may fluctuate based on the timing and nature of acquisitions, changes in our pricing, the impact of consolidated and bundled listing products, uptake of listing enhancements, changes in the pricing of enhancements, seasonality, changes in brand and listing type mix, and the impact of foreign exchange rates on our listing revenue outside of the United States.

From March 31, 2013 to March 31, 2014, average revenue per subscription listing grew 12.2% to $442. Excluding the impact of foreign exchange rates, average revenue per subscription listing would have been $436 in the first quarter of 2014, or an increase of 10.7% as compared to the first quarter of 2013.

Adjusting for the impact of consolidated listings and new bundled listings on the number of paid listings, our average revenue per subscription listing would have been $412 in the three months ended March 31, 2014, or an increase of 7.3%.

We compute average revenue per subscription listing as annualized subscription listing revenue divided by the average of paid subscription listings at the beginning and end of the period. Our paid listings included in the calculation only include subscription listings. The price of subscription listings varies by website and can include various additional fees associated with listing enhancements.

We have traditionally relied on increases in base pricing to increase revenue per subscription listing but are now focused on tiered pricing alternatives as well as bundled listings for our property owners and managers which may or may not include increases in our base price. We began offering tiered pricing on HomeAway.com in the United States in 2011, which allows our property owners and managers to purchase a higher subscription level to increase the position of their listings in search results. In 2012, we migrated VRBO.com in the United States to the same tiered pricing structure. Also in 2012, we launched tiered pricing on HomeAway.com.uk in the United Kingdom, Abritel.fr in France and HomeAway.de in Germany. In 2013, tiered pricing was launched on HomeAway.es in Spain, HomeAway.it in Italy and AlugueTemporada.com.br in Brazil. As we continue to implement tiered pricing on other websites, or change the prices or structure of tiered pricing, we may see an impact to listing sales in the current period with the impact on revenue seen over the length of the subscription period.

Renewal Rate. Renewal of paid subscription listings is a key driver of revenue for our business. Also, we track renewal rate in order to understand and improve upon the satisfaction of our property owners and managers and to help us more accurately estimate our future revenue and cash flows. Our overall renewal rate decreased from 73.6% in the first quarter of 2013 to 73.1% in the first quarter of 2014. This decline of 0.5% is primarily due to the impact of consolidated listings in the United States. After adjusting for consolidated listings, our renewal rate as of March 31, 2014 is estimated to be 76.2%, or an increase of 1.3% as compared to the first quarter of 2013.

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

The renewal rate for our subscription listings at the end of any period is defined as the percentage of those paid listings that were active at the end of the period ended twelve months prior that are still active as of the end of the reported period. Unique property subscription listings that are removed from property managers’ accounts and subsequently replaced with new subscription listings within the same property manager’s account listings are not considered as renewals in our renewal rate calculation. We include most brands in our calculation of renewal rate. However, subscriptions to BedandBreakfast.com, Toprural.com, and Bookabach.co.nz remain excluded until we can further develop our database system. However, based on our review of other internal renewal rate data, we do not believe that the exclusion of these brands from the renewal rate calculation materially impacts the result. Property owners’ and managers’ satisfaction with our solutions is the primary driver of our renewal rate. We believe that property owners and managers measure their satisfaction with our websites based largely on the number of inquiries and rental bookings that they receive from travelers. When the underlying vacation properties are sold or taken off the market, the owner or manager has no further need for the listings, and this attrition is a natural and ongoing component of non-renewal of listings. We exclude pay-for-performance listings from our renewal rate analysis since they are not sold on a subscription basis.

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

Growth in visits was 18.4% in the first quarter of 2014 as compared to the first quarter of 2013. We believe that certain quality initiatives aimed at reducing the number of visits required to secure a booking may have an impact on growth in visits. These initiatives include online booking, quotable rates, and continuous improvements to our search functionality to help travelers locate appropriate properties more quickly.

Key Components of Our Results of Operations

Revenue

We derive most of our revenue from paid subscription listings. Our customers generally pay for their subscription listings at the beginning of the listing term, and revenue is recognized monthly over the term of the listing, which is generally one year. We offer pay-for-performance listings to property owners and professional managers, which represented 6.8% and 1.3% of our revenue in the three months ended March 31, 2014 and 2013, respectively. This offering allows the customer to list a property with no initial upfront fees and, instead, pay us fees on traveler inquiries or commissions on traveler bookings.

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

Costs and Expenses

A large component of our costs and expenses consists of personnel costs. Personnel costs include salaries, benefits, bonuses and related expenses, including stock-based compensation. We grew from 1,308 employees at March 31, 2013 to 1,588 at March 31, 2014. We expect that personnel costs will be higher in absolute dollars in 2014 than in 2013 based on an expected increase in the number of employees in 2014.

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

We view the operation of our websites as a foundation upon which different revenue streams are generated. Cost of revenue, as described above, which includes the cost of customer service personnel, web hosting and merchant fees, directly supports our listing revenue, and was 15.1% and 16.7% of total revenue in the three months ended March 31, 2014 and 2013, respectively. These same expenses support the overall operation of our websites and therefore our other revenue. There are no other material distinct costs of revenue for any period presented. The reporting of cost of revenue as one category in our consolidated financial statements is consistent with the manner in which we manage our business.

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

Sales and Marketing. Sales and marketing expenses consist primarily of amounts paid for pay-per-click, or PPC, online display advertising, broad reach advertising, personnel costs for our marketing, search engine optimization, or SEO, sales staff, and consulting and other services firms fees, expenses associated with email marketing programs and public relations expenses, allocated facility expenses and depreciation costs. We utilize PPC advertising primarily to increase the number of travelers to our websites who are seeking properties in specific geographical areas in order to increase the number of inquiries and bookings regarding vacation rentals. Our sales and marketing team also focuses on increasing the placement of our websites in search rankings on Google, Bing and other search engines, which results in owner, manager and traveler acquisition at relatively little incremental expense. We intend to increase our sales expense to drive additional listing sales to professional property managers and increase marketing efforts to support our new products, increase the traffic to our websites and increase overall brand awareness. Also, we may elect to significantly increase Internet search engine marketing to drive additional travelers to our websites to support the increase in new listings. It will be particularly important for us to increase bookings to our pay-for-performance customers while also continuing to deliver bookings for our subscription-based customers. Therefore, we expect to build and enhance our internal team of marketing professionals to manage this area. We expect our sales and marketing expenses to increase both in absolute dollars and as a percentage of revenue in 2014 as compared to 2013.

General and Administrative. General and administrative expenses consist of personnel costs for our executive, finance and accounting, and management information systems personnel, professional fees for legal, audit, and other consulting services, allocated facility expenses, depreciation and other corporate overhead expenses. We expect to increase headcount to support our anticipated growth and international expansion, which will result in an increase in other expenses, such as facilities, office and travel. We also expect to continue to incur costs associated with operating as a public company, including increases in our finance, accounting and legal personnel, additional consulting, legal and audit fees, insurance costs, board of directors’ compensation, and costs associated with compliance with the Sarbanes-Oxley Act and other requirements. As a result, we expect our general and administrative expenses to increase both in absolute dollars and as a percentage of revenue in 2014 as compared to 2013.

Depreciation

Property and equipment, office tenant improvements and software licenses are recorded at cost and are depreciated using the straight-line method over their estimated useful lives. Equipment and computer hardware are generally depreciated over three years and furniture and fixtures over five to ten years. Leasehold improvements are recorded at cost and depreciated over the shorter of the contractual lease period or their estimated useful life. We allocate depreciation to expense categories based on the relative number of employees in each category. Based on our current estimated level of capital expenditures, we expect our depreciation expense to increase in absolute dollars but remain relatively consistent as a percentage of revenue in 2014 as compared to 2013.

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

Other Income (Expense)

Other income (expense) includes interest earned on our excess cash, which is invested in short-term instruments, net of interest expense. At March 31, 2014, we had operations in the United States, France, the United Kingdom, Spain, Germany, Australia, Brazil, Switzerland, Singapore, New Zealand, Italy, Colombia and Thailand. As a result of operating in multiple countries, we incur gains and losses on foreign currency transactions, primarily related to the valuation of intercompany loans and short-term advances, which are included as other income (expense). Due to the issuance of the Convertible Senior Notes in March of 2014, we expect interest expense to increase significantly in 2014 as compared to 2013. This increase will result from both cash payments related to coupon interest rates as well as non-cash amortization of the recorded debt discount over the term of the Notes.

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

Historically, we have generated most of our current taxable income outside of the United States due to net operating loss carryforwards and stock option deductions available for utilization in the United States. However, in 2014 we expect to utilize most of our available U.S. NOL carryforward. In 2014, we expect to pay corporate income taxes associated with our operations in Brazil, Colombia, France, Germany, the Netherlands, New Zealand, Spain, and Switzerland, as well as certain states within the United States. We will continue to expand our business outside of the United States, in which case, we will become subject to further taxation based on foreign statutory tax rates in those jurisdictions where we operate, and our effective tax rate may fluctuate as a result.

In prior periods, we have benefited from the tax credit incentives under the U.S. research and experimentation tax credit extended to taxpayers engaged in qualified research and experimental activities while carrying on a trade or business. The tax credit expired on December 31, 2013, and as such, no benefit is reflected in our income tax expense in the three months ended March 31, 2014. If this credit is renewed under similar terms as in prior years, the result could benefit our effective tax rate.

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

A description of our critical accounting policies that involve significant management judgments appears in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2014 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.”

Results of Operations

The following table presents our operating results and our operating results as a percentage of revenue for the periods indicated:

	Three Months Ended March 31,
	2014	2013
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue:
Listing	$87,332	$66,945
Other	18,350	12,519

Total revenue	105,682	79,464
Costs and expenses:
Cost of revenue (exclusive of amortization shown separately below)	15,937	13,281
Product development	18,313	12,399
Sales and marketing	35,617	26,367
General and administrative	23,626	16,049
Amortization expense	3,274	3,180

Total costs and expenses	96,767	71,276

Operating income	8,915	8,188
Other income (expense):
Interest income	164	243
Other expense, net	(2,535)	(1,591)

Total other income (expense)	(2,371)	(1,348)

Income before income taxes	6,544	6,840
Income tax expense	(2,388)	(1,545)

Net income	4,156	5,295
Less: Net loss attributable to noncontrolling interests	(287)	—

Net income attributable to HomeAway, Inc.	$4,443	$5,295

Net income per share:
Basic and diluted	$0.05	$0.06

Weighted average number of shares outstanding
Basic	92,699	83,940
Diluted	96,295	86,492

	Three Months Ended March 31,
	2014	2013
Consolidated Statements of Operations as a Percentage of Revenue:
Revenue:
Listing	82.6%	84.2%
Other	17.4	15.8

Total revenue	100.0	100.0
Costs and expenses:
Cost of revenue (exclusive of amortization shown separately below)	15.1	16.7
Product development	17.3	15.6
Sales and marketing	33.7	33.2
General and administrative	22.4	20.2
Amortization expense	3.1	4.0

Total costs and expenses	91.6	89.7

Operating income	8.4	10.3
Other income (expense):
Interest income	0.2	0.3
Other expense, net	(2.4)	(2.0)

Total other income (expense)	(2.2)	(1.7)

Income before income taxes	6.2	8.6
Income tax expense	(2.3)	(1.9)

Net income	3.9	6.7
Less: Net loss attributable to noncontrolling interests	(0.3)	—

Net income attributable to HomeAway, Inc.	4.2%	6.7%

Comparison of the Three Months Ended March 31, 2014 and 2013

Revenue

	Three Months Ended March 31,
	2014		2013		Change
Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Listing	$87,332	82.6%	$66,945	84.2%	$20,387	30.5%
Other	18,350	17.4	12,519	15.8	5,831	46.6

Total	$105,682	100.0%	$79,464	100.0%	$26,218	33.0%

	Three Months Ended March 31,
	2014		2013		Change
Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
United States	$60,787	57.5%	$49,564	62.4%	$11,223	22.6%
International	44,895	42.5	29,900	37.6	14,995	50.2

Total	$105,682	100.0%	$79,464	100.0%	$26,218	33.0%

Revenue was $105.7 million in the three months ended March 31, 2014, compared to $79.5 million in the three months ended March 31, 2013, an increase of $26.2 million, or 33.0%. Our U.S. revenue was $60.8 million, or 57.5% of our total revenue, during the first quarter of 2014, compared to $49.6 million, or 62.4% of our total revenue, in the same quarter during 2013.

While our overall revenue growth rate for the three months ended March 31, 2014 was 33.0%, our organic revenue growth rate was 22.9% due to the acquisitions of travelmob, Bookabach and Stayz in 2013 that were not included in our organic revenue growth rate. We consider growth to be organic if generated from businesses that we have owned for at least 12 months.

Listing Revenue

Our core listing business revenue increased by $20.4 million, or 30.5%, in the three months ended March 31, 2014 as compared to the three months ended March 31, 2013, due to an increased number of new listings and an increase in average revenue per subscription listing. Paid listings increased from 742,299 at March 31, 2013 to 951,843 at March 31, 2014, an increase of 28.2%. The growth in paid listings is due to our marketing and selling new and additional listings to property owners and managers, the introduction of pay-per-booking listings, listings acquired in acquisitions and organic growth from property owners and managers who become aware of our websites and choose to market their properties. We added approximately 69,000 listings in the Asia Pacific region as part of our acquisitions of travelmob, Bookabach and Stayz. Our average revenue per subscription listing was $442 in the three months ended March 31, 2014 compared to $394 in the three months ended March 31, 2013, an increase of $48, or 12.2%. We continued to improve monetization of our paid subscription listing base from pricing and product changes through continued adoption of our tiered pricing structure and from an increase in purchases by property owners and managers of bundled listings products.

Other Revenue

Other revenue increased by $5.8 million, or 46.6%, in the three months ended March 31, 2014 compared to the three months ended March 31, 2013. Revenue from products focused on travelers, such as property damage protection and trip insurance, the Carefree Rental Guarantee and revenue from our owner reservation tool and related merchant bank credit card royalties, generated increased revenue of $4.1 million in the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The remainder of our other revenue is from internet display advertising and software products, including related maintenance and training, and increased by $1.7 million in the three months ended March 31, 2014 compared to the three months ended March 31, 2013.

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

In the three months ended March 31, 2014, the year-over-year growth in listing revenue measured on a constant currency basis was 29.1%, compared with 30.5% as reported. The year-over-year growth in total revenue in the three months ended March 31, 2014 measured on a constant currency basis was 31.8%, compared with 33.0% as reported.

Cost of Revenue

	Three Months Ended March 31,
	2014		2013		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Cost of revenue	$15,937	15.1%	$13,281	16.7%	$2,656	20.0%

Cost of revenue was $15.9 million in the three months ended March 31, 2014, compared to $13.3 million in the three months ended March 31, 2013, an increase of $2.7 million, or 20.0%. A large part of the increase was due to a $717,000 increase in salaries, benefits, bonuses and related expenses, including non-cash stock-based compensation, for our customer service and web-hosting personnel. At March 31, 2014, we had 462 customer support and web-hosting operations personnel, or an increase of 6.0% from March 31, 2013. With increased customer service employees as well as increased investment in hosting equipment, we incurred a higher expense for facilities and depreciation of computer equipment, furniture and facility leasehold improvements, which increased by $264,000, or 13.6%, for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. Other increases included $587,000 in increases in contracting, consulting and professional fees, $330,000 in increases in software licenses and maintenance for our corporate systems and $233,000 in increases in equipment expenses.

Product Development

	Three Months Ended March 31,
	2014		2013		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Product development	$18,313	17.3%	$12,399	15.6%	$5,914	47.7%
Capitalized software development costs	2,004	1.9	2,024	2.5	(20)	(1.0)

Total product and technology costs expensed and capitalized	$20,317	19.2%	$14,423	18.1%	$5,894	40.9%

Product development expense was $18.3 million in the three months ended March 31, 2014, compared to $12.4 million in the three months ended March 31, 2013, an increase of $5.9 million, or 47.7%. A large part of the increase was due to a $5.0 million increase in salaries, benefits, bonuses and related expenses, including non-cash stock-based compensation. At March 31, 2014, we had 383 employees in product development, or an increase of 29.8% from March 31, 2013. Overall increases in headcount also drove higher facilities and depreciation expense of $527,000 in the three months ended March 31, 2014. Other increases included $233,000 in contracting fees and $113,000 in recruiting expenses.

Sales and Marketing

	Three Months Ended March 31,
	2014		2013		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Sales and marketing	$35,617	33.7%	$26,367	33.2%	$9,250	35.1%

Sales and marketing expense was $35.6 million in the three months ended March 31, 2014, compared to $26.4 million in the three months ended March 31, 2013, an increase of $9.3 million, or 35.1%. Salaries, benefits, bonuses and related expenses, including non-cash stock-based compensation, increased $4.1 million due to an increase in the number of our employees. At March 31, 2014, we had 522 employees in sales and marketing, or an increase of 28.9% from March 31, 2013. Overall increases in headcount also drove higher facilities and depreciation expense of $687,000. Direct marketing expenses increased by $3.9 million primarily due to $3.8 million in increased spending on pay-per-click and display advertising. Other increases included $375,000 from contracting and travel expenses.

General and Administrative

	Three Months Ended March 31,
	2014		2013		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
General and administrative	$23,626	22.4%	$16,049	20.2%	$7,577	47.2%

General and administrative expense was $23.6 million in the three months ended March 31, 2014, compared to $16.0 million in the three months ended March 31, 2013, an increase of $7.6 million, or 47.2%. A large part of the increase was due to a $3.6 million increase in salaries, benefits, bonuses and related expenses, including non-cash stock-based compensation. At March 31, 2014, we had 221 employees and executives in operations, finance, human resources, legal and various information technology areas, or an increase of 28.5% from March 31, 2013. Overall increases in headcount also drove higher facilities and depreciation expense of $298,000. Other increases included $2.1 million in certain foreign operating taxes, $413,000 of expense related to estimated claims under the Basic Rental Guarantee offered to travelers and $547,000 in consulting and professional fees.

Amortization

	Three Months Ended March 31,
	2014		2013		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Amortization expense	$3,274	3.1%	$3,180	4.0%	$94	3.0%

Amortization expense was $3.3 million in the three months ended March 31, 2014, compared to $3.2 million in the three months ended March 31, 2013, an increase of $94,000, or 3.0%. The increase in amortization expense in the three months ended March 31, 2014 compared to the three months ended March 31, 2013 included $1.1 million from the addition of identifiable intangible assets from our acquisitions in 2013. This increase was offset by a decrease of $1.0 million from certain intangible assets from prior acquisitions becoming fully amortized.

Other Income (Expense)

	Three Months Ended March 31,
	2014		2013		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Other income (expense)	$(2,371)	(2.2)%	$(1,348)	(1.7)%	$(1,023)	75.9%

Other income (expense) includes approximately $2.5 million in losses from foreign currency related transactions in the three months ended March 31, 2014, compared to losses of $1.5 million in the three months ended March 31, 2013. These losses consist primarily of the re-measurement of intercompany loans and other assets and liabilities denominated in foreign currencies, including gains/losses recognized on forward contracts. These losses were partially offset by interest income of $164,000 in the three months ended March 31, 2014, compared to $243,000 in in the three months ended March 31, 2013.

Income Taxes

	Three Months Ended March 31,
	2014		2013		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Income tax expense	$2,388	2.3%	$1,545	1.9%	$843	54.6%

Our income tax expense was $2.4 million for the three months ended March 31, 2014, compared to $1.5 million for the three months ended March 31, 2013. The expense in the three months ended March 31, 2014 is primarily due to tax expense of $2.8 million determined using our estimated annual effective tax rate of 42.8% offset by certain items booked discretely in the three months ended March 31, 2014, including a benefit of $0.9 million due to disqualifying dispositions of incentive stock options, a benefit of $0.4 million for a state tax apportionment change related to a prior period, offset by $0.5 million of expense related to the amortization of tax charges on the intercompany sale of assets that were deferred in prior periods. The estimated annual effective tax rate at March 31, 2014 differed from the statutory rate primarily due to the benefit of disqualifying dispositions of incentive stock options, which is partially offset by non-deductible stock compensation charges, state taxes, the effect of different statutory tax rates in foreign jurisdictions and a Subpart F inclusion with offsetting foreign tax credit.

The expense in the three months ended March 31, 2013 is primarily due to tax expense of $3.3 million determined using our estimated annual effective tax rate of 47.6% offset by certain items booked discretely in the three months ended March 31, 2013, including a benefit of $1.3 million due to disqualifying dispositions of incentive stock options, a benefit of $0.6 million related to the retroactive extension of the federal research and experimentation tax credit to January 1, 2012 and $0.5 million of expense related to the amortization of tax charges on the intercompany sale of assets that were deferred in prior periods. The estimated annual effective tax rate at March 31, 2013 differed from the statutory rate primarily due to the benefit of disqualifying dispositions of incentive stock options, which is partially offset by non-deductible stock compensation charges, state taxes, the effect of different statutory tax rates in foreign jurisdictions and the federal research and experimentation tax credit.

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

Discussion of Non-GAAP Financial Measures

This Form 10-Q contains non-GAAP financial measures: Adjusted EBITDA, free cash flow and non-GAAP net income, as described above, as well as revenue adjusted for foreign currency. Revenue adjusted for foreign currency assumes foreign currency exchange rates used for translation based on the rates in effect for the comparable prior-year period. In order to compute our constant currency revenue, we divide our monthly U.S. dollar results by the applicable current year monthly average foreign exchange rates and then multiply those amounts by the applicable prior year monthly average foreign exchange rates. Adjusted EBITDA, free cash flow, non-GAAP net income and constant currency revenue are financial measures that are not calculated in accordance with accounting principles generally accepted in the United States, or GAAP. However, we believe that the use of Adjusted EBITDA, free cash flow, non-GAAP net income and constant currency revenue are useful to investors in evaluating our operating performance for the following reasons:

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

The following table presents a reconciliation of net income attributable to HomeAway, Inc. to Adjusted EBITDA (in thousands):

	Three Months Ended March 31,
	2014	2013
Net income attributable to HomeAway, Inc.	$4,443	$5,295
Depreciation and amortization	7,037	6,224
Stock-based compensation	10,221	7,456
Interest income	(164)	(243)
Foreign exchange expense	2,521	1,535
Income tax expense	2,388	1,545
Net loss attributable to noncontrolling interests	(287)	—

Adjusted EBITDA	$26,159	$21,812

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

The following table presents a summary of cash flows and a reconciliation of cash flows from operating activities to free cash flows (in thousands):

	Three Months Ended March 31,
	2014	2013
Cash provided by operating activities	$39,969	$37,481
Excess tax benefit from stock-based compensation	3,579	1,358
Capital expenditures	(4,818)	(5,505)

Free cash flow	$38,730	$33,334

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

The following table presents a reconciliation of net income attributable to HomeAway, Inc. to non-GAAP net income (in thousands):

	Three Months Ended March 31,
	2014	2013
Net income attributable to HomeAway, Inc.	$4,443	$5,295
Add:
Stock-based compensation	10,221	7,456
Amortization expense	3,274	3,180
Related tax effect	(4,723)	(3,723)
Impact on noncontrolling interests of non-GAAP adjustments	(65)	—

Non-GAAP net income	$13,150	$12,208

Supplemental Financial Information

The following tables present stock-based compensation and depreciation included in the respective line items in our Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended March 31,
	2014	2013
Stock-based compensation:
Cost of revenue	$701	$845
Product development	2,714	1,727
Sales and marketing	2,172	1,608
General and administrative	4,634	3,276

Total	$10,221	$7,456

	Three Months Ended March 31,
	2014	2013
Depreciation:
Cost of revenue	$1,100	$1,023
Product development	910	684
Sales and marketing	1,235	944
General and administrative	518	393

Total	$3,763	$3,044

Liquidity and Capital Resources

From our incorporation in 2004 until March 31, 2014, we financed our operations and acquisitions primarily through private placements of our capital stock and bank borrowings, which have been fully repaid, our initial public offering in July 2011, which generated net proceeds of approximately $146.2 million, after deducting underwriting discounts and other expenses incurred for the sale of our common stock, our follow-on offering of our common stock in December 2013, which generated net proceeds of approximately $195.3 million, after deducting underwriting discounts and other expenses incurred for the sale of our common stock, and from cash flows from operations. In March 2014 we issued at par value $402.5 million in 0.125% convertible senior notes due April 2019 (the “Notes”) for net proceeds of $391.4 million after deducting underwriting discounts and other expenses incurred for the issuance of the Notes. Concurrent with the issuance of the Notes, we entered into convertible note hedge transactions which generated $85.9 million in cash. Additionally in March 2014, we sold warrants to purchase shares of our common stock for cash consideration of $38.3 million. The net cash increase in March 2014 from these transactions was cash generated of $343.9 million.

As of March 31, 2014, our cash, cash equivalents and short-term investments totaled $770.5 million, compared to $391.4 million at December 31, 2013. At March 31, 2014, this amount included assets held in certain of our foreign operations totaling approximately $102.0 million. If these assets were distributed to the U.S., we may be subject to additional U.S. taxes in certain circumstances (subject to an adjustment for foreign tax credits) and foreign withholding taxes. We have not provided for these taxes because we consider these assets to be permanently reinvested in our foreign operations. We have no plans or intentions to repatriate cumulative earnings of our foreign subsidiaries through March 31, 2014. We actively monitor the third-party depository institutions and money market funds that hold these assets, primarily focusing on the safety of principal and secondarily maximizing yield on these assets. We diversify our cash and cash equivalents and investments among various financial institutions and money market funds in order to reduce our exposure should any one of these financial institutions or money market funds fail or encounter difficulties. To date, we have not experienced any material loss or lack of access to our invested cash, cash equivalents or short-term investments; however, we can provide no assurances that access to our invested cash, cash equivalents or short-term investments will not be impacted by adverse conditions in the financial markets. We have funds in our operating accounts that are deposited with third party financial institutions. These balances in the U.S. may exceed the Federal Deposit Insurance Corporation (FDIC) insurance limits. While we monitor the cash balances in our operating accounts, these cash balances could be adversely impacted if the underlying financial institutions fail and could be subject to other adverse conditions in the financial markets.

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Consolidated Statements of Cash Flow Data:
Net cash provided by operating activities	$39,969	$37,481
Net cash used in investing activities	(69,351)	(58,421)
Net cash provided by financing activities	360,463	20,897
Effect of exchange rate changes on cash	912	(2,189)

Net (decrease) increase in cash and cash equivalents	331,993	(2,232)
Cash and cash equivalents at beginning of period	324,608	189,478

Cash and cash equivalents at end of period	$656,601	$187,246

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $40.0 million in the three months ended March 31, 2014 compared to $37.5 million in the comparable prior year period, representing an increase of $2.5 million, or 6.6%.

A key driver of our cash from operations is the upfront collection of fees for new and renewed subscriptions. In the three months ended March 31, 2014, cash was generated primarily through an increase in new and renewed subscription listings, resulting in higher upfront collection of listing fees and increased deferred revenue of $26.8 million. During the three months ended March 31, 2014, we generated net income of $4.2 million. Included in our net income was depreciation expense of $3.8 million, amortization expense of $3.3 million and non-cash stock-based compensation of $10.2 million. Net income, excluding these non-cash reductions, contributed $21.5 million to cash provided by operating activities.

In the three months ended March 31, 2013, cash was generated primarily through an increase in new and renewed subscriptions, resulting in higher upfront collection of listing fees and increased deferred revenue of $22.3 million. During the three months ended March 31, 2013, we generated net income of $5.3 million. Included in our net income was depreciation expense of $3.0 million, amortization expense of $3.2 million and non-cash stock-based compensation of $7.5 million. Net income, excluding these non-cash reductions, contributed $19.0 million to cash provided by operating activities.

The growth in our number of paid listings, the impact of other revenue and expenses, the timing and amount of future working capital changes and tax payments will affect the future amount of cash used in or provided by operating activities.

Net Cash Used in Investing Activities

Net cash used in investing activities was $69.4 million in the three months ended March 31, 2014 compared to $58.4 million in the comparable period in the prior year, representing an increase of $11.0 million. Our investing activities reflect acquisitions we have made as well as capital expenditures and changes in our short-term investments.

During the three months ended March 31, 2014, we invested $16.8 million, net of cash acquired, for the acquisition of Glad to Have You, Inc. Capital expenditures were $4.8 million and included $2.0 million in capitalized software development costs. We purchased $50.6 million of short-term investments and received $2.8 million in proceeds from the sales and maturities of short-term investments.

During the three months ended March 31, 2013, capital expenditures were $5.5 million and included $2.0 million in capitalized software development costs. We purchased $62.7 million of short-term investments and received $15.0 million from the sales and maturities of short-term investments. We also increased our minority stake in a privately-held company in China for $3.7 million.

As our business expands, we expect to continue to invest in new computers and software for employees, for product development and to support the hosting of our websites. As we expand our facilities, we intend to purchase furniture and fixtures and invest in leasehold improvements. Our planned capital expenditures are not expected to exceed $39.7 million in 2014.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $360.5 million in the three months ended March 31, 2014 compared to $20.9 million in the comparable prior year period, representing an increase of $339.6 million.

Cash provided by financing activities during the three months ended March 31, 2014 was primarily comprised of $391.4 million in net proceeds from the issuance of convertible senior notes. Additionally, we received proceeds of $38.3 million from the sale of warrants to acquire shares of our common stock and paid $85.9 million for a convertible note hedge transaction. Proceeds from the exercise of stock options to purchase common stock were $13.9 million in the three-month periods ended March 31, 2014. Additionally, in the three-month period ended March 31, 2014, $3.6 million of cash provided was related to excess tax benefits from stock-based compensation.

Cash provided by financing activities during the three months ended March 31, 2013 was comprised of $19.5 million in proceeds from the exercise of stock options to purchase common stock and $1.4 million from excess tax benefits from stock-based compensation.

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

As of March 31, 2014, we have amounts held in restricted cash to fund payments received on behalf of property owners, to protect banks from default on credit cards and direct debits used in our operations and to support bank guarantees related to office leases. As bookings continue to increase, as we make changes to our credit card merchants and acquiring banks and as we enter into new leases, we may have increases to restricted cash and deposits.

As of March 31, 2014, we have reserved $8.0 million for uncertain tax positions, including interest and penalties. We are unable to make a reasonably reliable estimate as to when or if cash settlement with taxing authorities will occur. For additional information regarding uncertain tax positions, see Note 12 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of our Annual Report on Form 10-K.

For a discussion of our 0.125% Convertible Senior Notes due April 1, 2019, please see Note 6 of the Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

During the three month period ended March 31, 2014, we did not, and we do not currently, have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Pronouncements

See Note 2 in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, for a full description of recent accounting pronouncements which is incorporated herein by reference.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk for the effect of interest rate changes, foreign currency fluctuations, and changes in the market values of our investments and our convertible senior notes. Information relating to quantitative and qualitative disclosures about market risk is set forth below and in Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Foreign currency exchange risk. We have subsidiaries in Australia, Brazil, Colombia, France, Germany, Italy, The Netherlands, New Zealand, Singapore, Spain, Switzerland and the United Kingdom. Our subsidiaries generally use the local currency as their functional currency, which we translate into U.S. dollars for consolidation.

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates involving the Argentine Peso, the Australian dollar, the Brazilian Reais, the British pound, the Colombian Peso, the Euro, the New Zealand dollar, the Singapore dollar, the Swiss Franc and the Thai Bhat. We currently enter into forward contracts to hedge fluctuations in the value of certain intercompany debt denominated in foreign currencies but do not enter into any other derivative financial instruments for trading or speculative purposes. Since our acquisition of Stayz.com.au, our intercompany debt denominated in foreign currencies had increased significantly. Fluctuations in currency exchange rates could result in translation gains and losses when we consolidate our results and harm our business in the future. Because we conduct a significant and growing portion of our business outside the United States but report our results in U.S. dollars, we face exposure to adverse movements in currency exchange rates, which may cause our revenue and operating results to differ materially from expectations. In addition, the results of operations of many of our internationally focused websites are exposed to foreign exchange rate fluctuations as the financial results of the applicable subsidiaries are translated from the local currency into U.S. dollars upon consolidation. A decline in the U.S. dollar relative to foreign currencies would increase our non-U.S. revenue and improve our operating results. Conversely, if the U.S. dollar strengthens relative to foreign currencies, our revenue and operating results would be adversely affected. The effect of an immediate 10% adverse change in exchange rates on foreign denominated cash and receivables as of March 31, 2014, would result in a loss of approximately $1.4 million and a reduction in value on the balance sheet of approximately $11.4 million.

Convertible senior notes and interest rate risk. The fair value of our debt will generally fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest.

Investments and interest rate sensitivity. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective and minimize our exposure to an adverse shift in interest rates, we invest in short-term, high-quality, interest-bearing securities.

We have a non-controlling equity investment in a privately-held company in China. Since our ownership interest is less than 20 percent and we do not have the ability to exert significant influence, we account for this non-marketable equity investment using the cost method of accounting. As of March 31, 2014, the carrying value of this investment was $10.1 million.

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have acquired 22 businesses and made an equity investment in one company since our inception. The businesses we have acquired or invested in may not perform as well as we expect. Failure to manage and successfully integrate recently acquired businesses and technologies could harm our operating results and our prospects. If the company we invested in does not perform well, our investment could become impaired and our financial results could be negatively impacted.

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

As our operations have expanded, we have acquired businesses or established offices around the world. As of March 31, 2014, we maintain offices in the United States, France, the United Kingdom, Spain, Germany, Australia, Brazil, Switzerland, Singapore, New Zealand, Italy, Colombia and Thailand and operate websites in several additional countries. We have limited operating and e-commerce experience in many foreign jurisdictions and are making significant investments to build our international operations. We plan to continue our efforts to expand globally, including the acquisition of international businesses and conducting of business in jurisdictions where we do not currently operate. Managing a global organization is difficult, time consuming and expensive and any international expansion efforts that we may undertake may not be successful. In addition, conducting international operations subjects us to risks that we generally do not face in the United States. These risks include:

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

Since our inception, we have experienced rapid growth. As our operations have expanded, we have grown from 87 employees at December 31, 2005 to 1,588 employees at March 31, 2014, of whom 638 were located outside the United States. This includes employees of entities for which we have a controlling interest. Our business is becoming increasingly complex, especially in light of the continued rapid evolution of our industry and e-commerce, our relatively limited operating history and our reliance on multiple websites throughout the world. This complexity and our rapid growth have demanded, and will continue to demand, substantial resources and attention from our management. We expect to continue to increase headcount and to hire more specialized personnel in the future as we grow our business. We will need to continue to hire, train and manage additional qualified website developers, software engineers, client and account services personnel, and sales and marketing staff and improve and maintain our technology to properly manage our growth. If our new hires perform poorly, if we are unsuccessful in hiring, training, managing and integrating these new employees or if we are not successful in retaining our existing employees, our business may be harmed.

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

Because we conduct a significant portion of our business outside the United States but report our results in U.S. dollars, we face exposure to adverse movements in currency exchange rates, which may cause our revenue and operating results to differ materially from expectations. In addition, the results of operations of many of our internationally focused websites are exposed to foreign exchange rate fluctuations as the financial results of the applicable subsidiaries are translated from the local currency into U.S. dollars upon consolidation. A decline in the U.S. dollar relative to foreign currencies would increase our non-U.S. revenue, when translated into U.S. dollars. Conversely, if the U.S. dollar strengthens relative to foreign currencies, our revenue would be adversely affected. Our operating results could be negatively impacted depending on the amount of expense denominated in foreign currencies. Revenue in the three months ended March 31, 2014 was positively impacted by foreign currency translation of approximately $1.0 million, while revenue in the three months ended March 31, 2013 was negatively impacted by foreign currency translation of approximately

$123,000. As exchange rates vary, revenue, cost of revenue, operating expenses and other operating results, when translated, may differ materially from expectations. In addition, our revenue and operating results are subject to fluctuation if our mix of U.S. and foreign currency denominated transactions and expenses changes in the future. In addition, we maintain intercompany loans and payables which are subject to translation losses due to foreign exchange fluctuation. We may enter into hedging arrangements in order to manage foreign currency exposure but such activity may not completely eliminate fluctuations in our operating results.

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

As of March 31, 2014, we had seven patent applications and no issued patents. Any future patents issued to us may be challenged, invalidated or circumvented, may not provide sufficiently broad protection or may not prove to be enforceable in actions against alleged infringers. Furthermore, effective patent, trademark, copyright and trade secret protection may not be available in every country in which our products are available over the Internet. In addition, the legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain and still evolving.

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

Risks Related to our Notes

The conditional conversion feature of our convertible senior notes, if triggered, may adversely affect our financial condition and operating results.

In the event the conditional conversion feature of our 0.125% Convertible Senior Notes due 2019 (the “notes”) is triggered, holders of notes will be entitled to convert the notes at any time during specified periods at their option. If one or more holders elect to convert their notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders of our notes do not elect to convert their notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

The accounting method for convertible debt securities that may be settled in cash, such as our notes, could have a material effect on our reported financial results.

In May 2008, the Financial Accounting Standards Board, which we refer to as FASB, issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement), which has subsequently been codified as Accounting Standards Codification 470-20, Debt with Conversion and Other Options, which we refer to as ASC 470-20. Under ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments (such as the notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet, and the value of the equity component would be treated as debt discount for purposes of accounting for the debt component of the notes. As a result, we will be required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of the notes to their face amount over the term of the notes. We will report lower net income in our financial results because ASC 470-20 will require interest to include both the current period’s amortization of the debt discount and the instrument’s non-convertible interest rate, which could adversely affect our reported or future financial results.

In addition, under certain circumstances, convertible debt instruments (such as the notes) that may be settled entirely or partly in cash are currently accounted for utilizing the treasury stock method, the effect of which is that any shares issuable upon conversion of the notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of the notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued. We cannot be sure that the accounting standards in the future will continue to permit the use of the treasury stock method. If we are unable to use the treasury stock method in accounting for the shares issuable upon conversion of the notes, then our diluted earnings per share would be adversely affected.

We may not have the ability to raise the funds necessary to settle conversions of our convertible senior notes in cash or to repurchase our convertible senior notes upon a fundamental change.

Holders of our notes will have the right to require us to repurchase their notes upon the occurrence of a fundamental change (as defined in the indenture governing the notes) at a repurchase price equal to 100% of their principal amount, plus accrued and unpaid interest, if any. In addition, upon conversion of the notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of notes surrendered therefor or notes being converted.

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

None.

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

HOMEAWAY, INC.

Dated: April 30, 2014	By:	/s/ Lynn Atchison
Lynn Atchison
Chief Financial Officer and Secretary

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation, as currently in effect.	S-1	333-172783	3.2	March 11, 2011

3.2	Amended and Restated Bylaws, as currently in effect.	S-1	333-172783	3.4	March 11, 2011

4.1	Indenture between HomeAway, Inc. and U.S. Bank National Association dated March 31, 2014.	8-K	001-35215	4.1	April 1, 2014

10.1	Purchase Agreement, dated March 25, 2014, by and among HomeAway, Inc. and J.P. Morgan Securities LLC and Deutsche Bank Securities Inc., as representatives of the initial purchasers named therein.	8-K	001-35215	10.1	March 28, 2014

10.2	Form of Convertible Note Hedge Confirmation.	8-K	001-35215	10.2	March 28, 2014

10.3	Form of Warrant Confirmation.	8-K	001-35215	10.3	March 28, 2014

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Furnished herewith.