Form 10-Q
period 2014-06-30
HOMEAWAY INC
filed 2014-07-30
CIK 1366684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date.

Class	Outstanding at July 24, 2014
Common Stock, $0.0001 par value per share	93,989,464

HomeAway, Inc.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

HomeAway, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except for share and per share information)

(unaudited)

	June 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$492,953	$324,608
Short-term investments	299,596	66,798
Accounts receivable, net of allowance for doubtful accounts of $1,086 and $1,038 as of June 30, 2014 and December 31, 2013, respectively	24,366	20,375
Income tax receivable	4,623	3,340
Prepaid expenses and other current assets	11,198	7,702
Restricted cash	731	1,607
Deferred tax assets	8,319	8,146

Total current assets	841,786	432,576
Property and equipment, net	44,621	39,807
Goodwill	532,219	507,611
Intangible assets, net	82,408	80,665
Restricted cash	887	573
Deferred tax assets	1,066	1,120
Other non-current assets	27,143	18,320

Total assets	$1,530,130	$1,080,672

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,114	$3,539
Income tax payable	2,074	1,992
Accrued expenses	53,618	54,625
Deferred revenue	187,920	151,991

Total current liabilities	250,726	212,147
Convertible senior notes, net	307,360	—
Deferred revenue, less current portion	2,881	2,983
Deferred tax liabilities	27,383	24,046
Other non-current liabilities	8,906	7,557

Total liabilities	597,256	246,733

Redeemable noncontrolling interests (see Note 9)	9,883	10,584
Stockholders’ equity
Common stock: $0.0001 par value; 350,000,000 shares authorized; 93,988,613 and 92,361,069 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	9	9
Additional paid-in capital	991,779	908,632
Accumulated other comprehensive income (loss)	1,432	(6,747)
Accumulated deficit	(70,229)	(78,539)

Total stockholders’ equity	922,991	823,355

Total liabilities and stockholders’ equity	$1,530,130	$1,080,672

The accompanying notes are an integral part of these financial statements.

HomeAway, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except for per share information)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue:
Listing	$94,526	$73,432	$181,858	$140,377
Other	19,730	13,176	38,080	25,695

Total revenue	114,256	86,608	219,938	166,072
Costs and expenses:
Cost of revenue (exclusive of amortization shown separately below)	17,428	13,845	33,365	27,126
Product development	18,427	14,441	36,740	26,840
Sales and marketing	39,400	28,867	75,017	55,234
General and administrative	22,846	18,069	46,472	34,118
Amortization expense	3,492	2,995	6,766	6,175

Total costs and expenses	101,593	78,217	198,360	149,493

Operating income	12,663	8,391	21,578	16,579
Other income (expense):
Interest expense	(4,469)	—	(4,469)	—
Interest income	401	299	565	542
Other income (expense), net	(2,483)	66	(5,018)	(1,525)

Total other income (expense)	(6,551)	365	(8,922)	(983)

Income before income taxes	6,112	8,756	12,656	15,596
Income tax expense	(2,676)	(3,286)	(5,064)	(4,831)

Net income	3,436	5,470	7,592	10,765
Less: Net loss attributable to noncontrolling interests	(431)	—	(718)	—

Net income attributable to HomeAway, Inc.	$3,867	$5,470	$8,310	$10,765

Net income per share attributable to HomeAway, Inc.:
Basic	$0.04	$0.06	$0.09	$0.13
Diluted	$0.04	$0.06	$0.09	$0.12

Weighted average number of shares outstanding:
Basic	93,671	84,920	93,188	84,482
Diluted	96,011	87,647	96,202	87,183

The accompanying notes are an integral part of these financial statements.

HomeAway, Inc.

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$3,436	$5,470	$7,592	$10,765
Other comprehensive income (loss):
Foreign currency translation adjustments (net of $0 tax)	3,295	(324)	8,330	(4,743)
Unrealized loss on short-term investments (net of $0 tax)	(6)	(495)	(151)	(597)

Total other comprehensive income (loss)	3,289	(819)	8,179	(5,340)
Less: Comprehensive loss attributable to noncontrolling interests	(431)	—	(718)	—

Comprehensive income attributable to HomeAway, Inc.	$7,156	$4,651	$16,489	$5,425

The accompanying notes are an integral part of these financial statements.

HomeAway, Inc.

Consolidated Statement of Changes in Stockholders’ Equity

(In thousands)

(unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2013	92,361	$9	$908,632	$(6,747)	$(78,539)	$823,355
Issuance of stock under Company plans, net of shares withheld for taxes	1,628	—	19,156	—	—	19,156
Stock-based compensation	—	—	22,911	—	—	22,911
Equity component of convertible note issuance, net	—	—	87,434	—	—	87,434
Purchase of convertible note hedge	—	—	(85,853)	—	—	(85,853)
Sale of warrants	—	—	38,278	—	—	38,278
Excess tax benefits related to employee stock options	—	—	1,221	—	—	1,221
Other comprehensive income	—	—	—	8,179	—	8,179
Net income attributable to HomeAway, Inc.	—	—	—	—	8,310	8,310

Balance at June 30, 2014	93,989	$9	$991,779	$1,432	$(70,229)	$922,991

The accompanying notes are an integral part of these financial statements.

HomeAway, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities
Net income	$7,592	$10,765
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,893	6,357
Amortization of intangible assets	6,766	6,175
Amortization of debt discount and transaction costs	4,329	—
Amortization of premiums on securities and other	1,844	1,897
Stock-based compensation	22,911	17,592
Excess tax benefit from stock-based compensation	(1,221)	(4,245)
Deferred income taxes	539	(1,695)
Unrealized foreign exchange (gain) loss	(3,366)	257
Realized loss on foreign currency forwards	7,949	765
Changes in operating assets and liabilities, net of assets and liabilities assumed in business combinations:
Accounts receivable	(3,532)	(2,529)
Income tax receivable	(1,298)	(1,212)
Prepaid expenses and other assets	(2,437)	2
Accounts payable	3,423	(1,570)
Accrued expenses	(3,555)	1,944
Income tax payable	1,265	(5,883)
Deferred revenue	35,445	29,379
Other non-current liabilities	1,341	1,293

Net cash provided by operating activities	85,888	59,292

Cash flows from investing activities
Acquisition of businesses, net of cash acquired	(17,847)	(150)
Change in restricted cash	590	(246)
Purchases of intangibles and other assets	(226)	(551)
Purchases of non-marketable equity investment	(9,385)	(3,667)
Purchases of short-term investments	(243,570)	(100,460)
Proceeds from maturities and redemptions of marketable securities	4,717	23,880
Proceeds from sales of marketable securities	4,358	—
Net settlement of foreign currency forwards	(7,949)	(765)
Purchases of property and equipment	(13,349)	(11,006)

Net cash used in investing activities	(282,661)	(92,965)

Cash flows from financing activities
Proceeds from borrowings on convertible senior notes, net	391,568	—
Proceeds from issuance of warrants	38,278	—
Purchase of convertible note hedge	(85,853)	—
Other financing activities	(919)	—
Proceeds from exercise of options to purchase common stock	19,156	23,960
Excess tax benefit from stock-based compensation	1,221	4,245

Net cash provided by financing activities	363,451	28,205

Effect of exchange rate changes on cash	1,667	(2,131)

Net increase (decrease) in cash and cash equivalents	168,345	(7,599)
Cash and cash equivalents at beginning of period	324,608	189,478

Cash and cash equivalents at end of period	$492,953	$181,879

Cash paid for taxes	$3,262	$12,116

The accompanying notes are an integral part of these financial statements.

HomeAway, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

1. Description of Business

HomeAway, Inc. (the “Company”) operates an online vacation rental property marketplace that enables property owners and managers to market properties available for rental to vacation travelers who rely on the Company’s websites to search for and find available properties. Property owners and managers pay listing fees to provide detailed listings of their properties on the Company’s websites and reach a broad audience of travelers seeking vacation rentals. Listing fees are typically annual subscriptions or payments on a performance basis, based on bookings or inquiries made by travelers to property owners and managers. A listing includes published detailed property listings, including photographs, descriptions, location, pricing, availability and contact information. The Company also sells, itself or through third parties, complementary products, including travel guarantees, insurance products and property management software and services. Travelers use the network of websites to search for vacation rentals that meet their desired criteria, including location, size and price. Travelers that find properties that meet their requirements through the Company’s marketplace are able to contact property owners and managers directly by phone or through form-based communication tools on the Company’s websites.

The Company is a Delaware corporation headquartered in Austin, Texas.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of HomeAway, Inc. and all of its wholly and majority owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, for interim financial reporting and applicable quarterly reporting regulations of the Securities and Exchange Commission, or the SEC. All significant intercompany transactions and balances have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying interim unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting of normal recurring adjustments and those items discussed in these Notes, necessary for a fair presentation of the Company’s financial position, as of June 30, 2014, the results of operations for the three and six months ended June 30, 2014 and June 30, 2013, the comprehensive income for the three and six months ended June 30, 2014 and June 30, 2013, the cash flows for the six months ended June 30, 2014 and June 30, 2013, and the changes in stockholders’ equity for the six months ended June 30, 2014. Certain information and disclosures normally included in the notes to the annual financial statements prepared in accordance with GAAP have been omitted from these interim condensed consolidated financial statements pursuant to the rules and regulations of the SEC. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. Operating results for this interim period are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or for any other period.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. These differences could have a material effect on the Company’s future results of operations and financial position. Significant items subject to estimates and assumptions include certain unbilled revenues, the allowance for doubtful accounts, the fair value of short-term investments, the carrying amounts of goodwill and other indefinite-lived intangible assets, depreciation and amortization, the valuation of stock options, deferred income taxes and the fair value of noncontrolling interests.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To increase the comparability of fair value measures, the following hierarchy prioritizes the inputs to valuation methodologies used to measure fair value:

Level 1:	Valuations based on quoted prices for identical assets and liabilities in active markets.

Level 2:	Valuations based on observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

Level 3:	Valuations based on unobservable inputs reflecting the Company’s own assumptions, consistent with reasonably available assumptions made by other market participants. These valuations require significant judgment.

The following section describes the valuation methodologies used to measure certain financial assets and financial liabilities at fair value.

Cash Equivalents, Restricted Cash and Short-Term Investments

The Company’s cash equivalents, restricted cash and short-term investments classified as Level 1 are valued using quoted prices generated by market transactions involving identical assets. Short-term investments classified as Level 2 are valued using non-binding market consensus prices that are corroborated with observable market data; quoted market prices for similar instruments in active markets; or pricing models, such as a discounted cash flow model, with all significant inputs derived from or corroborated with observable market data. The Company did not hold any cash equivalents, restricted cash or short-term investments categorized as Level 3 as of June 30, 2014 or December 31, 2013.

Short-term investments include certificates of deposit, corporate bonds, municipal bonds and commercial paper and are classified as available-for-sale and reported at fair value using the specific identification method. Unrealized gains and losses are excluded from earnings and reported as a component of other comprehensive income (loss), net of related estimated tax provisions or benefits. Additionally, the Company periodically assesses whether an other than temporary impairment loss on investments has occurred due to declines in fair value or other market conditions. Declines in fair value that are considered other than temporary are recorded as an impairment in the consolidated statement of operations. The Company did not record any impairments of its investments for any of the periods presented.

The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued liabilities and deferred revenue approximate fair value because of the relatively short maturity of these instruments.

The following table summarizes the basis used to measure certain financial assets at fair value on a recurring basis in the Company’s consolidated balance sheets at June 30, 2014 (in thousands):

	Balance as of June 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents
Money market funds	$353,674	$353,674	$—	$—
Corporate and municipal bonds	11,094	—	11,094	—

Total cash equivalents	364,768	353,674	11,094	—
Restricted cash
Money market funds	1,618	1,618	—	—

Total restricted cash	1,618	1,618	—	—
Short-term investments
Certificates of deposit	20,958	—	20,958	—
Corporate bonds	208,050	—	208,050	—
Municipal bonds	46,604	—	46,604	—
Commercial paper	23,984	—	23,984	—

Total short-term investments	299,596	—	299,596	—

Total financial assets	$665,982	$355,292	$310,690	$—

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

Cash and Cash Equivalents

Cash and cash equivalents include investments in money market funds, corporate and municipal bonds and certificates of deposit that are readily convertible into cash. Cash and cash equivalents are stated at cost, which approximates fair value. The Company considers all highly liquid investments purchased with an original maturity date of three months or less to be cash equivalents. Cash and cash equivalents consisted of the following at June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014	December 31, 2013
Demand deposit accounts	$128,185	$298,157
Money market funds	353,674	26,451
Corporate and municipal bonds	11,094	—

Total	$492,953	$324,608

Restricted Cash

Restricted cash of $1,618,000 and $2,180,000 at June 30, 2014 and December 31, 2013, respectively, was held in accounts owned by the Company in conjunction with property license requirements and leased office space and to secure credit card availability and reimbursable direct debits due from the Company.

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

Cash flows from purchases, sales and maturities of available-for-sale securities are classified as cash flows from investing activities and reported gross, including any related premiums or discounts. Premiums related to purchases of available-for-sale securities were $3,168,000 and $6,435,000 during the six months ended June 30, 2014 and 2013, respectively. Fair values are based on quoted market prices. Short-term investments consisted of the following at June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014
	Gross Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Certificates of deposit	$20,959	$—	$(1)	$20,958
Corporate bonds	208,278	32	(260)	208,050
Municipal bonds	46,541	69	(6)	46,604
Commercial paper	23,984	—	—	23,984

Total short-term investments	$299,762	$101	$(267)	$299,596

	December 31, 2013
	Gross Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Certificates of deposit	$2,055	$—	$(1)	$2,054
Corporate bonds	33,274	33	(50)	33,257
Municipal bonds	31,486	16	(15)	31,487

Total short-term investments	$66,815	$49	$(66)	$66,798

For fixed income securities that have unrealized losses as of June 30, 2014, the Company does not intend to sell any of these investments and it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. The Company has evaluated these fixed income securities and determined that no credit losses exist. Accordingly, the Company has determined that the unrealized losses on fixed income securities as of June 30, 2014 are temporary in nature.

The following table summarizes the contractual underlying maturities of the Company’s short-term investments at June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014
	Less than 12 Months	12 Months or Greater	Total
Certificates of deposit	$20,709	$249	$20,958
Corporate bonds	134,901	73,149	208,050
Municipal bonds	18,301	28,303	46,604
Commercial paper	23,984	—	23,984

Total short-term investments	$197,895	$101,701	$299,596

	December 31, 2013
	Less than 12 Months	12 Months or Greater	Total
Certificates of deposit	$500	$1,554	$2,054
Corporate bonds	11,164	22,093	33,257
Municipal bonds	3,031	28,456	31,487

Total short-term investments	$14,695	$52,103	$66,798

Non-marketable Cost Investment

During the six months ended June 30, 2014, the Company invested an additional $9,385,000 for a non-controlling equity interest in a privately-held company in China. As of June 30, 2014, the total carrying value of the Company’s investment in the privately-held company was $19,498,000. The Company’s investment in the privately-held company is reported using the cost method of accounting or marked down to fair value when an event or circumstance indicates an other-than-temporary decline in value has occurred. No event or circumstance indicating an other-than-temporary decline in value of the Company’s interest in the non-marketable cost investment was identified. This investment is recorded in other non-current assets on the consolidated balance sheets.

Accounts Receivable

Accounts receivable are primarily generated from three sources. Amounts due from credit card merchants who process the Company’s credit card sales from property listings and remit the proceeds to the Company are the primary source of accounts receivable. Accounts receivable are also generated from Internet display advertising amounts due in the ordinary course of business as well as amounts due to the Company for property listings, other products purchased on account or amounts due from partners who provide products and services such as advertising the properties of our property owners and managers on their websites, insurance products and payment processing services. Accounts receivable from Internet display advertising revenue and products purchased on account are recorded at the invoiced amount and are non-interest bearing. Accounts receivable outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance for doubtful accounts by estimating losses on receivables based on known troubled accounts and historical experiences of losses incurred.

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

The Company capitalizes certain internally developed software and website development costs. These capitalized costs were approximately $34,440,000 and $30,523,000 at June 30, 2014 and December 31, 2013, respectively, and are included in property and equipment, net, in the consolidated balance sheets. Internally developed software costs are generally depreciated over five years.

The Company recorded depreciation expense on internally developed software and website development costs as follows for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Depreciation expense on internally developed software and website development costs	$1,323	$1,020	$2,617	$1,752

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

Impairment of Long-lived Assets

The Company evaluates long-lived assets held for use, such as property and equipment, for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. An impairment loss is recognized when estimated future undiscounted cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When an impairment loss is recognized, the carrying amount of the asset is reduced to its estimated fair value in the period in which the determination is made. No material impairments of long-lived assets have been recorded during any of the periods presented.

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

The Company sells gift cards with no expiration date to travelers and does not charge administrative fees on unused cards. There is a portion of the gift card obligation that, based on historical redemption patterns, will not be used by the Company’s customers and is not required to be remitted to relevant jurisdictions (“breakage”). At the point of sale, the Company recognizes breakage as deferred revenue and amortizes it over 48 months based on historical redemption patterns. The Company also records commission revenue for each gift card sale over the same 48-month redemption period.

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

The Company uses the “with and without” approach in determining the order in which tax attributes are utilized. As a result, the Company only recognizes a tax benefit from stock-based awards in additional paid-in capital if an incremental tax benefit is realized after all other tax attributes currently available to the Company have been utilized. When tax deductions from stock-based awards are less than the cumulative book compensation expense, the tax effect of the resulting difference is charged first to additional paid-in capital to the extent of the Company’s pool of windfall tax benefits with any remainder recognized in income tax expense. The Company has determined that it has a sufficient windfall pool available and therefore no amounts have been recognized in income tax expense. In addition, the Company accounts for the indirect effects of stock-based awards on other tax attributes through the consolidated statements of operations.

The benefits of tax deductions in excess of recognized compensation costs are reported as financing cash inflows, but only when such excess tax benefits are realized by a reduction to current taxes payable.

The following table summarizes the excess tax (expense) benefit that the Company recorded for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Excess tax (expense) benefit from stock-based compensation	$(2,358)	$2,887	$1,221	$4,245

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

The Company may be subject to income tax audits by the respective tax authorities in any or all of the jurisdictions in which the Company operates. The Company is currently undergoing an audit at its subsidiary in the United Kingdom. Significant judgment is required in determining uncertain tax positions. The Company recognizes the benefit of uncertain income tax positions only if these positions are more likely than not to be sustained. Also, the recognized income tax benefit is measured at the largest amount that is more than 50% likely of being realized. The Company adjusts these reserves in light of changing facts and circumstances, such as the closing of an audit or the refinement of an estimate. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records interest and penalties related to unrecognized tax benefits as a component of income tax expense. The countries in which the Company may be subject to potential examination by tax authorities include Australia, Brazil, Colombia, France, Germany, Italy, the Netherlands, New Zealand, Singapore, Spain, Switzerland, Thailand, the United Kingdom and the United States.

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

The following table summarizes the foreign exchange gain (loss) that the Company recorded for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Foreign exchange gain (loss)	$(2,464)	$67	$(4,990)	$(1,468)

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

The following tables show the fair value and notional principal amounts of the Company’s outstanding or unsettled derivative instruments that are not designated as hedging instruments at June 30, 2014 and December 31, 2013 (in thousands). In addition to the notional amounts listed below, the Company also had $170,000,000 of derivatives entered into on June 30, 2014 that had a fair value of zero on June 30, 2014.

	Balance Sheet Caption	June 30, 2014
		Significant Other Observable Inputs (Level 2)			U.S. Dollar Notional
		Gross Amount of Recognized Assets/Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amount Presented in the Balance Sheet
Foreign exchange-forward contracts (current)	Prepaid expenses and other current assets	$274	$—	$274	$26,592
Foreign exchange-forward contracts (current)	Accrued expenses	(6,494)	2,159	(4,335)	616,669

	Total	$(6,220)	$2,159	$(4,061)	$643,261

	Balance Sheet Caption	December 31, 2013
		Significant Other Observable Inputs (Level 2)			U.S. Dollar Notional
		Gross Amount of Recognized Assets/Liability	Gross Amounts Offset in the Balance Sheet	Net Amount Presented in the Balance Sheet
Foreign exchange-forward contracts (current)	Prepaid expenses and other current assets	$363	$—	$363	$20,520
Foreign exchange-forward contracts (current)	Accrued expenses	(979)	—	(979)	84,292

	Total	$(616)	$—	$(616)	$104,812

Net Income Per Share Attributable to HomeAway, Inc.

Basic net income per share is computed by dividing net income attributable to HomeAway, Inc. by the weighted average number of common shares outstanding during the period. Diluted income per share is computed by dividing net income attributable to HomeAway, Inc. by the weighted average common shares outstanding plus potentially dilutive common shares. The dilutive effect of outstanding options, warrants and awards is reflected in diluted earnings per share by application of the treasury stock method.

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

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued amended guidance for reporting discontinued operations and disposals of components of an entity. The amended guidance requires that a disposal representing a strategic shift that has or will have a major effect on an entity’s financial results, or a business activity classified as held for sale, should be reported as discontinued operations. This new guidance also expands the disclosure requirements for discontinued operations and adds new disclosures for individually significant dispositions that do not qualify as discontinued operations. The amended guidance is effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2014. Early adoption is permitted only for disposals that have not been previously reported. This guidance is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In May 2014, the FASB issued Accounting Standard Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. The updated standard is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2016. The Company has not yet selected a transition method and is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

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

Of the total consideration paid, $250,000 of the cash consideration was deposited in escrow as security for the benefit of the Company against breaches of representations and warranties, covenants and certain other expressly enumerated matters by the sellers. The escrow funds not used to satisfy such seller obligations will be released to the sellers two business days following the first anniversary date of the acquisition. In addition, $250,000 of the total cash consideration was deposited in escrow as security and pending final net working capital related purchase price adjustments. The net working capital related escrow funds were released in June 2014.

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

The following table summarizes the Company’s acquisition during the six months ended June 30, 2014, with amounts shown below as fair values at the acquisition date (in thousands):

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

Stayz

In December 2013, the Company acquired 100% of the outstanding stock of Stayz Pty Limited (“Stayz”), the leading online vacation rental marketplace in Australia, for total consideration of approximately $197,820,000. Consideration included $196,739,000 in cash paid directly to the sellers and $1,081,000 paid to the sellers in April 2014 based on completed working capital purchase price adjustments pursuant to the purchase agreement. The Company incurred approximately $3,802,000 in direct acquisition costs, all of which were expensed as incurred, and are included in general and administrative expenses in the consolidated statement of operations. The Company also entered into certain transitional service agreements with the prior owners of Stayz to have accounting, infrastructure and support services provided to the Company for a defined period of time in 2014. Amounts paid for these services are recorded as incurred and are included in the Company’s consolidated results as general and administrative expenses.

The following unaudited pro forma supplemental information presents an aggregated summary of the results of operations of the Company for the three and six months ended June 30, 2013 and the year ended December 31, 2013, assuming the completion of the 2013 acquisition of Stayz occurred on January 1, 2012 (in thousands).

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

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013	Year Ended December 31, 2013
Pro forma total revenue	$92,086	$179,445	$370,620
Pro forma net income	6,980	13,944	28,687

4. Goodwill and Other Intangible Assets

Goodwill

Changes in the Company’s goodwill balance for the year ended December 31, 2013 and the six months ended June 30, 2014 are summarized in the table below (in thousands):

Balance at December 31, 2012	$312,412
Acquired in business combinations	198,124
Foreign currency translation adjustment	(2,925)

Balance at December 31, 2013	507,611
Acquired in business combinations	11,647
Foreign currency translation adjustment	12,450
Post-acquisition goodwill adjustment for the Stayz acquisition	511

Balance at June 30, 2014	$532,219

Pursuant to its goodwill and intangible assets accounting policy, the Company records goodwill adjustments for the effect on goodwill of changes to net assets and liabilities acquired during the measurement period (up to one year from the date of an acquisition). The goodwill arising from the Stayz acquisition was increased by $511,000 up to $178,288,000 due to certain income taxes and changes in fair value estimates derived from additional information gained during the measurement period. Goodwill adjustments were not significant to the Company’s previously reported operating results or financial position. Therefore, the Company elected not to retrospectively adjust the acquisition date accounting and instead recorded the adjustment in the six months ended June 30, 2014.

Intangible Assets

The Company’s intangible assets, excluding goodwill, consist of intangible assets acquired primarily in business combinations and were recorded at their estimated fair values on the date of acquisition. The finite-lived intangible assets that are being amortized are summarized in the table below (in thousands):

		June 30, 2014			December 31, 2013
	Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade names and trademarks	10	$31,896	$(6,694)	$25,202	$30,066	$(5,050)	$25,016
Developed technology	2-8	35,495	(25,436)	10,059	31,513	(23,646)	7,867
Customer relationships	6-14	83,137	(44,894)	38,243	80,510	(41,739)	38,771
Noncompete agreements and domain names	2-5	5,509	(3,634)	1,875	5,163	(3,181)	1,982

Total		$156,037	$(80,658)	$75,379	$147,252	$(73,616)	$73,636

Amortization of noncompete agreements is recorded over the term of the agreements.

The following table summarizes the amortization expense that the Company recorded for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Amortization expense	$3,492	$2,995	$6,766	$6,175

The Company has the following indefinite-lived intangible assets recorded in its consolidated balance sheet as of June 30, 2014 and December 31, 2013, respectively (in thousands):

	June 30, 2014	December 31, 2013
Trademarks, trade names and other	$7,029	$7,029

5. Accrued Expenses

The Company’s accrued expenses are comprised of the following at June 30, 2014, and December 31, 2013 (in thousands):

	June 30, 2014	December 31, 2013
Compensation and related benefits	$17,688	$21,700
Gift cards	5,067	6,090
Contracting, consulting and professional fees	3,052	4,494
Taxes	6,411	3,425
Marketing	6,569	3,197
Foreign exchange – forward contracts	4,335	979
Traveler guarantee liability	1,821	956
Other	8,675	13,784

Total	$53,618	$54,625

6. Convertible Senior Notes

Convertible Senior Notes

(In thousands)	Par Value	Equity Component Recorded at Issuance		Liability Component of Par Value as of
				June 30, 2014	December 31, 2013
0.125% Convertible Senior Notes due April 1, 2019	$402,500	$90,887	(1)	$307,360	$—

(1)	This amount represents the equity component recorded at the initial issuance of the 0.125% convertible senior notes.

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

As of June 30, 2014, the Notes are not yet convertible.

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

The Notes consist of the following (in thousands):

	June 30, 2014	December 31, 2013
Liability component:
Principal:
0.125% Senior Notes	$402,500	$—
Less: debt discount, net
0.125% Senior Notes	(95,140)	—

Net carrying amount	$307,360	$—

The Notes are included in the consolidated balance sheets within Convertible senior notes, net, which are classified as a noncurrent liability. The debt discount is amortized over the life of the Notes using the effective interest rate method.

The total estimated fair value of the Company’s Notes at June 30, 2014 was $315.6 million. The fair value of the Notes was determined based on inputs that are observable in the market (Level 2).

Based on the closing price of the Company’s common stock of $34.82 on June 30, 2014, the if-converted value of the Notes was less than their principal amount.

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

Separately, in March 2014, the Company also entered into warrant transactions (the “Warrants”), whereby the Company sold warrants to acquire, subject to anti-dilution adjustments, shares of the Company’s common stock at $81.14 per share. The Warrants have a term of five years from the date of issuance. If the average market value per share of the Company’s common stock for the reporting period, as measured under the Warrants, exceeds the strike price of the Warrants, the Warrants would have a dilutive effect on the Company’s earnings per share if the Company reports net income for fiscal 2014. The Warrants were anti-dilutive for the period ending June 30, 2014. The Warrants are separate transactions, entered into by the Company and are not part of the terms of the Notes or Note Hedges. Holders of the Notes will not have any rights with respect to the Warrants.

Interest Expense

The following table sets forth total interest expense recognized related to the Notes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
0.125% coupon	$126	$—	$126	$—
Amortization of debt issuance costs	13	—	13	—
Amortization of debt discount	4,316	—	4,316	—

Total	$4,455	$—	$4,455	$—

7. Commitments and Contingencies

Leases

The Company leases its facilities and certain office equipment under noncancellable operating leases.

The following table summarizes the total rental expense that the Company recorded for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Rental expense	$1,783	$1,262	$3,223	$2,494

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

Expected future claims for traveler guarantees, which are presented as a current liability in the Company’s consolidated balance sheets, and changes for the guarantees are as follows (in thousands):

Traveler guarantee liability at December 31, 2012	$566
Costs accrued for new vacation rentals	2,230
Guarantee obligations honored	(1,840)

Traveler guarantee liability at December 31, 2013	$956
Costs accrued for new vacation rentals	2,054
Guarantee obligations honored	(1,189)

Traveler guarantee liability at June 30, 2014	$1,821

The Company maintains a guarantee of £5,000,000 (approximately $8,557,000 as of June 30, 2014) in favor of a bank in the United Kingdom for extending credit to the Company in connection with the wholly owned United Kingdom subsidiary’s business of collecting its subscription revenue in advance via credit card payments.

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

8. Stock-Based Compensation

During the three and six months ended June 30, 2014, the Company issued an aggregate of 1,129,158 and 1,248,246 restricted stock units, respectively, under its 2011 Equity Incentive Plan (the “2011 Plan”), for an aggregate fair value of $41,287,000 and $46,356,000, respectively. Additionally, during the three and six months ended June 30, 2014, the Company issued an aggregate of 763,584 and 822,155 options, respectively, to purchase common stock under the 2011 Plan for an aggregate fair value of $10,315,000 and $11,291,000, respectively.

The following table summarizes the total stock-based compensation expense that the Company recorded for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Cost of revenue	$867	$827	$1,568	$1,672
Product development	3,390	2,501	6,104	4,228
Sales and marketing	2,933	2,278	5,105	3,886
General and administrative	5,500	4,530	10,134	7,806

Total	$12,690	$10,136	$22,911	$17,592

9. Redeemable Noncontrolling Interests

During the year ended December 31, 2013, the Company acquired 68.5% of the outstanding stock of travelmob Pte. Ltd. and 55% of the outstanding stock of Bookabach Limited. The redeemable noncontrolling interests are reported on the Consolidated Balance Sheets in mezzanine equity in “Redeemable noncontrolling interests.”

Changes in the Company’s redeemable noncontrolling interests for the year ended December 31, 2013 and the six months ended June 30, 2014 are summarized in the table below (in thousands):

Balance at December 31, 2012	$—
Fair value at acquisition	10,966
Net loss attributable to noncontrolling interests	(395)
Currency translation adjustments	13

Balance at December 31, 2013	$10,584
Net loss attributable to noncontrolling interests	(718)
Currency translation adjustments	17

Balance at June 30, 2014	$9,883

10. Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consists of the following at June 30, 2014 and December 31, 2013, respectively (in thousands):

	June 30, 2014	December 31, 2013
Foreign currency translation	$1,602	$(6,728)
Unrealized losses on short-term investments	(170)	(19)

Total	$1,432	$(6,747)

11. Income Taxes

The following table summarizes the total income tax expense that the Company recorded, and the related effective tax rate, for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Income tax expense	$2,676	$3,286	$5,064	$4,831
Effective tax rate	43.8%	37.5%	40.0%	31.0%

At June 30, 2014, the Company’s effective tax rate estimate for the year ended December 31, 2014 differed from the statutory rate primarily due to the non-deductible stock compensation charges and state taxes, which is partially offset by the benefit of disqualifying dispositions of incentive stock options, adjustments to the recognized value of federal and Texas research and experimentation tax credit carryforwards and the effect of different statutory tax rates in foreign jurisdictions. At June 30, 2013, the Company’s effective tax rate estimate for the year ended December 31, 2013 differed from the statutory rate primarily due to non-deductible stock compensation charges, state taxes, amortization of tax charges on the intercompany sale of assets that were deferred in prior periods, which was partially offset by the benefit of disqualifying dispositions of incentive stock options, the effect of different statutory tax rates in foreign jurisdictions, and the federal research and experimentation tax credit.

12. Net Income Per Share Attributable to HomeAway, Inc.

The following table sets forth the computation of basic and diluted net income per share of common stock (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Numerator
Net income attributable to HomeAway, Inc.	$3,867	$5,470	$8,310	$10,765

Denominator
Weighted average common shares outstanding-basic	93,671	84,920	93,188	84,482
Dilutive effect of stock options, warrants and restricted stock units	2,340	2,727	3,014	2,701

Weighted average common shares outstanding-diluted	96,011	87,647	96,202	87,183

Net income per share:
Basic	$0.04	$0.06	$0.09	$0.13
Diluted	$0.04	$0.06	$0.09	$0.12

The following common equivalent shares were excluded from the calculation of net income per share as their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Stock options	2,565	3,525	1,864	3,368
Restricted stock units	841	3	37	467
Warrants	7,716	—	7,716	—

Total common equivalent shares excluded	11,122	3,528	9,617	3,835

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

Overview

We operate the world’s largest online marketplace for the vacation rental industry. Our marketplace brings together millions of travelers seeking vacation rentals online with hundreds of thousands of property owners and managers of vacation rental properties located in 190 countries around the world. Our portfolio includes leading vacation rental websites in Australia, Brazil, France, Germany, New Zealand, Singapore, Spain, the United Kingdom and the United States. During the three and six months ended June 30, 2014, according to our internal metrics, our websites attracted approximately 230 million and 475 million website visits, respectively, and as of June 30, 2014, our global marketplace included over one million paid listings.

In the second quarter of 2014, consistent with our stated strategy, we focused our efforts on providing the largest selection of properties to travelers and the most qualified inquiries and bookings to property owners and managers. We added over 265,000 paid listings, net of non-renewals, to our network from June 30, 2013 to June 30, 2014, representing a 34.2% growth rate over the comparable prior year period.

Historically, property owners and managers have paid us to list on our marketplace by paying for a subscription that generally is for an annual period. Our listing business, which is made up largely of subscription listings, comprises the majority of our revenues at 82.7% for both the three and six months ended June 30, 2014, as compared to 84.8% and 84.5% for the three and six months ended June 30, 2013, respectively. We continued to improve monetization of our paid listing base from pricing and product changes through continued adoption of our tiered pricing structure, where available, and from an increase in purchases by property owners and managers of bundled listings products. This improved monetization can be seen in the increase of our average revenue per subscription listing from $416 in the second quarter of 2013 to $473 in the second quarter of 2014. For the three and six months ended June 30, 2014, average revenue per subscription listing, excluding the impact of foreign exchange rates, increased by 11.5% and 11.1% as compared to the three and six months ended June 30, 2013, respectively. Tiered pricing allows property owners and managers with paid subscriptions to improve their position in search results by purchasing a higher subscription level or tier. We believe property owners and managers increasingly will elect to purchase higher tiers, which would increase average revenue per subscription listing in future periods. At the same time, by keeping base prices low, we believe the number of paid listings can continue to grow. Although we plan to launch tiered pricing on our other websites as well, we may use different strategies as we enter new markets and geographies or attempt to further penetrate the professional property manager market, which could result in lower average revenue per listing.

Enablement of e-commerce on our websites has been and will continue to be a focus for our Company. In the second quarter of 2014, we continued to see adoption of our online payments platform, which is currently available on HomeAway.com and VRBO.com in the United States, HomeAway.co.uk in the United Kingdom, Abritel.fr in France and HomeAway.de in Germany. Subscribers are encouraged but not required to use the platform. Those owners and managers who are not fully integrated with our websites, who elect to pay by commission, are required to accept bookings and payments online via the platform. Using this platform enables property owners and managers to respond to and manage inquiries, prepare and send rental quotes and payment invoices. It also allows travelers to book online, including via online rental agreements and to process online payments via credit card or eCheck. Additionally in some countries, property owners and managers can make value-added products available for purchase. We believe that adoption and increased use of our payments platform over time will allow us to earn more revenue from ancillary products while providing a more secure and efficient payment mechanism for travelers. We plan to introduce new products and services for travelers, property owners and managers, which we believe will provide further opportunities to generate revenue through our marketplace.

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

Key financial highlights for the three months ended June 30, 2014 include the following:

•	Total revenue was $114.3 million compared to $86.6 million in the second quarter of 2013, or an increase of 31.9%;

•	Percentage of total revenue from outside the United States was 42.7% in the second quarter, compared to 39.2% in the second quarter of 2013; total revenue from outside the United States in the second quarter of 2014 included 35.2% from Europe and 7.5% from South America and the Asia Pacific region;

•	Listing revenue was $94.5 million compared to $73.4 million in the second quarter of 2013 and contributed 82.7% of total revenue compared to 84.8% in the second quarter of 2013;

•	Net income attributable to HomeAway, Inc. was $3.9 million compared to $5.5 million in the second quarter of 2013, or a decrease of 29.3%;

•	Cash from operating activities was $45.9 million compared to $21.8 million in the second quarter of 2013, or an increase of 110.5%, which includes a positive impact from an excess tax expense as a result of stock-based compensation of $2.4 million compared to a negative impact for an excess tax benefit of $2.9 million in the second quarter of 2013;

•	Adjusted EBITDA was $33.0 million compared to $24.8 million in the second quarter of 2013, or an increase of 32.7%; Adjusted EBITDA as a percentage of revenue was 28.8%, an increase of approximately 10 basis points from 28.7% in the second quarter of 2013;

•	Free cash flow was $35.0 million compared to $19.2 million in the second quarter of 2013, or an increase of 82.5%; on a trailing twelve month basis, free cash flow increased 24.7% to $114.2 million from $91.6 million in the comparable trailing twelve month period for the prior year;

•	Non-GAAP net income was $14.3 million, or $0.15 per diluted share, compared to non-GAAP net income of $14.0 million, or $0.16 per diluted share, in the second quarter of 2013; and

•	Cash, cash equivalents and short-term investments as of June 30, 2014 were $792.5 million.

For further discussion regarding Adjusted EBITDA, free cash flow and non-GAAP net income, along with reconciliations of such numbers to the most directly comparable financial measures calculated and presented in accordance with GAAP, please see the information under the caption “Discussion of Non-GAAP Financial Measures” in Item 2 of this Quarterly Report on Form 10-Q.

Acquisitions

Since our inception, we have acquired 22 businesses as part of our growth strategy. Each of these acquisitions has been accounted for using the acquisition method of accounting. Accordingly, the financial statements for these businesses have been included in our consolidated financial results since the applicable acquisition dates. The most recent acquisition was in March 2014, when we acquired Glad to Have You, Inc. Glad To Have You is the creator of a mobile guest management solution that is designed for property managers and homeowners to improve the way they manage and communicate with guests during their vacation rental stay. We believe that this acquisition will enable us to enhance our travelers’ vacation rental stay experience and provide our owners and managers with additional tools to help them manage their vacation rentals.

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

Growth Opportunities and Trends

Our ability to continue to grow our revenue will depend largely on increasing the number of paid listings, increasing revenue per listing and increasing revenue from other products and services through our marketplace. This includes our ability to successfully enable e-commerce transactions on our websites, including allowing for online payments and online booking, and commission-based revenue streams for vacation rental listings including pay-per-booking listings. We continually assess opportunities for strategic acquisitions. We also use direct and indirect marketing as well as telesales to reach owners, professional property managers and travelers. We have seen other companies launch online businesses offering vacation rentals or other alternatives to hotels. We believe that the growing awareness of vacation rentals, as a favorable alternative to hotels, has and will continue to support growth of our business. In the future, we believe it will be important for us to not only use marketing to grow the industry, but to also support our brand.

Expenses

Our expenses are primarily composed of salaries and related expenses, marketing and professional fees. Our expenses from year to year may fluctuate due to timing of specific events or projects. We will continue to increase expenses across the organization on an annual basis to support our growth and expect our cost of revenue to grow in absolute dollars but remain consistent as a percentage of revenue in 2014. We expect to incur higher expenses for product development as we record a full year impact of personnel hired in 2013 and as we hire additional personnel to develop new features and products and expect product development expenses to increase as a percentage of revenue in 2014. We expect to incur higher expenses in both absolute dollars and as a percentage of revenue in 2014 for sales and marketing as we continue to build our sales team to address the professional property managers, increase our marketing activities to generate additional traveler demand to support both subscription and performance based listings and continue to build brand and category awareness. The level of increased expenses related to demand driven marketing activities during 2014 will be determined based on the results of those activities. We expect to incur higher expenses in absolute dollars and remain relatively flat as a percentage of revenue in 2014 for general and administrative expenses as we support the growth of our business internationally and the requirements of being a publicly traded company. We plan for additional capital investments in 2014 to support the growth of our business and expect our investment in capital expenditures to increase as a percentage of revenue as compared to 2013, primarily due to the expansion of our office facilities in Austin, Texas. We believe that the reorganization of our global corporate structure will lower our tax expense over the longer term, and we are continuously seeking to optimize tax expense in line with our global expansion plans.

Key Business Metrics

In addition to traditional financial and operational metrics, we use the following business metrics to monitor and evaluate results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Paid listings, end of period	1,040,547	775,232	1,040,547	775,232
Average revenue per subscription listing	$473	$416	$459	$407
Renewal rate, end of period	72.8%	72.4%	72.8%	72.4%
Visits to websites (in millions)	230	201	475	408

Following the migration of VRBO.com to our global technology platform in 2012, property owners and managers that have listings on both HomeAway.com and VRBO.com are able to consolidate their listings into one listing that is displayed on both websites. Additionally, the platform consolidation allows property owners and managers to purchase bundled listings that include display on both HomeAway.com and VRBO.com. As a result, we now count each of these bundled listings as one listing. This impacts the comparability of our current period reported metrics to our previously reported historical metrics for paid listings, renewal rate and average revenue per listing. As it has been over one year since the migration of VRBO.com to our global platform, a majority of customers who had listings on both VRBO.com and HomeAway.com, have consolidated their listings. However, some customers still have listings on both websites. As a result, further consolidations will continue to impact the comparability of our results. In the three months ended June 30, 2014, we migrated Homelidays.com to our global technology platform and expect to see consolidation of subscription listings in the coming year. Furthermore, we expect that there will be future platform migrations for certain of our websites, such as the future migration of Stayz.com.au to our global technology platform. When this occurs, property owners and managers who have purchased subscriptions on the website being migrated as well as other HomeAway websites will be given the opportunity to consolidate their listings through the purchase of a bundled listing. We expect these migrations will also impact comparability of our operating metrics. We will disclose and discuss the trends of the business resulting from these consolidated listings when there is a significant impact to the operating metrics.

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

Paid Listings. In the three months ended June 30, 2014 and 2013, 82.7% and 84.8%, respectively, of our revenue was derived from paid listings. We regularly track paid listings as a key revenue growth indicator and to identify trends in our business and industry. From June 30, 2013 to June 30, 2014, paid listings increased by 34.2%, contributing to listing revenue growth of 28.7%. The growth in paid listings is due to our marketing and selling new and additional listings to property owners and managers, the introduction of pay-per-booking listings, listings acquired in acquisitions and organic growth from property owners and managers who become aware of our websites and choose to market their properties. From June 30, 2013 to June 30, 2014, we reduced the number of pay-per-lead listings and added a significant number of pay-per-booking listings, resulting in a net impact of 328.5% ending listing growth from performance-based listings. A portion of the growth in listings came from 2013 acquisitions of travelmob Pte. Ltd. (“travelmob”), Bookabach Limited (“Bookabach”) and Stayz, which added approximately 73,000 paid listings to our network, most of which are performance-based listings. Growth in new listings is partially offset by loss of listings through attrition and through consolidations.

Adjusting for the impact of consolidated listings and new bundled listings, we estimate that our paid listing growth would have been approximately 36.3% from June 30, 2013 to June 30, 2014. We do not expect these changes to have any negative impact on the number of unique properties on our websites.

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

Average Revenue per Subscription Listing. We believe that trends in total revenue per listing, over an extended period, are important to understanding the value we bring to property owners and managers, and the overall health of our marketplace. As the majority of our listing business is generated from subscriptions, we use trends in revenue per subscription listing, as well as trends in paid listings, in order to formulate financial projections and make strategic business decisions. At a consolidated level, increases in revenue per subscription listing may increase our earnings or may be used for future investment. The average revenue per subscription listing may fluctuate based on the timing and nature of acquisitions, changes in our pricing, the impact of consolidated and bundled listing products, uptake of listing enhancements, changes in the pricing of enhancements, seasonality, changes in brand and listing type mix, and the impact of foreign exchange rates on our listing revenue outside of the United States.

For the three and six months ended June 30, 2014, average revenue per subscription listing was $473 and $459, respectively, an increase of 13.7% and 12.8% compared to the three and six months ended June 30, 2013, respectively. Excluding the impact of foreign exchange rates, average revenue per subscription listing would have been $464 and $452 in the three and six months ended June 30, 2014, respectively, an increase of 11.5% and 11.1% compared to the three and six months ended June 30, 2013 respectively.

Adjusting for the impact of consolidated listings and new bundled listings on the number of paid listings, our average revenue per subscription listing would have been $437 and $425 in the three and six months ended June 30, 2014, respectively, or an increase of 9.3% and 7.9% as compared to the three and six months ended June 30, 2013, respectively.

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

In order to increase revenue per subscription listing, we rely on increases in base pricing, increases in adoption of tiered pricing alternatives as well as bundled listings for our property owners and managers. We began offering tiered pricing on HomeAway.com in the United States in 2011, which allows our property owners and managers to purchase a higher subscription level to increase the position of their listings in search results. In 2012, we migrated VRBO.com in the United States to the same tiered pricing structure. Also in 2012, we launched tiered pricing on HomeAway.com.uk in the United Kingdom, Abritel.fr in France and HomeAway.de in Germany. In 2013, tiered pricing was launched on HomeAway.es in Spain, HomeAway.it in Italy and AlugueTemporada.com.br in Brazil. In 2014, tiered pricing was launched on Homelidays.com in France upon the migration of that brand to the global network. As we continue to implement tiered pricing on other websites, or change the prices or structure of tiered pricing, we may see an impact on listing sales in the current period and on revenue during the length of the subscription period.

Renewal Rate. Renewal of paid subscription listings is a key driver of revenue for our business. We track renewal rate in order to understand and improve property owners’ and managers’ satisfaction and to help us more accurately estimate our future revenue and cash flows. Our overall renewal rate increased from 72.4% at June 30, 2013 to 72.8% at June 30, 2014. This increase of 0.4% is primarily due to increased renewals in the United Kingdom and the United States. After adjusting for consolidated listings, our renewal rate as of June 30, 2014 is estimated to be 74.3%, or a decrease of 0.2% as compared to June 30, 2013.

We expect continued product improvements, demand generation for property owners and managers and the resulting increases in customer satisfaction to result in long-term improvements in renewal rates. Our renewal rate is impacted by the level of traveler demand our websites deliver to listed properties. In addition, several other factors as affect renewal rates including our property owners’ and managers’ ability to consolidate their listings, their ability to purchase geographic bundled listings and our use of promotional pricing to attract new subscribers. Additionally, our paid subscription listing renewal rate could be impacted by property owners and managers who elect to list their properties through our recently launched pay-per-booking commission offering, rather than paying a subscription fee.

The renewal rate for our subscription listings at the end of any period is defined as the percentage of those paid listings that were active at the end of the period ended twelve months prior that are still active as of the end of the reported period. Unique property subscription listings that are removed from property managers’ accounts and subsequently replaced with new subscription listings within the same property manager’s account listings are not considered as renewals in our renewal rate calculation. We include most brands in our calculation of renewal rate with the exception of BedandBreakfast.com, Toprural.com, and Bookabach.co.nz, which will remain excluded until we can further develop our database system. However, based on our review of other internal renewal rate data, we do not believe that the exclusion of these brands from the renewal rate calculation materially impacts the result. Property owners’ and managers’ satisfaction with our solutions is the primary driver of our renewal rate. We believe that property owners and managers measure their satisfaction with our websites based largely on the number of inquiries and rental bookings that they receive from travelers. When the underlying vacation properties are sold or taken off the market, the owner or manager has no further need for the listings, and this attrition is a natural and ongoing component of non-renewal of listings. We exclude pay-for-performance listings from our renewal rate analysis since they are not sold on a subscription basis.

Visits to Websites. We view visits to websites as a key indicator of growth in our brand awareness among users and our ability to provide our property owners and managers with inquiries and bookings from travelers. Growth in visits to websites will be driven by our marketing strategies and has a direct impact on our financial performance. We use a variety of tools to measure visits to our websites. These tools include solutions from third parties such as Omniture and Google Analytics. We also review third-party published reports to measure our results against comparable companies; however, these reports are frequently inconsistent with our internal measurements.

Growth in visits was 14.2% in the second quarter of 2014 as compared to the second quarter of 2013. We believe that certain quality initiatives aimed at reducing the number of visits required to secure a booking may have an impact on growth in visits. These initiatives include online booking, quotable rates, and continuous improvements to our search functionality to help travelers locate appropriate properties more quickly.

Key Components of Our Results of Operations

Revenue

We derive most of our revenue from paid subscription listings. Our customers generally pay for their subscription listings at the beginning of the listing term, and revenue is recognized monthly over the term of the listing, which is generally one year. We offer pay-for-performance listings to property owners and professional managers, which represented 5.5% and 6.1% of our revenue in the three and six months ended June 30, 2014, respectively. This offering allows the customer to list a property with no initial upfront fees and, instead, pay us fees based on traveler inquiries or commissions on bookings.

A major source of new property listings has been the introduction of pay-for-performance listings and the use of our inside sales organization which targets larger professional managers. We also generate new listings from search engines such as Google, where property owners and managers search to find vacation rental listings websites. In addition, word-of-mouth referrals are another source for new listings.

We believe that in order to grow our revenue in the future, it will be important to introduce new features and functionality for our property owners and managers, which will allow us to keep prices low while offering expanded distribution and search placement for additional fees. It will also be important for us to continually improve the functionality of our websites to attract a large audience of travelers to help ensure our property owners and managers receive sufficient inquiries and bookings.

Deferred revenue consists of payments received from listings in excess of the revenue that we have recognized from the same listings, sales from hosted software solutions for which the estimated period of the hosting relationship is longer than one year and sales of gift cards for which revenue is recognized over a period commensurate with the use of the gift card. Deferred revenue increases as a result of new and renewed listings and decreases as a result of the recognition each month of the pro-rata share of revenue from cash collected in previous periods. We expect an increase in deferred revenue on an annual basis as we grow our core listing business, but may experience seasonal decreases in deferred revenue in quarters with fewer new listings and renewals, as is discussed in more detail in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Seasonality and Quarterly Results” section of this Quarterly Report on Form 10-Q. As with other balance sheet line items, deferred revenue is reflected at the current month-end exchange rate, and the change in deferred revenue may therefore be impacted by movements in foreign currency.

We earn revenue from the sales of Internet display-based advertising on our websites, property management software licenses and related maintenance, gift cards and commissions for online reservations. We also offer other services to property owners, managers and travelers that result in revenue and royalties.

Costs and Expenses

A large component of our costs and expenses consists of personnel costs. Personnel costs include salaries, benefits, bonuses and related expenses, including stock-based compensation. We grew from 1,408 employees at June 30, 2013 to 1,705 at June 30, 2014. We expect that personnel costs will be higher in absolute dollars in 2014 than in 2013 based on an expected increase in the number of employees in 2014.

Cost of Revenue. Cost of revenue consists of salaries, benefits and related expenses and stock-based compensation of our customer service and web-hosting personnel, merchant fees charged by credit card processors, costs associated with the hosting of our websites, costs associated with payments and reserves from our Carefree Rental Guarantee, and allocated facility expenses and depreciation costs. Personnel costs include salaries, benefits, bonuses and related expenses, including stock-based compensation. To the extent that the number of paid listings on our marketplace grows and as we add more features to our websites, we intend to invest additional resources in customer service systems and personnel. Our customer service personnel help our property owners and managers use our websites to list their properties, answer their questions, and perform listing reviews and other processes as a part of our efforts to ensure quality, trust and security. Our customer service personnel also help travelers use our websites to book their travel and answer their questions. As more property owners and travelers utilize our e-commerce products and services, such as our online booking functionality on our websites, we believe that more travelers will require help from our customer service personnel. Our merchant fees are based on a contractual rate per transaction and will increase in absolute dollars as sales of listings increase, but for 2014 we expect our merchant fees to remain relatively constant and commensurate with 2013 levels, as a percentage of revenue. In general, as we add more features and functionality to our websites and anticipate an increase in the number of travelers accessing our websites, we will increase our spending on hardware and software required for hosting. We expect these additional costs to cause our cost of revenue expenses to increase in absolute dollars but remain consistent as a percentage of revenue in 2014 as compared to 2013.

We view the operation of our websites as a foundation upon which different revenue streams are generated. Cost of revenue, as described above, which includes the cost of customer service personnel, web hosting and merchant fees, directly supports our listing revenue, and was 15.3% and 16.0% of total revenue in the three months ended June 30, 2014 and 2013, respectively and 15.2% and 16.3% of total revenue in the six months ended June 30, 2014 and 2013, respectively. These same expenses support the overall operation of our websites and therefore our other revenue. There are no other material distinct costs of revenue for any period presented. The reporting of cost of revenue as one category in our consolidated financial statements is consistent with the manner in which we manage our business.

Product Development. Product development expenses consist of personnel costs, third-party contracting and consulting fees associated with our research and development, costs associated with improvements to, and maintenance of, existing services, and allocated facility expenses and depreciation costs. We have historically focused our product development efforts on increasing the functionality and enhancing the ease of use of our websites, both for property owners and managers and for travelers. We intend to increase our technology and product resources by hiring additional personnel in future periods as we anticipate an increase in the number of listings and develop new features and products. We expect these additional investments to cause our product development expenses to increase both in absolute dollars and as a percentage of revenue in 2014 as compared to 2013.

Sales and Marketing. Sales and marketing expenses consist of pay-per-click costs, online display advertising, broad reach advertising, personnel costs for our marketing, search engine optimization (“SEO”), sales staff, consulting and other services firms’ fees, expenses associated with email marketing programs and public relations expenses, and allocated facility expenses and depreciation costs. We utilize pay-per-click advertising primarily to increase the number of travelers to our websites who are seeking properties in specific geographical areas in order to increase the number of inquiries and bookings. Our sales and marketing team also focuses on increasing the placement of our websites in search rankings on Google, Bing and other search engines, which results in owner, manager and traveler acquisition at relatively little incremental expense. We intend to increase our sales expense to drive additional listing sales to professional property managers and increase marketing efforts to support our new products, increase the traffic to our websites and increase overall brand awareness. It will be particularly important for us to increase bookings to our pay-for-performance customers while also continuing to deliver bookings for our subscription-based customers. Therefore, we expect to build and enhance our internal team of marketing professionals to manage this area. We expect our sales and marketing expenses to increase both in absolute dollars and as a percentage of revenue in 2014 as compared to 2013.

General and Administrative. General and administrative expenses consist of personnel costs for our executive, finance and accounting, and management information systems personnel, professional fees for legal, audit, and other consulting services, allocated facility expenses, depreciation and other corporate overhead expenses. We expect to increase headcount to support our anticipated growth and international expansion, which will result in an increase in other expenses, such as facilities and travel. We also expect to continue to incur costs associated with operating as a public company, including increases in our finance, accounting and legal personnel, additional consulting, legal and audit fees, insurance costs, board of directors’ compensation, and costs associated with compliance with the Sarbanes-Oxley Act and other requirements. As a result, we expect our general and administrative expenses to increase in absolute dollars and remain relatively flat as a percentage of revenue in 2014 as compared to 2013.

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

Other Income (Expense)

Other income (expense) includes interest expense associated with the Notes, net of interest income earned on our excess cash, which is invested in short-term instruments. At June 30, 2014, we had operations in Australia, Brazil, Colombia, France, Germany, Italy, the Netherlands, New Zealand, Singapore, Spain, Switzerland, Thailand, the United Kingdom and the United States. As a result of operating in multiple countries, we incur gains and losses on foreign currency transactions, primarily related to the valuation of intercompany loans and short-term advances, which are included as other income (expense). Due to the issuance of the Notes in March of 2014, we expect interest expense to increase significantly in 2014 as compared to 2013. This increase will result from both cash payments related to coupon interest rates as well as non-cash amortization of the recorded debt discount over the term of the Notes.

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

Historically, we have generated most of our current taxable income outside of the United States due to net operating loss carryforwards and stock option deductions available for utilization in the United States. However, in 2014 we expect to utilize most of our available U.S. net operating loss carryforward. In 2014, we expect to pay corporate income taxes associated with our operations in Brazil, Colombia, France, Germany, the Netherlands, New Zealand, Spain, Switzerland and the United Kingdom, as well as certain states within the United States. We will continue to expand our business outside of the United States, in which case, we will become subject to further taxation based on foreign statutory tax rates in those jurisdictions where we operate, and our effective tax rate may fluctuate as a result.

In prior periods, we have benefited from the tax credit incentives under the U.S. research and experimentation tax credit extended to taxpayers engaged in qualified research and experimental activities. The tax credit expired on December 31, 2013, and as such, no benefit is reflected in our income tax expense in the six months ended June 30, 2014. If this credit is renewed under similar terms as in prior years, the result could benefit our effective tax rate.

Critical Accounting Policies and Estimates

Our consolidated financial statements include the accounts of our U.S.-based operations and our Australia, Brazil, Colombia, France, Germany, Italy, Netherlands, New Zealand, Singapore, Spain, Switzerland, Thailand and United Kingdom-based subsidiaries. Our consolidated results are prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. To the extent there are material differences between these estimates and our actual results, our consolidated financial statements will be affected.

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

Results of Operations

The following table presents our operating results and our operating results as a percentage of revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue:
Listing	$94,526	$73,432	$181,858	$140,377
Other	19,730	13,176	38,080	25,695

Total revenue	114,256	86,608	219,938	166,072
Costs and expenses:
Cost of revenue (exclusive of amortization shown separately below)	17,428	13,845	33,365	27,126
Product development	18,427	14,441	36,740	26,840
Sales and marketing	39,400	28,867	75,017	55,234
General and administrative	22,846	18,069	46,472	34,118
Amortization expense	3,492	2,995	6,766	6,175

Total costs and expenses	101,593	78,217	198,360	149,493

Operating income	12,663	8,391	21,578	16,579
Other income (expense):
Interest expense	(4,469)	—	(4,469)	—
Interest income	401	299	565	542
Other income (expense)	(2,483)	66	(5,018)	(1,525)

Total other income (expense)	(6,551)	365	(8,922)	(983)

Income before income taxes	6,112	8,756	12,656	15,596
Income tax expense	(2,676)	(3,286)	(5,064)	(4,831)

Net income	3,436	5,470	7,592	10,765
Less: Net loss attributable to noncontrolling interests	(431)	—	(718)	—

Net income attributable to HomeAway, Inc.	$3,867	$5,470	$8,310	$10,765

Net income per share attributable to HomeAway, Inc.:
Basic	$0.04	$0.06	$0.09	$0.13
Diluted	$0.04	$0.06	$0.09	$0.12

Weighted average number of shares outstanding
Basic	93,671	84,920	93,188	84,482
Diluted	96,011	87,647	96,202	87,183

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands, except per share data)
Consolidated Statements of Operations as a Percentage of Revenue:
Revenue:
Listing	82.7%	84.8%	82.7%	84.5%
Other	17.3	15.2	17.3	15.5

Total revenue	100.0	100.0	100.0	100.0
Costs and expenses:
Cost of revenue (exclusive of amortization shown separately below)	15.3	16.0	15.2	16.3
Product development	16.1	16.7	16.7	16.2
Sales and marketing	34.5	33.3	34.1	33.3
General and administrative	20.0	20.9	21.1	20.5
Amortization expense	3.1	3.5	3.1	3.7

Total costs and expenses	88.9	90.3	90.2	90.0

Operating income	11.1	9.7	9.8	10.0
Other income (expense):
Interest expense	(3.9)	—	(2.0)	—
Interest income	0.4	0.3	0.3	0.3
Other income (expense)	(2.2)	0.1	(2.3)	(0.9)

Total other income (expense)	(5.7)	0.4	(4.1)	(0.6)

Income before income taxes	5.3	10.1	5.8	9.4
Income tax expense	(2.3)	(3.8)	(2.3)	(2.9)

Net income	3.0	6.3	3.5	6.5
Less: Net loss attributable to noncontrolling interests	(0.4)	—	(0.3)	—

Net income attributable to HomeAway, Inc.	3.4%	6.3%	3.8%	6.5%

Comparison of the Three and Six Months Ended June 30, 2014 and 2013

Revenue

	Three Months Ended June 30,
	2014		2013		Change
Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Listing	$94,526	82.7%	$73,432	84.8%	$21,094	28.7%
Other	19,730	17.3	13,176	15.2	6,554	49.7

Total	$114,256	100.0%	$86,608	100.0%	$27,648	31.9%

	Three Months Ended June 30,
	2014		2013		Change
Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
United States	$65,435	57.3%	$52,619	60.8%	$12,816	24.4%
International	48,821	42.7	33,989	39.2	14,832	43.6

Total	$114,256	100.0%	$86,608	100.0%	$27,648	31.9%

	Six Months Ended June 30,
	2014		2013		Change
Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Listing	$181,858	82.7%	$140,377	84.5%	$41,481	29.5%
Other	38,080	17.3	25,695	15.5	12,385	48.2

Total	$219,938	100.0%	$166,072	100.0%	$53,866	32.4%

	Six Months Ended June 30,
	2014		2013		Change
Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
United States	$126,222	57.4%	$102,183	61.5%	$24,039	23.5%
International	93,716	42.6	63,889	38.5	29,827	46.7

Total	$219,938	100.0%	$166,072	100.0%	$53,866	32.4%

For the Three Months Ended June 30, 2014

Revenue was $114.3 million in the three months ended June 30, 2014, compared to $86.6 million in the three months ended June 30, 2013, an increase of $27.6 million, or 31.9%. Our U.S. revenue was $65.4 million, or 57.3% of our total revenue, in the three months ended June 30, 2014, compared to $52.6 million, or 60.8% of our total revenue, in the three months ended June 30, 2013.

While our overall revenue growth rate for the three months ended June 30, 2014 was 31.9%, our organic revenue growth rate was 23.8%, excluding revenue from the travelmob, Bookabach, Stayz and Glad To Have You businesses we acquired over the past 12 months, which was not included in our organic revenue growth rate. We consider growth to be organic if generated from businesses that we have owned for at least 12 months.

Listing Revenue

Our core listing business revenue increased by $21.1 million, or 28.7%, in the three months ended June 30, 2014 as compared to the three months ended June 30, 2013, due to an increased number of new listings and an increase in average revenue per subscription listing. Paid listings increased from 775,232 at June 30, 2013 to 1,040,547 at June 30, 2014, an increase of 34.2%. The growth in paid listings is due to marketing and selling new and additional listings to property owners and managers, the introduction of pay-per-booking listings, listings acquired in acquisitions and organic growth from property owners and managers who become aware of our websites and choose to market their properties. We added approximately 73,000 listings in the Asia Pacific region as part of our acquisitions of travelmob, Bookabach and Stayz. Our average revenue per subscription listing was $473 in the three months ended June 30, 2014 compared to $416 in the three months ended June 30, 2013, an increase of $57, or 13.7%. We continued to improve monetization of our paid subscription listing base from pricing and product changes through continued adoption of our tiered pricing structure and from an increase in purchases by property owners and managers of bundled listings products.

Other Revenue

Other revenue increased by $6.6 million, or 49.7%, in the three months ended June 30, 2014 compared to the three months ended June 30, 2013. Revenue from products focused on travelers and owners, such as property damage protection, trip insurance, Carefree Rental Guarantee and software products, including related maintenance and training, increased by $4.4 million in the three months ended June 30, 2014 compared to the three months ended June 30, 2013. Revenue from internet display advertising and merchant bank credit card royalties increased by $2.1 million in the three months ended June 30, 2014 compared to the three months ended June 30, 2013.

Revenue Growth in Constant Currency

We invoice and collect payments in the Euro, the British Pound, the Brazilian Reis, the Australian Dollar and the Singapore Dollar, as well as other currencies in their respective regions. As a result, our total revenue is affected by changes in the value of the

U.S. dollar relative to these other currencies. In order to provide a comparable framework for assessing how our business performed excluding the effect of foreign currency fluctuations, we analyze year-over-year revenue growth on a constant currency basis. Since we operate with the U.S. dollar as our functional currency, we calculate constant currency on revenue booked in currencies other than the U.S. dollar by comparing the exchange rates used to recognize revenue in the current period against the rates used in the comparable prior period.

In the three months ended June 30, 2014, the year-over-year growth in listing revenue measured on a constant currency basis was 26.5%, compared with 28.7% as reported. The year-over-year growth in total revenue in the three months ended June 30, 2014 measured on a constant currency basis was 29.9%, compared with 31.9% as reported.

For the Six Months Ended June 30, 2014

Revenue was $219.9 million in the six months ended June 30, 2014, compared to $166.1 million in the six months ended June 30, 2013, an increase of $53.9 million, or 32.4%. Our U.S. revenue was $126.2 million, or 57.4% of our total revenue, in the six months ended June 30, 2014, compared to $102.2 million, or 61.5% of our total revenue, in the comparable period during 2013.

While our overall revenue growth rate for the six months ended June 30, 2014 was 32.4%, our organic revenue growth rate was 23.4%, excluding revenue from the travelmob, Bookabach, Stayz and Glad To Have You businesses we acquired over the past 12 months, which was not included in our organic revenue growth rate. We consider growth to be organic if generated from businesses that we have owned for at least 12 months.

Listing Revenue

Our core listing business revenue increased by $41.5 million, or 29.5%, in the six months ended June 30, 2014 as compared to the six months ended June 30, 2013, due to an increased number of new listings and an increase in average revenue per subscription listing. Paid listings increased from 775,232 at June 30, 2013 to 1,040,547 at June 30, 2014, an increase of 34.2%. Our average revenue per subscription listing was $459 in the six months ended June 30, 2014 compared to $407 in the six months ended June 30, 2013, an increase of $52, or 12.8%.

Other Revenue

Other revenue increased by $12.4 million, or 48.2%, in the six months ended June 30, 2014 compared to the six months ended June 30, 2013. Revenue from products focused on travelers and owners, such as property damage protection, trip insurance, Carefree Rental Guarantee and software products, including related maintenance and training, increased by $8.2 million in the six months ended June 30, 2014 compared to the six months ended June 30, 2013. Revenue from internet display advertising and merchant bank credit card royalties increased by $4.1 million in the six months ended June 30, 2014 compared to the six months ended June 30, 2013.

Revenue Growth in Constant Currency

In the six months ended June 30, 2014, the year-over-year growth in listing revenue measured on a constant currency basis was 27.7%, compared with 29.5% as reported. The year-over-year growth in total revenue in the six months ended June 30, 2014 measured on a constant currency basis was 30.8%, compared with 32.4% as reported.

Cost of Revenue

	Three Months Ended June 30,
	2014		2013		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Cost of revenue	$17,428	15.3%	$13,845	16.0%	$3,583	25.9%

	Six Months Ended June 30,
	2014		2013		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Cost of revenue	$33,365	15.2%	$27,126	16.3%	$6,239	23.0%

For the Three Months Ended June 30, 2014

Cost of revenue was $17.4 million in the three months ended June 30, 2014, compared to $13.8 million in the three months ended June 30, 2013, an increase of $3.6 million, or 25.9%. A large part of the increase was due to a $967,000 increase in salaries, benefits, bonuses and related expenses, including non-cash stock-based compensation, for our customer service and web-hosting personnel. At June 30, 2014, we had 496 customer support and web-hosting operations personnel, or an increase of 10.2% from June 30, 2013. With increased customer service employees as well as increased investment in hosting equipment, we incurred a higher expense for facilities and depreciation of computer equipment, furniture and facility leasehold improvements, which increased by $279,000, or 13.5%, for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. Other increases included $887,000 in increases in equipment expenses, web hosting fees and merchant fees, $756,000 in increases in professional fees and $409,000 in increases in software licenses and maintenance for our corporate systems.

For the Six Months Ended June 30, 2014

Cost of revenue was $33.4 million in the six months ended June 30, 2014, compared to $27.1 million in the six months ended June 30, 2013, an increase of $6.2 million, or 23.0%. A large part of the increase was due to a $1.7 million increase in salaries, benefits, bonuses and related expenses, including non-cash stock-based compensation, for our customer service and web-hosting personnel. With increased customer service employees as well as increased investment in hosting equipment, we incurred a higher expense for facilities and depreciation of computer equipment, furniture and facility leasehold improvements, which increased by $543,000, or 13.6%, for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. Other increases included $1.4 million in increases in equipment expenses, web hosting fees and merchant fees, $1.3 million in increases in professional fees and $739,000 in increases in software licenses and maintenance for our corporate systems.

Product Development

	Three Months Ended June 30,
	2014		2013		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Product development	$18,427	16.1%	$14,441	16.7%	$3,986	27.6%
Capitalized software development costs	2,468	2.2	2,235	2.6	233	10.4

Total product and technology costs expensed and capitalized	$20,895	18.3%	$16,676	19.3%	$4,219	25.3%

	Six Months Ended June 30,
	2014		2013		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Product development	$36,740	16.7%	$26,840	16.2%	$9,900	36.9%
Capitalized software development costs	4,472	2.0	4,259	2.6	213	5.0

Total product and technology costs expensed and capitalized	$41,212	18.7%	$31,099	18.7%	$10,113	32.5%

For the Three Months Ended June 30, 2014

Product development expense was $18.4 million in the three months ended June 30, 2014, compared to $14.4 million in the three months ended June 30, 2013, an increase of $4.0 million, or 27.6%. A large part of the increase was due to a $3.4 million increase in salaries, benefits, bonuses and related expenses, including non-cash stock-based compensation. At June 30, 2014, we had 414 employees in product development, or an increase of 22.8% from June 30, 2013. Overall increases in headcount also drove higher facilities and depreciation expense of $501,000 in the three months ended June 30, 2014.

For the Six Months Ended June 30, 2014

Product development expense was $36.7 million in the six months ended June 30, 2014, compared to $26.8 million in the six months ended June 30, 2013, an increase of $9.9 million, or 36.9%. A large part of the increase was due to a $8.4 million increase in salaries, benefits, bonuses and related expenses, including non-cash stock-based compensation. Overall increases in headcount also drove higher facilities and depreciation expense of $1.0 million in the six months ended June 30, 2014.

Sales and Marketing

	Three Months Ended June 30,
	2014		2013		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Sales and marketing	$39,400	34.5%	$28,867	33.3%	$10,533	36.5%

	Six Months Ended June 30,
	2014		2013		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Sales and marketing	$75,017	34.1%	$55,234	33.3%	$19,783	35.8%

For the Three Months Ended June 30, 2014

Sales and marketing expense was $39.4 million in the three months ended June 30, 2014, compared to $28.9 million in the three months ended June 30, 2013, an increase of $10.5 million, or 36.5%. Salaries, benefits, bonuses and related expenses, including non-cash stock-based compensation, increased $4.7 million due to an increase in the number of our employees. At June 30, 2014, we had 559 employees in sales and marketing, or an increase of 28.8% from June 30, 2013. Overall increases in headcount also drove higher facilities and depreciation expense of $711,000. Direct marketing expenses increased by $4.6 million primarily due to increased spending on pay-per-click and display advertising as well as affiliate marketing. Other increases included $462,000 from travel expenses and professional fees.

For the Six Months Ended June 30, 2014

Sales and marketing expense was $75.0 million in the three months ended June 30, 2014, compared to $55.2 million in the six months ended June 30, 2013, an increase of $19.8 million, or 35.8%. Salaries, benefits, bonuses and related expenses, including non-cash stock-based compensation, increased $8.7 million due to an increase in the number of our employees. Overall increases in headcount also drove higher facilities and depreciation expense of $1.4 million. Direct marketing expenses increased by $8.5 million primarily due to increased spending on pay-per-click and display advertising as well as affiliate marketing. Other increases included $837,000 from travel expenses and professional fees.

General and Administrative

	Three Months Ended June 30,
	2014		2013		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
General and administrative	$22,846	20.0%	$18,069	20.9%	$4,777	26.4%

	Six Months Ended June 30,
	2014		2013		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
General and administrative	$46,472	21.1%	$34,118	20.5%	$12,354	36.2%

For the Three Months Ended June 30, 2014

General and administrative expense was $22.8 million in the three months ended June 30, 2014, compared to $18.1 million in the three months ended June 30, 2013, an increase of $4.8 million, or 26.4%. A large part of the increase was due to a $2.8 million increase in salaries, benefits, bonuses and related expenses, including non-cash stock-based compensation. At June 30, 2014, we had 236 employees and executives in operations, finance, human resources, legal and various information technology areas, or an increase of 26.2% from June 30, 2013. Overall increases in headcount also drove higher facilities and depreciation expense of $323,000. Other increases included $243,000 of expense related to estimated claims under the Basic Rental Guarantee offered to travelers and $638,000 in travel expenses and professional fees.

For the Six Months Ended June 30, 2014

General and administrative expense was $46.5 million in the six months ended June 30, 2014, compared to $34.1 million in the six months ended June 30, 2013, an increase of $12.4 million, or 36.2%. A large part of the increase was due to a $6.4 million increase in salaries, benefits, bonuses and related expenses, including non-cash stock-based compensation. Overall increases in headcount also drove higher facilities and depreciation expense of $616,000. Other increases included $2.2 million in certain foreign operating taxes, $656,000 of expense related to estimated claims under the Basic Rental Guarantee offered to travelers and $1.0 million in travel expenses and professional fees.

Amortization

	Three Months Ended June 30,
	2014		2013		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Amortization expense	$3,492	3.1%	$2,995	3.5%	$497	16.6%

	Six Months Ended June 30,
	2014		2013		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Amortization expense	$6,766	3.1%	$6,175	3.7%	$591	9.6%

For the Three Months Ended June 30, 2014

Amortization expense was $3.5 million in the three months ended June 30, 2014, compared to $3.0 million in the three months ended June 30, 2013, an increase of $497,000, or 16.6%. The increase in amortization expense in the three months ended June 30, 2014 compared to the three months ended June 30, 2013 included $1.4 million from the addition of identifiable intangible assets from our acquisitions in 2013 and 2014. This increase was offset by a decrease of $1.0 million from certain intangible assets from prior acquisitions becoming fully amortized.

For the Six Months Ended June 30, 2014

Amortization expense was $6.8 million in the six months ended June 30, 2014, compared to $6.2 million in the six months ended June 30, 2013, an increase of $591,000, or 9.6%. The increase in amortization expense in the six months ended June 30, 2014 compared to the six months ended June 30, 2013 included $2.5 million from the addition of identifiable intangible assets from our acquisitions in 2013 and 2014. This increase was offset by a decrease of $2.0 million from certain intangible assets from prior acquisitions becoming fully amortized.

Other Income (Expense)

	Three Months Ended June 30,
	2014		2013		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Other income (expense)	$(6,551)	(5.7)%	$365	0.4%	$(6,916)	(1,894.8)%

	Six Months Ended June 30,
	2014		2013		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Other income (expense)	$(8,922)	(4.1)%	$(983)	(0.6)%	$(7,939)	807.6%

For the Three Months Ended June 30, 2014

Other income (expense) includes interest expense of $4.5 million, partially offset by interest income of $401,000, compared to $299,000 of interest income in the three months ended June 30, 2013. The increase in interest expense is due to interest related to the Notes issued in March 2014. In addition, other income (expense) in the three months ended June 30, 2014 also includes approximately $2.5 million in losses from foreign currency related transactions in the three months ended June 30, 2014, compared to gains of $66,000 in the three months ended June 30, 2013. These losses and gains consist primarily of the re-measurement of intercompany loans and other assets and liabilities denominated in foreign currencies, including gains/losses recognized on forward contracts.

For the Six Months Ended June 30, 2014

Other income (expense) includes interest expense of $4.5 million, partially offset by interest income of $565,000, compared to $542,000 of interest income in the six months ended June 30, 2013. The increase in interest expense is due to interest related to the Notes issued in March 2014. In addition, other income (expense) in the six months ended June 30, 2014 also includes approximately $5.0 million in losses from foreign currency related transactions in the six months ended June 30, 2014, compared to losses of $1.5 million in the six months ended June 30, 2013. These losses consist primarily of the re-measurement of intercompany loans and other assets and liabilities denominated in foreign currencies, including gains/losses recognized on forward contracts.

Income Taxes

	Three Months Ended June 30,
	2014		2013		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Income tax expense	$2,676	2.3%	$3,286	3.8%	$(610)	(18.6)%

	Six Months Ended June 30,
	2014		2013		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Income tax expense	$5,064	2.3%	$4,831	2.9%	$233	4.8%

For the Three Months Ended June 30, 2014

Our income tax expense was $2.7 million for the three months ended June 30, 2014, compared to $3.3 million for the three months ended June 30, 2013. The expense in the three months ended June 30, 2014 is primarily due to tax expense of $4.0 million determined using our estimated annual effective tax rate of 65.4% offset by certain items booked discretely in the three months ended June 30, 2014, including a benefit of $154,000 due to disqualifying dispositions of incentive stock options, a benefit of $1.3 million for adjustments to the recognized value of our federal and Texas research and experimentation tax credit carryforwards, a benefit of $351,000 resulting from the filing of certain 2013 tax returns, offset by $439,000 of expense related to the amortization of tax charges on the intercompany sale of assets that were deferred in prior periods. The estimated annual effective tax rate at June 30, 2014 differed from the statutory rate primarily due to non-deductible stock compensation charges and state taxes, and is partially offset by the benefit of disqualifying dispositions of incentive stock options and the effect of different statutory tax rates in foreign jurisdictions.

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

For the Six Months Ended June 30, 2014

Our income tax expense was $5.1 million for the six months ended June 30, 2014, compared to $4.8 million for the six months ended June 30, 2013. The expense in the six months ended June 30, 2014 is primarily due to tax expense of $6.8 million determined using our estimated annual effective tax rate of 53.7% offset by certain items booked discretely in the six months ended June 30, 2014, including a benefit of $1.0 million due to disqualifying dispositions of incentive stock options, a benefit of $402,000 for a state tax apportionment change related to a prior period, a benefit of $1.3 million for adjustments to the recognized value of our federal and Texas research and experimentation tax credit carryforwards, a benefit of $351,000 resulting from the filing of certain 2013 tax returns, offset by $1.0 million of expense related to the amortization of tax charges on the intercompany sale of assets that were deferred in prior periods. The estimated annual effective tax rate at June 30, 2014 differed from the statutory rate primarily due to non-deductible stock compensation charges and state taxes, and is partially offset by the benefit of disqualifying dispositions of incentive stock options and the effect of different statutory tax rates in foreign jurisdictions.

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

Seasonality and Quarterly Results

Our operating results may fluctuate for a variety of reasons, including seasonal factors and economic cycles that influence the vacation travel market. Property owners and managers tend to buy subscription listings at times when travelers are most likely to make vacation plans. The timing primarily depends on whether travelers are taking a winter or summer vacation and tends to vary by country. Historically, we have experienced the highest level of new and renewed subscription listings in the first quarter of the year, which is typically when travelers are making plans for summer vacations in the United States and Europe. The lowest level of new subscription listings and renewals has occurred in the third quarter. By the fourth quarter, we typically see property owners and managers of winter vacation destinations list and renew subscriptions in time to meet the needs of travelers planning those trips. Other vacation areas outside of the United States and Europe, such as Australia and Brazil, also have seasonality, but the seasonality may not be reflected in the same quarters. This seasonality may not be seen as prominently in our revenue due to the ratable recognition of subscription listing revenue. However, the seasonality results in higher cash flows during the first quarter as most listings are annual and fully paid subscription listings at the time the listing is purchased.

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

Discussion of Non-GAAP Financial Measures

This Form 10-Q contains non-GAAP financial measures: Adjusted EBITDA, free cash flow and non-GAAP net income, as described below, as well as revenue adjusted for foreign currency, which we refer to as constant currency revenue. Revenue adjusted for foreign currency assumes foreign currency exchange rates used for translation based on the rates in effect for the comparable prior-year period. In order to compute our constant currency revenue, we divide our monthly U.S. dollar results by the applicable current year monthly average foreign exchange rates and then multiply those amounts by the applicable prior year monthly average foreign exchange rates. Adjusted EBITDA, free cash flow, non-GAAP net income and constant currency revenue are financial measures that are not calculated in accordance with accounting principles generally accepted in the United States, or GAAP. However, we believe that the use of Adjusted EBITDA, free cash flow, non-GAAP net income and constant currency revenue are useful to investors in evaluating our operating performance for the following reasons:

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

The following table presents a reconciliation of net income attributable to HomeAway, Inc. to Adjusted EBITDA (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income attributable to HomeAway, Inc.	$3,867	$5,470	$8,310	$10,765
Depreciation and amortization	7,622	6,308	14,659	12,532
Stock-based compensation	12,690	10,136	22,911	17,592
Interest expense	4,469	—	4,469	—
Interest income	(401)	(299)	(565)	(542)
Foreign exchange (income) expense	2,469	(67)	4,990	1,468
Income tax expense	2,676	3,286	5,064	4,831
Net loss attributable to noncontrolling interests	(431)	—	(718)	—

Adjusted EBITDA	$32,961	$24,834	$59,120	$46,646

We define free cash flow as our cash provided by operating activities, adjusted for cash interest expense and excess tax benefit (expense) from stock-based compensation, and subtracting capital expenditures. For the purpose of calculating free cash flow, we consider purchases of property, equipment, leasehold improvements for our offices, and software licenses, including costs associated with internally developed software, as capital expenditures.

The following table presents a summary of cash flows and a reconciliation of cash flows from operating activities to free cash flows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Cash provided by operating activities	$45,919	$21,811	$85,888	$59,292
Excess tax (expense) benefit from stock-based compensation	(2,358)	2,887	1,221	4,245
Capital expenditures	(8,531)	(5,501)	(13,349)	(11,006)

Free cash flow	$35,030	$19,197	$73,760	$52,531

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

The following table presents a reconciliation of net income attributable to HomeAway, Inc. to non-GAAP net income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income attributable to HomeAway, Inc.	$3,867	$5,470	$8,310	$10,765
Add:
Stock-based compensation	12,690	10,136	22,911	17,592
Amortization expense	3,492	2,995	6,766	6,175
Related tax effect	(5,664)	(4,595)	(10,387)	(8,318)
Impact on noncontrolling interests of non-GAAP adjustments	(75)	—	(140)	—

Non-GAAP net income	$14,310	$14,006	$27,460	$26,214

Supplemental Financial Information

The following tables present stock-based compensation and depreciation included in the respective line items in our Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Stock-based compensation:
Cost of revenue	$867	$827	$1,568	$1,672
Product development	3,390	2,501	6,104	4,228
Sales and marketing	2,933	2,278	5,105	3,886
General and administrative	5,500	4,530	10,134	7,806

Total	$12,690	$10,136	$22,911	$17,592

Depreciation:
Cost of revenue	$1,194	$1,088	$2,294	$2,111
Product development	990	759	1,900	1,443
Sales and marketing	1,362	1,033	2,597	1,977
General and administrative	584	433	1,102	826

Total	$4,130	$3,313	$7,893	$6,357

Liquidity and Capital Resources

From our incorporation in 2004 until June 30, 2014, we financed our operations and acquisitions primarily through private placements of our capital stock and bank borrowings as well as from cash flow generated by the business. In March 2014 we issued at par value $402.5 million in 0.125% convertible senior notes due April 2019 for net proceeds of $391.6 million after deducting underwriting discounts and other expenses incurred for the issuance of the Notes. Concurrent with the issuance of the Notes, we sold warrants to purchase shares of our common stock for cash consideration of $38.3 million, which was offset by the purchase of a convertible note hedge of $85.9 million. The net cash increase in March 2014 from these transactions was cash generated of $344.0 million.

As of June 30, 2014, our cash, cash equivalents and short-term investments totaled $792.5 million, compared to $391.4 million at December 31, 2013. At June 30, 2014, this amount included assets held in certain of our foreign operations totaling approximately $108.1 million. If these assets were distributed to the U.S., we may be subject to additional U.S. taxes in certain circumstances (subject to an adjustment for foreign tax credits) and foreign withholding taxes. We have not provided for these taxes because we consider these assets to be permanently reinvested in our foreign operations. We have no plans or intentions to repatriate cumulative earnings of our foreign subsidiaries through June 30, 2014. We actively monitor the third-party institutions and money market funds that hold these assets, primarily focusing on the safety of principal and secondarily maximizing yield on these assets. We diversify our cash and cash equivalents and investments among various financial institutions and money market funds in order to reduce our exposure should any one of these financial institutions or money market funds fail or encounter difficulties. To date, we have not experienced any material loss or lack of access to our invested cash, cash equivalents or short-term investments; however, we can provide no assurances that access to our invested cash, cash equivalents or short-term investments will not be impacted by adverse conditions in the financial markets. We have funds in our operating accounts that are deposited with third party financial institutions. These balances in the U.S. may exceed the Federal Deposit Insurance Corporation insurance limits. While we monitor the cash balances in our operating accounts, these cash balances could be adversely impacted if the underlying financial institutions fail and could be subject to other adverse conditions in the financial markets.

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2014	2013
	(in thousands)
Consolidated Statements of Cash Flow Data:
Net cash provided by operating activities	$85,888	$59,292
Net cash used in investing activities	(282,661)	(92,965)
Net cash provided by financing activities	363,451	28,205
Effect of exchange rate changes on cash	1,667	(2,131)

Net increase (decrease) in cash and cash equivalents	168,345	(7,599)
Cash and cash equivalents at beginning of period	324,608	189,478

Cash and cash equivalents at end of period	$492,953	$181,879

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $85.9 million in the six months ended June 30, 2014 compared to $59.3 million in the comparable prior year period, representing an increase of $26.6 million, or 44.9%.

A key driver of our cash from operations is the upfront collection of fees for new and renewed subscriptions. In the six months ended June 30, 2014, cash was generated primarily through an increase in new and renewed subscription listings, resulting in higher upfront collection of listing fees and increased deferred revenue of $35.4 million. During the six months ended June 30, 2014, we generated net income of $7.6 million. Included in our net income was depreciation expense of $7.9 million, amortization expense of $6.8 million, amortization of debt discount and transaction costs of $4.3 million and non-cash stock-based compensation of $22.9 million. Net income, excluding these non-cash reductions, contributed $49.5 million to cash provided by operating activities.

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

Net Cash Used in Investing Activities

Net cash used in investing activities was $282.7 million in the six months ended June 30, 2014 compared to $93.0 million in the comparable period in the prior year, representing an increase of $189.7 million. Our investing activities reflect acquisitions we have made as well as capital expenditures and changes in our short-term investments.

During the six months ended June 30, 2014, we invested $16.8 million, net of cash acquired, in the acquisition of Glad to Have You, Inc. Capital expenditures were $13.3 million and included $4.5 million in capitalized software development costs. Purchases of short-term investments, net of proceeds received from the sale and maturities of short-term investments, were $234.5 million and cash outflows related to the net settlement of foreign currency forwards were $7.9 million. We also increased our minority stake in a privately held company in China for $9.4 million.

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

As our business expands, we expect to continue to invest in new computers and software for employees, for product development and to support the hosting of our websites. As we expand our facilities, we intend to purchase furniture and fixtures and invest in leasehold improvements. Our planned capital expenditures are not expected to exceed $38.0 million in 2014.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $363.5 million in the six months ended June 30, 2014 compared to $28.2 million in the comparable prior year period, representing an increase of $335.2 million.

Cash provided by financing activities during the six months ended June 30, 2014 was primarily comprised of $391.6 million in net proceeds from the issuance of the Notes. Additionally, we received proceeds of $38.3 million from the sale of warrants to acquire shares of our common stock and paid $85.9 million for a convertible note hedge transaction. Proceeds from the exercise of stock options to purchase common stock were $19.2 million in the six-month period ended June 30, 2014. Additionally, in the six-month period ended June 30, 2014, $1.2 million of cash provided was related to excess tax benefits from stock-based compensation.

Cash provided by financing activities during the six months ended June 30, 2013 was comprised of $24.0 million in proceeds from the exercise of stock options to purchase common stock and $4.2 million from excess tax benefits from stock-based compensation.

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

As of June 30, 2014, we have amounts held in restricted cash to fund payments received on behalf of property owners, to protect banks from default on credit cards and direct debits used in our operations and to support bank guarantees related to our office leases. As bookings continue to increase, as we make changes to our credit card merchants and acquiring banks and as we enter into new leases, we may have increases to restricted cash and deposits.

As of June 30, 2014, we have reserved $7.8 million for uncertain tax positions, including interest and penalties. We are unable to make a reasonably reliable estimate as to when or if cash settlement with taxing authorities will occur. For additional information regarding uncertain tax positions, see Note 12 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of our Annual Report on Form 10-K.

For a discussion of the Notes due April 1, 2019, please see Note 6 in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

During the six month period ended June 30, 2014, we did not, and we do not currently, have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Pronouncements

See Note 2 in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, for a full description of recent accounting pronouncements which is incorporated herein by reference.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk for the effect of interest rate changes, foreign currency fluctuations, and changes in the market values of our investments and the Notes. Information relating to quantitative and qualitative disclosures about market risk is set forth below and in Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Foreign currency exchange risk. We have subsidiaries in Australia, Brazil, Colombia, France, Germany, Italy, The Netherlands, New Zealand, Singapore, Spain, Switzerland, Thailand and the United Kingdom. Our subsidiaries generally use the local currency as their functional currency, which we translate into U.S. dollars for consolidation.

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates involving the Argentine Peso, the Australian dollar, the Brazilian Reais, the British pound, the Colombian Peso, the Euro, the New Zealand dollar, the Singapore dollar, the Swiss Franc and the Thai Bhat. We currently enter into forward contracts to hedge fluctuations in the value of certain intercompany debt denominated in foreign currencies but do not enter into any other derivative financial instruments for trading or speculative purposes. Since our acquisition of Stayz.com.au, our intercompany debt denominated in foreign currencies had increased significantly. Fluctuations in currency exchange rates could result in translation gains and losses when we consolidate our results and harm our business in the future. Because we conduct a significant and growing portion of our business outside the United States but report our results in U.S. dollars, we face exposure to adverse movements in currency exchange rates, which may cause our revenue and operating results to differ materially from expectations. In addition, the results of operations of many of our internationally focused websites are exposed to foreign exchange rate fluctuations as the financial results of the applicable subsidiaries are translated from the local currency into U.S. dollars upon consolidation. A decline in the U.S. dollar relative to foreign currencies would increase our non-U.S. revenue and improve our operating results. Conversely, if the U.S. dollar strengthens relative to foreign currencies, our revenue and operating results would be adversely affected. The effect of an immediate 10% adverse change in exchange rates on foreign denominated cash and receivables as of June 30, 2014, would result in a loss of approximately $1.8 million and a reduction in value on the balance sheet of approximately $11.9 million.

Convertible senior notes and interest rate risk. In March 2014, we issued $402.5 million of 0.125% convertible senior notes due April 1, 2019. We carry this instrument at face value less unamortized discount on our balance sheet. Since this instrument bears interest at fixed rates, we have no financial statement risk associated with changes in interest rates. However, the fair value of these instruments fluctuates when interest rates change, and in the case of convertible notes, when the market price of our stock fluctuates.

Investments and interest rate sensitivity. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective and minimize our exposure to an adverse shift in interest rates, we invest in short-term, high-quality, interest-bearing securities.

We have a non-controlling equity investment in a privately-held company in China. Since our ownership interest is less than 20 percent and we do not have the ability to exert significant influence, we account for this non-marketable equity investment using the cost method of accounting. As of June 30, 2014, the carrying value of this investment was $19.5 million.

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our revenue, expenses, operating results and cash flows have fluctuated from quarter to quarter in the past and are likely to continue to do so in the future. These fluctuations are due to, or may result from, many factors, some of which are outside of our control and many of which are difficult to predict, including:

•	the quantity of vacation rental listings on our websites;

•	changes in cash flow due to the seasonal nature of our listing renewals and new listing acquisition or changes in the mix of subscription and performance-based listings;

•	changes in cash flow due to customers purchasing commission-based listings, which generate a commission due to us from bookings, the timing and quantity of which are difficult to predict;

•	changes by major online search engine companies in their search algorithms, our ability to adapt to these changes and the increased costs of adapting to these changes, which could cause us to spend more on marketing or cause our websites to cease appearing in natural search results completely;

•	advertising costs for paid search keywords that we deem relevant to our business and the success and costs of our broad reach and online advertising and marketing initiatives;

•	costs related to acquisitions or licensing of, or investments in, products, services, technologies or other businesses and our ability to successfully integrate and manage these acquisitions;

•	the amount and timing of operating expenses and capital expenditures related to the expansion of our operations and infrastructure;

•	the timing of revenue and expenses related to the development or acquisition and integration of technologies, products or businesses;

•	the timing and success of changes in our pricing or services;

•	the introduction and performance of new products or services;

•	the introduction of new products or services by our competitors;

•	our ability to keep our websites operating without technical difficulties or service interruptions;

•	development of or increases in fraud impacting our property owners and managers and travelers attempting to rent from them, including theft of our property owners’ or managers’ online identities through phishing or other security breaches of the email or other systems of ours or our customers;

•	declines or disruptions in the travel industry, particularly in regions where we generate substantial revenue;

•	economic instability abroad and fluctuations in exchange rates;

•	changes in the timing of holidays or other vacation events;

•	litigation and settlement costs, including unforeseen attorneys’ fees and costs;

•	costs relating to potential strategic transactions, which may or may not actually close;

•	new accounting pronouncements and changes in accounting standards or practices, particularly any affecting the recognition of listing revenue or accounting for mergers and acquisitions; and

•	new laws or regulations, or interpretations of existing laws or regulations, that harm our business models or restrict the Internet, e-commerce, online payments, or online communications.

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

As our operations have expanded, we have acquired businesses or established offices around the world. As of June 30, 2014, we maintain offices in Australia, Brazil, Colombia, France, Germany, Italy, New Zealand, Singapore, Spain, Switzerland, Thailand, the United Kingdom and the United States and operate websites in several additional countries. We have limited operating and e-commerce experience in many foreign jurisdictions and are making significant investments to build our international operations. We plan to continue our efforts to expand globally, including the acquisition of international businesses and conducting of business in jurisdictions where we do not currently operate. Managing a global organization is difficult, time consuming and expensive and any international expansion efforts that we may undertake may not be successful. In addition, conducting international operations subjects us to risks that we may not face in the United States. These risks include:

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

Some websites operated by competitors address the wider fragmented travel lodging market, such as Airbnb (worldwide) and Wimdu (worldwide), by listing both rooms or the owner’s primary home for short term rental. The properties offered by these individuals increase both the number of rental opportunities available to travelers and the competition for the attention of the traveler, which could affect the number of people who use our websites. Some vacation rental property owners also list on these websites, and consequently these companies compete with us to some extent today and could become more significant competitors in the future.

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

Additionally, new, changed, modified or newly interpreted or applied tax laws, statutes, rules, regulations or ordinances could increase compliance, operating and other costs for our property owners’ and managers’ and us, which could deter owners from renting their vacation properties, negatively affect our new listings and subscription renewals, and increase our cost of doing business. Any or all of these events could adversely impact our business and financial performance.

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

Developing and delivering these new or upgraded products, services or features may increase our expenses, as this process is costly, and we may experience difficulties in developing and delivering these new or upgraded products, services or features. Moreover, new or upgraded products, services or features may not work as intended or provide value to travelers, property owners and managers as anticipated. In addition, some new or upgraded products, services or features may be complex and challenging for us to market to customers and may also involve new pricing. We cannot guarantee that our property owners and managers will respond favorably.

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

Since our inception, we have experienced rapid growth. As our operations have expanded, we have grown from 87 employees at December 31, 2005 to 1,705 employees at June 30, 2014, of whom 672 were located outside the United States. This includes employees of entities for which we have a controlling interest. Our business is becoming increasingly complex, especially in light of the continued rapid evolution of our industry and e-commerce, our relatively limited operating history and our reliance on multiple websites throughout the world. This complexity and our rapid growth have demanded, and will continue to demand, substantial resources and attention from our management. We expect to continue to increase headcount and to hire more specialized personnel in the future as we grow our business. We will need to continue to hire, train and manage additional qualified website developers, software engineers, client and account services personnel, and sales and marketing staff and improve and maintain our technology to properly manage our growth. If our new hires perform poorly, if we are unsuccessful in hiring, training, managing and integrating these new employees or if we are not successful in retaining our existing employees, our business may be harmed.

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

Because we conduct a significant portion of our business outside the United States but report our results in U.S. dollars, we face exposure to adverse movements in currency exchange rates, which may cause our revenue and operating results to differ materially from expectations. In addition, the results of operations of many of our internationally focused websites are exposed to foreign exchange rate fluctuations as the financial results of the applicable subsidiaries are translated from the local currency into U.S. dollars upon consolidation. A decline in the U.S. dollar relative to foreign currencies would increase our non-U.S. revenue, when translated into U.S. dollars. Conversely, if the U.S. dollar strengthens relative to foreign currencies, our revenue would be adversely affected. Our operating results could be negatively impacted depending on the amount of expense denominated in foreign currencies. Revenue in the three months ended June 30, 2014 was positively impacted by foreign currency translation of approximately $1.7 million, while revenue in the six months ended June 30, 2014 was positively impacted by foreign currency translation of approximately $2.7 million. Revenue in the three months ended June 30, 2013 was positively impacted by foreign currency translation of approximately $24,000, while revenue in the six months ended June 30, 2013 was negatively impacted by foreign currency translation of approximately $99,000. As exchange rates vary, revenue, cost of revenue, operating expenses and other operating results, when translated, may differ materially from expectations. In addition, our revenue and operating results are subject to fluctuation if our mix of U.S. and foreign currency denominated transactions and expenses changes in the future. In addition, we maintain intercompany loans and payables which are subject to translation losses due to foreign exchange fluctuation. We may enter into hedging arrangements in order to manage foreign currency exposure but such activity may not completely eliminate fluctuations in our operating results.

Our business depends on retaining and attracting capable management and operating personnel.

Our success depends in large part on our ability to attract and retain high-quality management and operating personnel, as well as skilled technical and marketing personnel, who are in high demand and are often subject to competing offers. Competition for qualified employees is intense in our industry, and the loss of even a few qualified employees, or an inability to attract, retain and motivate additional highly skilled employees required for the planned expansion of our business could harm our operating results and impair our ability to grow. To attract and retain key personnel, we use various measures, including an equity incentive program and incentive bonuses for key executive officers and other employees. However, some employees have been granted stock options with an exercise price that is or may become more than the market price, which reduces the incentive value of these grants. While we attempt to provide additional or different incentive compensation tools to mitigate this impact, the measures we employ to attract and maintain key personnel may not be effect enough to enable us to attract and retain the personnel we require to operate our business effectively.

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

We have faced limited competition within our industry for acquisitions of businesses, technologies and assets, but, such competition has increased, and in the future, such competition may intensify. As such, even if we are able to identify an acquisition that we would like to consummate, we may not be able to complete the acquisition on commercially reasonable terms because the target is acquired by another company. We may expend significant cash or incur substantial debt to finance such acquisitions, which indebtedness could result in restrictions on our business and significant use of available cash to make payments of interest and principal. In addition, we may finance or otherwise complete acquisitions by issuing equity or convertible debt securities, which could result in further dilution of our existing stockholders. We may enter into negotiations for acquisitions that are not ultimately consummated. Those negotiations could result in diversion of management time and significant out-of-pocket costs. If we fail to evaluate and execute acquisitions successfully, we may not be able to realize the benefits of these acquisitions, and our operating results could be harmed. If we are unable to successfully address any of these risks, our business, financial condition or operating results could be harmed.

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

As of June 30, 2014, we had seven patent applications and no issued patents. Any future patents issued to us may be challenged, invalidated or circumvented, may not provide sufficiently broad protection or may not prove to be enforceable in actions against alleged infringers. Furthermore, effective patent, trademark, copyright and trade secret protection may not be available in every country in which our products are available over the Internet. In addition, the legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain and still evolving.

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

In the event the conditional conversion feature of our 0.125% convertible senior notes due 2019 is triggered, holders of notes will be entitled to convert the notes at any time during specified periods at their option. If one or more holders elect to convert their notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders of our notes do not elect to convert their notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

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

HOMEAWAY, INC.

Dated: July 30, 2014	By:	/s/ Lynn Atchison
Lynn Atchison
Chief Financial Officer and Secretary

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation, as currently in effect.	S-1	333-172783	3.2	March 11, 2011

3.2	Amended and Restated Bylaws, as currently in effect.	S-1	333-172783	3.4	March 11, 2011

10.1	2014 Executive Officer Performance Bonus Plan.	8-K	001-35215	10.1	May 2, 2014

31.1*	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.