Form 10-Q
period 2014-09-30
HOMEAWAY INC
filed 2014-11-05
CIK 1366684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date.

Class	Outstanding at October 30, 2014
Common Stock, $0.0001 par value per share	94,310,827

HomeAway, Inc.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

HomeAway, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except for share and per share information)

(unaudited)

	September 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$292,103	$324,608
Short-term investments	508,090	66,798
Accounts receivable, net of allowance for doubtful accounts of $928 and $1,038 as of September 30, 2014 and December 31, 2013, respectively	22,780	20,375
Income tax receivable	4,281	3,340
Prepaid expenses and other current assets	23,810	7,702
Restricted cash	352	1,607
Deferred tax assets	8,112	8,146

Total current assets	859,528	432,576
Property and equipment, net	49,632	39,807
Goodwill	510,103	507,611
Intangible assets, net	76,134	80,665
Restricted cash	1,561	573
Deferred tax assets	522	1,120
Other non-current assets	26,781	18,320

Total assets	$1,524,261	$1,080,672

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$12,746	$3,539
Income tax payable	597	1,992
Accrued expenses	47,056	54,625
Deferred revenue	172,204	151,991

Total current liabilities	232,603	212,147
Convertible senior notes, net	311,738	—
Deferred revenue, less current portion	2,802	2,983
Deferred tax liabilities	25,307	24,046
Other non-current liabilities	11,257	7,557

Total liabilities	583,707	246,733

Redeemable noncontrolling interests (see Note 9)	10,231	10,584
Stockholders’ equity
Common stock: $0.0001 par value; 350,000,000 shares authorized; 94,284,311 and 92,361,069 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	9	9
Additional paid-in capital	1,008,632	908,632
Accumulated other comprehensive income (loss)	(13,852)	(6,747)
Accumulated deficit	(64,466)	(78,539)

Total stockholders’ equity	930,323	823,355

Total liabilities and stockholders’ equity	$1,524,261	$1,080,672

The accompanying notes are an integral part of these financial statements.

HomeAway, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except for per share information)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue:
Listing	$96,601	$75,927	$278,459	$216,304
Other	20,511	14,221	58,591	39,916

Total revenue	117,112	90,148	337,050	256,220
Costs and expenses:
Cost of revenue (exclusive of amortization shown separately below)	16,926	13,322	50,291	40,448
Product development	20,212	15,193	56,952	42,033
Sales and marketing	42,234	28,561	117,251	83,795
General and administrative	22,995	17,525	69,467	51,643
Amortization expense	3,397	2,730	10,163	8,905

Total costs and expenses	105,764	77,331	304,124	226,824

Operating income	11,348	12,817	32,926	29,396
Other income (expense):
Interest expense	(4,373)	—	(8,842)	—
Interest income	552	306	1,117	848
Other expense, net	(1,434)	(458)	(6,452)	(1,983)

Total other income (expense)	(5,255)	(152)	(14,177)	(1,135)

Income before income taxes	6,093	12,665	18,749	28,261
Income tax expense	(845)	(4,312)	(5,909)	(9,143)

Net income	5,248	8,353	12,840	19,118
Less: Impact of noncontrolling interests, net of tax	336	(125)	(382)	(125)

Net income attributable to HomeAway, Inc.	$4,912	$8,478	$13,222	$19,243

Net income per share attributable to HomeAway, Inc.:
Basic	$0.05	$0.10	$0.14	$0.23
Diluted	$0.05	$0.10	$0.14	$0.22

Weighted average number of shares outstanding:
Basic	94,106	85,452	93,507	84,805
Diluted	96,389	88,215	96,358	87,738

The accompanying notes are an integral part of these financial statements.

HomeAway, Inc.

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$5,248	$8,353	$12,840	$19,118
Other comprehensive income (loss):
Foreign currency translation adjustments (net of tax)	(14,793)	5,302	(6,463)	559
Unrealized gain (loss) on short-term investments (net of tax)	(491)	410	(642)	(187)

Total other comprehensive income (loss)	(15,284)	5,712	(7,105)	372
Less: Comprehensive loss attributable to noncontrolling interests	(515)	(125)	(1,233)	(125)
Currency translation adjustments attributable to noncontrolling interests	12	—	29	—

Comprehensive income (loss) attributable to HomeAway, Inc.	$(9,509)	$14,190	$6,997	$19,615

The accompanying notes are an integral part of these financial statements.

HomeAway, Inc.

Consolidated Statement of Changes in Stockholders’ Equity

(In thousands)

(unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2013	92,361	$9	$908,632	$(6,747)	$(78,539)	$823,355
Issuance of stock under Company plans, net of shares withheld for taxes	1,923	—	22,827	—	—	22,827
Stock-based compensation	—	—	35,582	—	—	35,582
Equity component of convertible note issuance, net	—	—	87,434	—	—	87,434
Purchase of convertible note hedge	—	—	(85,853)	—	—	(85,853)
Sale of warrants	—	—	38,278	—	—	38,278
Excess tax benefits related to employee stock options	—	—	2,583	—	—	2,583
Other comprehensive income (loss)	—	—	—	(7,105)	—	(7,105)
Net income attributable to HomeAway, Inc.	—	—	(851)	—	14,073	13,222

Balance at September 30, 2014	94,284	$9	$1,008,632	$(13,852)	$(64,466)	$930,323

The accompanying notes are an integral part of these financial statements.

HomeAway, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities
Net income	$12,840	$19,118
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	12,091	9,835
Amortization of intangible assets	10,163	8,905
Amortization of debt discount and transaction costs	8,720	—
Amortization of premiums on securities and other	4,288	3,102
Stock-based compensation	35,582	27,589
Excess tax benefit from stock-based compensation	(2,583)	(6,237)
Deferred income taxes	(435)	(833)
Unrealized foreign exchange (gain) loss	(6,057)	665
Realized loss on foreign currency forwards	12,011	861
Changes in operating assets and liabilities, net of assets and liabilities assumed in business combinations:
Accounts receivable	(2,591)	(577)
Income tax receivable	(1,590)	(1,399)
Prepaid expenses and other assets	(4,938)	(1,557)
Accounts payable	6,668	(1,740)
Accrued expenses	(3,394)	2,982
Income tax payable	1,272	(4,708)
Deferred revenue	25,392	21,023
Other non-current liabilities	3,976	967

Net cash provided by operating activities	111,415	77,996

Cash flows from investing activities
Acquisition of businesses, net of cash acquired	(17,847)	(11,620)
Change in restricted cash	166	(248)
Purchases of intangibles and other assets	(303)	(576)
Purchases of non-marketable investments	(10,135)	(3,667)
Purchases of short-term investments	(473,331)	(120,103)
Proceeds from maturities and redemptions of marketable securities	23,048	37,100
Proceeds from sales of marketable securities	4,358	—
Net settlement of foreign currency forwards	(12,011)	(861)
Purchases of property and equipment	(20,456)	(14,661)

Net cash used in investing activities	(506,511)	(114,636)

Cash flows from financing activities
Proceeds from borrowings on convertible senior notes, net	390,978	—
Proceeds from issuance of warrants	38,278	—
Purchase of convertible note hedge	(85,853)	—
Other financing activities	(919)	—
Proceeds from exercise of options to purchase common stock	22,827	31,578
Excess tax benefit from stock-based compensation	2,583	6,237

Net cash provided by financing activities	367,894	37,815

Effect of exchange rate changes on cash	(5,303)	1,742

Net increase (decrease) in cash and cash equivalents	(32,505)	2,917
Cash and cash equivalents at beginning of period	324,608	189,478

Cash and cash equivalents at end of period	$292,103	$192,395

Cash paid for interest	$253	$—
Cash paid for taxes, net of refunds	$3,727	$13,660
Supplemental disclosure of noncash financing activities
Changes to redemption value of noncontrolling interests	$851	$—

The accompanying notes are an integral part of these financial statements.

HomeAway, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

1. Description of Business

HomeAway, Inc. (the “Company”) operates an online vacation rental property marketplace that enables property owners and managers to market properties available for rental to vacation travelers who rely on the Company’s websites to search for and find available properties. Property owners and managers pay listing fees to provide detailed listings of their properties on the Company’s websites and reach a broad audience of travelers seeking vacation rentals. Listing fees are typically annual subscriptions or payments on a performance basis, based on bookings or inquiries made by travelers to property owners and managers. A listing includes published detailed property listings, including photographs, descriptions, location, pricing, availability and contact information. The Company also sells, itself or through third parties, complementary products, including travel guarantees, insurance products and property management software and services. Travelers use the network of websites to search for vacation rentals that meet their desired criteria, including location, size and price. Travelers that find properties that meet their requirements through the Company’s marketplace are able to make reservations online or contact property owners and managers directly by phone or through form-based communication tools on the Company’s websites.

The Company is a Delaware corporation headquartered in Austin, Texas.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of HomeAway, Inc. and all of its wholly and majority owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, for interim financial reporting and applicable quarterly reporting regulations of the Securities and Exchange Commission, or the SEC. All significant intercompany transactions and balances have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying interim unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting of normal recurring adjustments and those items discussed in these Notes, necessary for a fair presentation of the Company’s financial position, as of September 30, 2014, the results of operations for the three and nine months ended September 30, 2014 and September 30, 2013, the comprehensive income for the three and nine months ended September 30, 2014 and September 30, 2013, the cash flows for the nine months ended September 30, 2014 and September 30, 2013, and the changes in stockholders’ equity for the nine months ended September 30, 2014. Certain information and disclosures normally included in the notes to the annual financial statements prepared in accordance with GAAP have been omitted from these interim condensed consolidated financial statements pursuant to the rules and regulations of the SEC. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. Operating results for this interim period are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or for any other period.

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

Cash Equivalents, Restricted Cash and Short-Term Investments

The Company’s cash equivalents, restricted cash and short-term investments classified as Level 1 are valued using quoted prices generated by market transactions involving identical assets. Short-term investments classified as Level 2 are valued using non-binding market consensus prices that are corroborated with observable market data; quoted market prices for similar instruments in active markets; or pricing models, such as a discounted cash flow model, with all significant inputs derived from or corroborated with observable market data. The Company did not hold any cash equivalents, restricted cash or short-term investments categorized as Level 3 as of September 30, 2014 or December 31, 2013.

Short-term investments include time deposits, corporate bonds, municipal bonds and commercial paper and are classified as available-for-sale and reported at fair value using the specific identification method. Unrealized gains and losses are excluded from earnings and reported as a component of other comprehensive income (loss), net of related estimated tax provisions or benefits. Additionally, the Company periodically assesses whether an other than temporary impairment loss on investments has occurred due to declines in fair value or other market conditions. Declines in fair value that are considered other than temporary are recorded as an impairment in the consolidated statement of operations. The Company did not record any impairments of its investments for any of the periods presented.

The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued liabilities and deferred revenue approximate fair value because of the relatively short maturity of these instruments.

The following table summarizes the basis used to measure certain financial assets at fair value on a recurring basis in the Company’s consolidated balance sheets at September 30, 2014 (in thousands):

	Balance as of September 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents
Money market funds	$179,094	$179,094	$—	$—

Total cash equivalents	179,094	179,094	—	—
Restricted cash
Time deposits	1,149	1,149	—	—

Total restricted cash	1,149	1,149	—	—
Short-term investments
Time deposits	31,659	—	31,659	—
Corporate bonds	354,753	—	354,753	—
Municipal bonds	103,686	—	103,686	—
Commercial paper	17,992	—	17,992	—

Total short-term investments	508,090	—	508,090	—

Total financial assets	$688,333	$180,243	$508,090	$—

The following table summarizes the basis used to measure certain financial assets at fair value on a recurring basis in the Company’s consolidated balance sheets at December 31, 2013 (in thousands):

	Balance as of December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents
Money market funds	$26,451	$26,451	$—	$—

Total cash equivalents	26,451	26,451	—	—
Restricted cash
Money market funds	758	758	—	—

Total restricted cash	758	758	—	—
Short-term investments
Time deposits	2,054	—	2,054	—
Corporate bonds	33,257	—	33,257	—
Municipal bonds	31,487	—	31,487	—

Total short-term investments	66,798	—	66,798	—

Total financial assets	$94,007	$27,209	$66,798	$—

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

Cash and Cash Equivalents

Cash and cash equivalents include investments in money market funds, corporate and municipal bonds and time deposits that are readily convertible into cash. Cash and cash equivalents are stated at cost, which approximates fair value. The Company considers all highly liquid investments purchased with an original maturity date of three months or less to be cash equivalents. Cash and cash equivalents consisted of the following at September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014	December 31, 2013
Demand deposit accounts	$113,009	$298,157
Money market funds	179,094	26,451

Total	$292,103	$324,608

Restricted Cash

Restricted cash of $1,913,000 and $2,180,000 at September 30, 2014 and December 31, 2013, respectively, was held in accounts owned by the Company in conjunction with property license requirements, leased office space and to secure credit card availability and reimbursable direct debits due from the Company.

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

Cash flows from purchases, sales and maturities of available-for-sale securities are classified as cash flows from investing activities and reported gross, including any related premiums or discounts. Premiums related to purchases of available-for-sale securities were $11,239,000 and $7,546,000 during the nine months ended September 30, 2014 and 2013, respectively. Fair values are based on quoted market prices. Short-term investments consisted of the following at September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014
	Gross Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Time deposits	$31,660	$—	$(1)	$31,659
Corporate bonds	355,405	15	(667)	354,753
Municipal bonds	103,693	62	(69)	103,686
Commercial paper	17,992	—	—	17,992

Total short-term investments	$508,750	$77	$(737)	$508,090

	December 31, 2013
	Gross Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Time deposits	$2,055	$—	$(1)	$2,054
Corporate bonds	33,274	33	(50)	33,257
Municipal bonds	31,486	16	(15)	31,487

Total short-term investments	$66,815	$49	$(66)	$66,798

For fixed income securities that have unrealized losses as of September 30, 2014, the Company does not intend to sell any of these investments and it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. The Company has evaluated these fixed income securities and determined that no credit losses exist. Accordingly, the Company has determined that the unrealized losses on fixed income securities as of September 30, 2014 are temporary in nature.

The following table summarizes the contractual underlying maturities of the Company’s short-term investments at September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014
	Less than 12 Months	12 Months or Greater	Total
Time deposits	$29,407	$2,252	$31,659
Corporate bonds	224,177	130,576	354,753
Municipal bonds	35,549	68,137	103,686
Commercial paper	17,992	—	17,992

Total short-term investments	$307,125	$200,965	$508,090

	December 31, 2013
	Less than 12 Months	12 Months or Greater	Total
Time deposits	$500	$1,554	$2,054
Corporate bonds	11,164	22,093	33,257
Municipal bonds	3,031	28,456	31,487

Total short-term investments	$14,695	$52,103	$66,798

Non-marketable Cost Investment

During the nine months ended September 30, 2014, the Company invested an additional $9,385,000 for a noncontrolling equity interest in a privately-held company in China. As of September 30, 2014, the total carrying value of the Company’s investment in the privately-held company was $19,498,000. The Company’s investment in the privately-held company is reported using the cost method of accounting or marked down to fair value when an event or circumstance indicates an other-than-temporary decline in value has occurred. No event or circumstance indicating an other-than-temporary decline in value of the Company’s interest in the non-marketable cost investment was identified. This investment is recorded in other non-current assets on the consolidated balance sheets.

Accounts Receivable

Accounts receivable are primarily generated from several sources. Amounts due from credit card merchants who process the Company’s credit card sales from property listings and remit the proceeds to the Company are the primary source of accounts receivable. Accounts receivable are also generated from Internet display advertising amounts due in the ordinary course of business as well as amounts due to the Company for property listings, other products purchased on account or amounts due from partners who provide products and services such as advertising the properties of our property owners and managers on their websites, insurance products and payment processing services. Accounts receivable from Internet display advertising revenue and products purchased on account are recorded at the invoiced amount and are non-interest bearing. Accounts receivable outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance for doubtful accounts by estimating losses on receivables based on known troubled accounts and historical experiences of losses incurred.

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

The Company capitalizes certain internally developed software and website development costs. These capitalized costs were approximately $36,182,000 and $30,523,000 at September 30, 2014 and December 31, 2013, respectively, and are included in property and equipment, net, in the consolidated balance sheets. Internally developed software costs are generally depreciated over five years.

The Company recorded depreciation expense on internally developed software and website development costs as follows for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Depreciation expense on internally developed software and website development costs	$1,343	$1,008	$3,947	$2,760

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

The Company performs an evaluation of goodwill and indefinite-lived intangible assets for impairment annually in the fourth quarter of its fiscal year.

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

The following table summarizes the excess tax (expense) benefit that the Company recorded for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Excess tax (expense) benefit from stock-based compensation	$1,362	$1,992	$2,583	$6,237

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

The following table summarizes the foreign exchange gain (loss) that the Company recorded for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Foreign exchange gain (loss)	$(1,432)	$(482)	$(6,421)	$(1,950)

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

The following table shows the fair value and notional amounts of the Company’s outstanding or unsettled derivative instruments that are not designated as hedging instruments covering foreign currency exposures during the quarter ended September 30, 2014 and closing October 2, 2014 (in thousands).

Balance Sheet Caption	September 30, 2014
	Significant Other Observable Inputs (Level 2)			U.S. Dollar Notional
	Gross Amount of Recognized Assets/Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amount Presented in the Balance Sheet
Prepaid expenses and other current assets	$10,487	$(260)	$10,227	$160,038
Accrued expenses	(447)	260	(187)	15,626

Total	$10,040	$—	$10,040	$175,664

In addition to the notional amounts listed above, the Company also had $158,000,000 of derivatives entered into on September 30, 2014 with a closing date of January 2, 2015.

The following table shows the fair value and notional amounts of the Company’s outstanding or unsettled derivative instruments that are not designated as hedging instruments covering foreign currency exposures during the quarter ended December 31, 2013 and closing January 2, 2014 (in thousands).

Balance Sheet Caption	December 31, 2013
	Significant Other Observable Inputs (Level 2)			U.S. Dollar Notional
	Gross Amount of Recognized Assets/Liability	Gross Amounts Offset in the Balance Sheet	Net Amount Presented in the Balance Sheet
Prepaid expenses and other current assets	$363	$—	$363	$20,520
Accrued expenses	(979)	—	(979)	84,292

Total	$(616)	$—	$(616)	$104,812

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

Reclassifications

Certain reclassifications have been made to prior periods’ consolidated statements of operations to conform to the current period presentation. These reclassifications did not result in any change in previously reported total revenue, net income, total assets or shareholders’ equity.

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2014-08, which is amended guidance for reporting discontinued operations and disposals of components of an entity. The amended guidance requires that a disposal representing a strategic shift that has or will have a major effect on an entity’s financial results, or a business activity classified as held for sale, should be reported as discontinued operations. This new guidance also expands the disclosure requirements for discontinued operations and adds new disclosures for individually significant dispositions that do not qualify as discontinued operations. The amended guidance is effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2014. Early adoption is permitted only for disposals that have not been previously reported. This guidance is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. The updated standard is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2016. The Company has not yet selected a transition method and is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, related to the disclosures around going concern. The new standard provides guidance around management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s financial statements.

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

The following table summarizes the Company’s acquisition during the nine months ended September 30, 2014, with amounts shown below as fair values at the acquisition date (in thousands):

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

The following unaudited pro forma supplemental information presents an aggregated summary of the results of operations of the Company for the three and nine months ended September 30, 2013 and the year ended December 31, 2013, assuming the completion of the 2013 acquisition of Stayz occurred on January 1, 2012 (in thousands).

The unaudited pro forma supplemental information is based on estimates and assumptions that the Company believes are reasonable. Accordingly, the Company adjusted the pro forma results for quantifiable items such as direct acquisition costs, amortization of acquired intangible assets and the estimated tax provision of the pro form combined results. Further, during the quarter ended March 31, 2014 the Company revised the pro forma revenue and net income for the year ended December 31, 2013 by a decrease of $1.9 million and $1.3 million, respectively, based on adjustments of certain estimates, as the Company obtained additional information about the facts and circumstances that existed as of the acquisition date. The average foreign exchange rate during each of the presented years was used in preparing the supplemental information. The unaudited pro forma supplemental information prepared by the Company is not necessarily indicative of the results expected in future periods or the results that actually would have been realized had the acquired business and the Company been a combined company during the specified periods.

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013	Year Ended December 31, 2013
Pro forma total revenue	$95,796	$275,241	$370,620
Pro forma net income	9,693	23,637	28,687

4. Goodwill and Other Intangible Assets

Goodwill

Changes in the Company’s goodwill balance for the year ended December 31, 2013 and the nine months ended September 30, 2014 are summarized in the table below (in thousands):

Balance at December 31, 2012	$312,412
Acquired in business combinations	198,124
Foreign currency translation adjustment	(2,925)

Balance at December 31, 2013	507,611
Acquired in business combinations	11,647
Foreign currency translation adjustment	(9,666)
Post-acquisition goodwill adjustment for the Stayz acquisition	511

Balance at September 30, 2014	$510,103

Pursuant to its goodwill and intangible assets accounting policy, the Company records goodwill adjustments for the effect on goodwill of changes to net assets and liabilities acquired during the measurement period (up to one year from the date of an acquisition). The goodwill arising from the Stayz acquisition was increased by $511,000 up to $178,288,000 due to certain income taxes and changes in fair value estimates derived from additional information gained during the measurement period. Goodwill adjustments were not significant to the Company’s previously reported operating results or financial position. Therefore, the Company elected not to retrospectively adjust the acquisition date accounting and instead recorded the adjustment in the nine months ended September 30, 2014.

Intangible Assets

The Company’s intangible assets, excluding goodwill, consist of intangible assets acquired primarily in business combinations and were recorded at their estimated fair values on the date of acquisition. The finite-lived intangible assets that are being amortized are summarized in the table below (in thousands):

		September 30, 2014			December 31, 2013
	Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade names and trademarks	10	$30,915	$(7,292)	$23,623	$30,066	$(5,050)	$25,016
Developed technology	2-8	34,609	(25,582)	9,027	31,513	(23,646)	7,867
Customer relationships	6-14	80,156	(45,250)	34,906	80,510	(41,739)	38,771
Noncompete agreements and domain names	2-5	5,370	(3,821)	1,549	5,163	(3,181)	1,982

Total		$151,050	$(81,945)	$69,105	$147,252	$(73,616)	$73,636

Amortization of noncompete agreements is recorded over the term of the agreements.

The following table summarizes the amortization expense that the Company recorded for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Amortization expense	$3,397	$2,730	$10,163	$8,905

The Company has the following indefinite-lived intangible assets recorded in its consolidated balance sheet as of September 30, 2014 and December 31, 2013, respectively (in thousands):

	September 30, 2014	December 31, 2013
Trademarks, trade names and other	$7,029	$7,029

5. Accrued Expenses

The Company’s accrued expenses are comprised of the following at September 30, 2014, and December 31, 2013 (in thousands):

	September 30, 2014	December 31, 2013
Compensation and related benefits	$20,395	$21,700
Gift cards	4,147	6,090
Contracting, consulting and professional fees	2,642	4,494
Taxes	5,658	3,425
Marketing	4,742	3,197
Foreign exchange – forward contracts	187	979
Traveler guarantee liability	2,194	956
Other	7,091	13,784

Total	$47,056	$54,625

6. Convertible Senior Notes

Convertible Senior Notes

(In thousands)	Par Value	Equity Component Recorded at Issuance		Carrying Value of Convertible Senior Notes as of
				September 30, 2014	December 31, 2013
0.125% Convertible Senior Notes due April 1, 2019	$402,500	$90,887	(1)	$311,738	$—

(1)	This amount represents the equity component recorded at the initial issuance of the 0.125% convertible senior notes.

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

As of September 30, 2014, the Notes are not yet convertible.

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

The Notes consist of the following (in thousands):

	September 30, 2014	December 31, 2013
Liability component:
Principal:
0.125% Senior Notes	$402,500	$—
Less: debt discount, net
0.125% Senior Notes	(90,762)	—

Net carrying amount	$311,738	$—

The Notes are included in the consolidated balance sheets within Convertible senior notes, net, which are classified as a noncurrent liability. The debt discount is amortized over the life of the Notes using the effective interest rate method.

The total estimated fair value of the Company’s Notes at September 30, 2014 was $308.0 million. The fair value of the Notes was determined based on inputs that are observable in the market (Level 2).

Based on the closing price of the Company’s common stock of $35.50 on September 30, 2014, the if-converted value of the Notes was less than their principal amount.

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

Separately, in March 2014, the Company also entered into warrant transactions (the “Warrants”), whereby the Company sold warrants to acquire, subject to anti-dilution adjustments, shares of the Company’s common stock at $81.14 per share. The Warrants have a term of five years from the date of issuance. If the average market value per share of the Company’s common stock for the reporting period, as measured under the Warrants, exceeds the strike price of the Warrants, the Warrants would have a dilutive effect on the Company’s earnings per share if the Company reports net income for fiscal 2014. The Warrants were anti-dilutive for the period ending September 30, 2014. The Warrants are separate transactions, entered into by the Company and are not part of the terms of the Notes or Note Hedges. Holders of the Notes will not have any rights with respect to the Warrants.

Interest Expense

The following table sets forth total interest expense recognized related to the Notes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
0.125% coupon	$126	$—	$252	$—
Amortization of debt issuance costs	13	—	26	—
Amortization of debt discount	4,378	—	8,694	—
Capitalized interest	(144)	—	(144)	—

Total	$4,373	$—	$8,828	$—

7. Commitments and Contingencies

Leases

The Company leases its facilities and certain office equipment under noncancellable operating leases.

The following table summarizes the total rental expense that the Company recorded for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Rental expense	$1,911	$1,341	$5,134	$3,835

Guarantees

The Company offers two guarantee products to travelers: Basic Rental Guarantee and Carefree Rental Guarantee. The Basic Rental Guarantee is offered to travelers that book a vacation rental property listed on any one of the Company’s websites to protect their vacation rental payments up to $1,000 against Internet fraud. Travelers may also purchase additional protection to cover 100% of vacation rental payments up to $10,000 against Internet fraud, misrepresentation, wrongful denial of entry, wrongful deposit loss or, beginning in 2012, losses from phishing claims by the purchase of the Carefree Rental Guarantee. The Company does not maintain insurance from any third party for claims under these guarantees, and any amounts payable for claims made under these guarantees are payable by the Company. Amounts recorded for estimated future claims under the guarantees are based on historical experience and estimates of potential future claims are recorded either in cost of revenue or in general and administrative expense in the Company’s consolidated statement of operations depending on whether the expense is related to estimated claims under the Basic Rental Guarantee or to the Carefree Rental Guarantee.

Expected future claims for traveler guarantees, which are presented as a current liability in the Company’s consolidated balance sheets, and changes for the guarantees are as follows (in thousands):

Traveler guarantee liability at December 31, 2012	$566
Costs accrued for new vacation rentals	2,230
Guarantee obligations honored	(1,840)

Traveler guarantee liability at December 31, 2013	$956
Costs accrued for new vacation rentals	3,136
Guarantee obligations honored	(1,898)

Traveler guarantee liability at September 30, 2014	$2,194

The Company maintains a guarantee of £5,000,000 (approximately $8,109,000 as of September 30, 2014) in favor of a bank in the United Kingdom for extending credit to the Company in connection with the wholly owned United Kingdom subsidiary’s business of collecting its subscription revenue in advance via credit card payments.

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

8. Stock-Based Compensation

During the three and nine months ended September 30, 2014, the Company issued an aggregate of 258,046 and 1,506,292 restricted stock units, respectively, under its 2011 Equity Incentive Plan (the “2011 Plan”), for an aggregate fair value of $8,607,000 and $54,963,000, respectively. Additionally, during the three and nine months ended September 30, 2014, the Company issued an aggregate of 139,479 and 961,634 options, respectively, to purchase common stock under the 2011 Plan for an aggregate fair value of $1,663,000 and $12,954,000, respectively.

The following table summarizes the total stock-based compensation expense that the Company recorded for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Cost of revenue	$847	$720	$2,415	$2,392
Product development	3,485	2,515	9,589	6,743
Sales and marketing	2,763	2,349	7,868	6,235
General and administrative	5,576	4,413	15,710	12,219

Total	$12,671	$9,997	$35,582	$27,589

9. Redeemable Noncontrolling Interests

During the year ended December 31, 2013, the Company acquired 68.5% of the outstanding stock of travelmob Pte. Ltd. and 55% of the outstanding stock of Bookabach Limited. The redeemable noncontrolling interests are reported on the Consolidated Balance Sheets in mezzanine equity in “Redeemable noncontrolling interests.”

The Company recognizes changes to the redemption value of noncontrolling interests as they occur and adjusts the carrying value to equal the redemption value at the end of each reporting period.

Changes in the Company’s redeemable noncontrolling interests for the year ended December 31, 2013 and the nine months ended September 30, 2014 are summarized in the table below (in thousands):

Balance at December 31, 2012	$—
Fair value at acquisition	10,966
Net loss attributable to noncontrolling interests	(395)
Currency translation adjustments	13

Balance at December 31, 2013	$10,584
Net loss attributable to noncontrolling interests	(1,233)
Changes to redemption value of noncontrolling interests	851
Currency translation adjustments	29

Balance at September 30, 2014	$10,231

10. Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consists of the following at September 30, 2014 and December 31, 2013, respectively (in thousands):

	September 30, 2014	December 31, 2013
Foreign currency translation	$(13,191)	$(6,728)
Unrealized losses on short-term investments	(661)	(19)

Total	$(13,852)	$(6,747)

11. Income Taxes

The following table summarizes the total income tax expense that the Company recorded, and the related effective tax rate, for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Income tax expense	$845	$4,312	$5,909	$9,143
Effective tax rate	13.9%	34.0%	31.5%	32.4%

At September 30, 2014, the Company’s effective tax rate estimate for the year ended December 31, 2014 differed from the statutory rate primarily due to the non-deductible stock compensation charges and state taxes, which is partially offset by the benefit of disqualifying dispositions of incentive stock options, adjustments to the recognized value of federal and Texas research and experimentation tax credit carryforwards and the effect of different statutory tax rates in foreign jurisdictions. In addition, there was a discrete tax benefit of $2.5 million recorded in the three months ended September 30, 2014 related to tax basis intangibles resulting from the merger of wholly owned subsidiaries of the Company in Spain. At September 30, 2013, the Company’s effective tax rate estimate for the year ended December 31, 2013 differed from the statutory rate primarily due to non-deductible stock compensation charges, state taxes, amortization of tax charges on the intercompany sale of assets that were deferred in prior periods, which was partially offset by the benefit of disqualifying dispositions of incentive stock options, the effect of different statutory tax rates in foreign jurisdictions, and the federal research and experimentation tax credit.

12. Net Income Per Share Attributable to HomeAway, Inc.

The following table sets forth the computation of basic and diluted net income per share of common stock (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator
Net income attributable to HomeAway, Inc.	$4,912	$8,478	$13,222	$19,243

Denominator
Weighted average common shares outstanding-basic	94,106	85,452	93,507	84,805
Dilutive effect of stock options, warrants and restricted stock units	2,283	2,763	2,851	2,933

Weighted average common shares outstanding-diluted	96,389	88,215	96,358	87,738

Net income per share:
Basic	$0.05	$0.10	$0.14	$0.23
Diluted	$0.05	$0.10	$0.14	$0.22

The following common equivalent shares were excluded from the calculation of net income per share as their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Stock options	2,604	3,250	2,038	3,098
Restricted stock units	62	—	49	32
Warrants	7,716	—	7,716	—

Total common equivalent shares excluded	10,382	3,250	9,803	3,130

13. Subsequent Events

In October 2014, the Company invested $15,000,000 for a non-controlling equity interest in a privately-held company in the United States that operates a travel research application and website. The Company’s investment will be reported using the cost method of accounting and marked down to fair value if events or circumstances indicate an other-than-temporary decline in value has occurred and will be recorded in other non-current assets on the consolidated balance sheets.

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

Overview

We operate the world’s largest online marketplace for the vacation rental industry. Our marketplace brings together millions of travelers seeking vacation rentals online with hundreds of thousands of property owners and managers of vacation rental properties located in 190 countries around the world. Our portfolio includes leading vacation rental websites in Australia, Brazil, France, Germany, New Zealand, Singapore, Spain, the United Kingdom and the United States. During the three and nine months ended September 30, 2014, according to our internal metrics, our websites attracted approximately 232 million and 707 million website visits, respectively, and as of September 30, 2014, our global marketplace included over one million paid listings.

In the third quarter of 2014, consistent with our stated strategy, we focused our efforts on providing the largest selection of properties to travelers and the most qualified inquiries and bookings to property owners and managers. We added over 261,000 paid listings, net of non-renewals, to our network from September 30, 2013 to September 30, 2014, representing a 33.8% growth rate over the comparable prior year period.

Historically, property owners and managers have paid us to list on our marketplace by paying for a subscription that generally is for an annual period. Our listing business, which is made up largely of subscription listings, comprises the majority of our revenues at 82.5% and 82.6% for the three and nine months ended September 30, 2014, respectively, as compared to 84.2% and 84.4% for the three and nine months ended September 30, 2013, respectively. We continued to improve monetization of our paid listing base from pricing and product changes through continued adoption of our tiered pricing structure, where available, and from an increase in purchases by property owners and managers of bundled listings products. This improved monetization can be seen in the increase of our average revenue per subscription listing from $428 in the third quarter of 2013 to $479 in the third quarter of 2014. For the three and nine months ended September 30, 2014, average revenue per subscription listing, excluding the impact of foreign exchange rates, increased by 11.7% and 11.6% as compared to the three and nine months ended September 30, 2013, respectively. Tiered pricing allows property owners and managers with paid subscriptions to improve their position in search results by purchasing a higher subscription level or tier. We believe property owners and managers increasingly will elect to purchase higher tiers and multi-site bundles, which would increase average revenue per subscription listing in future periods. At the same time, by keeping base prices low, we believe the number of paid listings can continue to grow. We also offer performance-based pricing on some websites, which allows owners and managers to list their properties for free and pay us a commission for successful bookings. We may use different pricing strategies as we enter new markets and geographies or attempt to further penetrate the professional property manager market, which could result in lower average revenue per listing.

Enablement of e-commerce on our websites has been and will continue to be a focus for our Company. In the third quarter of 2014, we continued to see adoption of our online payments platform, which is currently available on HomeAway.com, VRBO.com, and VacationRentals.com in the United States, HomeAway.co.uk in the United Kingdom, Abritel.fr in France and HomeAway.de in Germany. Property owners and managers are encouraged but not required to use the platform. Using this platform enables property owners and managers to respond to and manage inquiries, prepare and send rental quotes and payment invoices. It also allows travelers to book online, including via online rental agreements and to process online payments via credit card or eCheck. Additionally in some countries, property owners and managers can make value-added products available for purchase. We believe that adoption and increased use of our payments platform over time will allow us to earn more revenue from ancillary products while providing a more secure and efficient payment mechanism for travelers. We plan to introduce new products and services for travelers, property owners and managers, which we believe will provide further opportunities to generate revenue through our marketplace.

We believe that bringing travelers to our online marketplace is necessary to attract and retain vacation rental owners and managers. It is also critical for us to increase the rate at which travelers book vacation rentals with our property owners and managers. To meet these challenges, which are even more important with the increase in performance-based listings, we are focused on a combination of marketing tactics, including pay-per-click advertising, search engine optimization, brand and display advertising, with a goal of driving more travelers and bookings to our websites as well as increasing the exposure of the vacation rental category. We are also investing in product enhancements to make it easier for travelers visiting our websites to search and find the right property, to inquire and to book their stay.

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

Key financial highlights for the three months ended September 30, 2014 include the following:

•	Total revenue was $117.1 million compared to $90.1 million in the third quarter of 2013, or an increase of 29.9%;

•	Percentage of total revenue from outside the United States was 40.6% in the third quarter, compared to 38.6% in the third quarter of 2013; total revenue from outside the United States in the third quarter of 2014 included 33.7% from Europe and 6.9% from South America and the Asia Pacific region;

•	Listing revenue was $96.6 million compared to $75.9 million in the third quarter of 2013 and contributed 82.5% of total revenue compared to 84.2% in the third quarter of 2013;

•	Net income attributable to HomeAway, Inc. was $4.9 million compared to $8.5 million in the third quarter of 2013;

•	Cash from operating activities was $25.5 million compared to $18.7 million in the third quarter of 2013, or an increase of 36.5%;

•	Adjusted EBITDA was $31.6 million compared to $29.0 million in the third quarter of 2013, or an increase of 8.8%; Adjusted EBITDA as a percentage of revenue was 27.0%, a decrease of 5.2% from 32.2% in the third quarter of 2013 and reflective of incremental marketing spend in the third quarter of 2014;

•	Free cash flow was $20.0 million compared to $17.0 million in the third quarter of 2013, or an increase of 17.6%; on a trailing twelve month basis, free cash flow increased 28.1% to $117.2 million from $91.5 million in the comparable trailing twelve month period for the prior year;

•	Non-GAAP net income was $18.9 million, or $0.20 per diluted share, compared to non-GAAP net income of $16.7 million, or $0.19 per diluted share, in the third quarter of 2013; and

•	Cash, cash equivalents and short-term investments as of September 30, 2014 were $800.2 million.

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

Growth Opportunities and Trends

Our ability to continue to grow our revenue will depend largely on increasing the number of paid listings, increasing revenue per listing and increasing revenue from other products and services through our marketplace. This includes our ability to successfully enable e-commerce transactions on our websites, including allowing for online payments and online booking, and commission-based revenue streams for vacation rental listings including pay-per-booking listings. In addition, we continually assess opportunities for strategic acquisitions. We also use direct and indirect marketing as well as telesales to reach owners and professional property managers. In the future, we believe it will become more important for us to use marketing to grow and to further advertise our brand to travelers. We have seen other companies launch online businesses offering vacation rentals or other alternatives to hotels. We believe that this growing favorable awareness of alternatives to hotels has and will continue to support growth of our business. However, we have also seen a trend of increased government regulation and taxation of the industry. We will continue to monitor the effects of these trends and will take actions as necessary to mitigate their effects.

Expenses

Our expenses are primarily composed of salaries and related expenses, marketing and professional fees. Our expenses from year to year may fluctuate due to timing of specific events or projects. We will continue to increase expenses across the organization on an annual basis to support our growth and expect our cost of revenue to grow in absolute dollars but remain consistent as a percentage of revenue in 2014. We expect to incur higher expenses for product development as we record a full year impact of personnel hired in 2013 and as we hire additional personnel to develop new features and products and expect product development expenses to remain consistent as a percentage of revenue in 2014. We expect to incur higher expenses in both absolute dollars and as a percentage of revenue in 2014 for sales and marketing as we continue to build our sales team to address the professional property managers, increase our marketing activities to generate additional traveler demand to support both subscription and performance based listings and continue to build brand and category awareness. The level of increased expenses related to demand driven marketing activities during 2014 will be determined based on the results of those activities. We expect to incur higher expenses in absolute dollars and remain relatively flat as a percentage of revenue in 2014 for general and administrative expenses as we support the growth of our business internationally and the requirements of being a publicly traded company. We plan for additional capital investments in 2014 to support the growth of our business and expect our investment in capital expenditures to increase as a percentage of revenue as compared to 2013, primarily due to the expansion of our office facilities in Austin, Texas. We believe that the reorganization of our global corporate structure will lower our tax expense over the longer term, and we are continuously seeking to optimize tax expense in line with our global expansion plans.

Key Business Metrics

In addition to traditional financial and operational metrics, we use the following business metrics to monitor and evaluate results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Paid listings, end of period	1,034,847	773,352	1,034,847	773,352
Average revenue per subscription listing	$479	$428	$476	$422
Renewal rate, end of period	71.7%	71.7%	71.7%	71.7%
Visits to websites (in millions)	232	198	707	606

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

Paid Listings. In the three months ended September 30, 2014 and 2013, 82.5% and 84.2%, respectively, of our revenue was derived from paid listings. We regularly track paid listings as a key revenue growth indicator and to identify trends in our business and industry. From September 30, 2013 to September 30, 2014, paid listings increased by 33.8%, contributing to listing revenue growth of 27.2%. The growth in paid listings is due to our marketing and selling new and additional listings to property owners and managers, the introduction of pay-per-booking listings, listings acquired in acquisitions and organic growth from property owners and managers who become aware of our websites and choose to market their properties. From September 30, 2013 to September 30, 2014, we reduced the number of pay-per-lead listings and added a significant number of pay-per-booking listings, resulting in a net impact of 290.9% ending listing growth from performance-based listings. A portion of the growth in listings came from 2013 acquisitions of Bookabach Limited (“Bookabach”) and Stayz, which added approximately 53,000 paid listings to our network, most of which are performance-based listings. Growth in new listings is partially offset by loss of listings through attrition and through consolidations.

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

For the three and nine months ended September 30, 2014, average revenue per subscription listing was $479 and $476, respectively, an increase of 11.9% and 12.8% compared to the three and nine months ended September 30, 2013, respectively. Excluding the impact of foreign exchange rates, average revenue per subscription listing would have been $478 and $471 in the three and nine months ended September 30, 2014, respectively, an increase of 11.7% and 11.6% compared to the three and nine months ended September 30, 2013 respectively.

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

In order to increase revenue per subscription listing, we rely on increases in base pricing, increases in adoption of tiered pricing alternatives as well as bundled listings for our property owners and managers. We began offering tiered pricing on HomeAway.com in the United States in 2011, which allows our property owners and managers to purchase a higher subscription level to increase the position of their listings in search results. In 2012, we migrated VRBO.com in the United States to the same tiered pricing structure. Also in 2012, we launched tiered pricing on HomeAway.com.uk in the United Kingdom, Abritel.fr in France and HomeAway.de in Germany. In 2013, tiered pricing was launched on HomeAway.es in Spain, HomeAway.it in Italy and AlugueTemporada.com.br in Brazil. In 2014, tiered pricing was launched on Homelidays.com in France and VacationRentals.com in the United States upon the migration of that brand to the global technology network. As we continue to implement tiered pricing on other websites, or change the prices or structure of tiered pricing, we may see an impact on listing sales in the current period and on revenue during the length of the subscription period.

Renewal Rate. Renewal of paid subscription listings is a key driver of revenue for our business. We track renewal rate in order to understand and improve property owners’ and managers’ satisfaction and to help us more accurately estimate our future revenue and cash flows. Our overall renewal rate remained flat September 30, 2013 to September 30, 2014 at 71.7%. This is primarily due to increased renewals in the United States offset by declines in Europe. After adjusting for consolidated listings, our renewal rate as of September 30, 2014 is estimated to be 72.6%, or a decrease of 1.6% as compared to September 30, 2013.

The renewal rate for our subscription listings at the end of any period is defined as the percentage of those paid listings that were active at the end of the period ended twelve months prior that are still active as of the end of the reported period. Unique property subscription listings that are removed from property managers’ accounts and subsequently replaced with new subscription listings within the same property manager’s account listings are not considered as renewals in our renewal rate calculation. We include most subscription listings in our calculation of renewal rate with the exception of subscriptions sold by BedandBreakfast.com, Toprural.com, and Bookabach.co.nz, which will remain excluded until we can further develop our database system. However, based on our review of other internal renewal rate data, we do not believe that the exclusion of these brands from the renewal rate calculation materially impacts the result.

We expect continued product improvements and demand generation for property owners and managers to result in increases in customer satisfaction and optimal renewal rates for our business. In addition, several other factors affect renewal rates including our property owners’ and managers’ ability to consolidate their listings, their ability to purchase geographic bundled listings and our use of promotional pricing to attract new subscribers. Additionally, our paid subscription listing renewal rate could be impacted by property owners and managers who elect to list their properties through our recently launched pay-per-booking commission offering, rather than paying a subscription fee.

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

Growth in visits was 17.3% in the third quarter of 2014 as compared to the third quarter of 2013. We believe that certain quality initiatives aimed at reducing the number of visits required to secure a booking may have an impact on growth in visits. These initiatives include online booking, quotable rates, and continuous improvements to our search functionality to help travelers locate appropriate properties more quickly.

Key Components of Our Results of Operations

Revenue

We derive most of our revenue from paid subscription listings. Our customers generally pay for their subscription listings at the beginning of the listing term, and revenue is recognized monthly over the term of the listing, which is generally one year. We also offer pay-for-performance listings to property owners and professional managers. This offering allows the customer to list a property with no initial upfront fees and, instead, pay us fees based on traveler inquiries or commissions on bookings.

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

Costs and Expenses

A large component of our costs and expenses consists of personnel costs. Personnel costs include salaries, benefits, bonuses and related expenses, including stock-based compensation. We grew from 1,461 employees at September 30, 2013 to 1,737 at September 30, 2014. We expect that personnel costs will be higher in absolute dollars in 2014 than in 2013 based on an expected increase in the number of employees in 2014.

Cost of Revenue. Cost of revenue consists of salaries, benefits and related expenses and stock-based compensation of our customer service and web-hosting personnel, merchant fees charged by credit card processors, costs associated with the hosting of our websites, costs associated with payments and reserves from our Carefree Rental Guarantee, and allocated facility expenses and depreciation costs. Personnel costs include salaries, benefits, bonuses and related expenses, including stock-based compensation. To the extent that the number of paid listings on our marketplace grows and as we add more features to our websites, we intend to invest additional resources in customer service systems and personnel. Our customer service personnel help our property owners and managers use our websites to list their properties, answer their questions, and perform listing reviews and other processes as a part of our efforts to ensure quality, trust and security. Our customer service personnel also help travelers use our websites to book their travel and answer their questions. As more property owners and travelers utilize our e-commerce products and services, such as our online booking functionality on our websites, we believe that more travelers will require help from our customer service personnel. Our merchant fees are based on a contractual rate per transaction and will increase in absolute dollars as sales of listings increase, but for 2014 we expect our merchant fees to remain relatively constant and commensurate with 2013 levels, as a percentage of revenue. In general, as we add more features and functionality to our websites and anticipate an increase in the number of travelers accessing our websites, we will increase our spending on hardware and software required for hosting. We expect these additional costs to cause our cost of revenue expenses to increase in absolute dollars but decrease slightly as a percentage of revenue in 2014 as compared to 2013.

We view the operation of our websites as a foundation upon which different revenue streams are generated. Cost of revenue, as described above, which includes the cost of customer service personnel, web hosting and merchant fees, directly supports our listing revenue, and was 14.5% and 14.8% of total revenue in the three months ended September 30, 2014 and 2013, respectively and 14.9% and 15.8% of total revenue in the nine months ended September 30, 2014 and 2013, respectively. These same expenses support the overall operation of our websites and therefore our other revenue. There are no other material distinct costs of revenue for any period presented. The reporting of cost of revenue as one category in our consolidated financial statements is consistent with the manner in which we manage our business.

Product Development. Product development expenses consist of personnel costs, third-party contracting and consulting fees associated with our research and development, costs associated with improvements to, and maintenance of, existing services, and allocated facility expenses and depreciation costs. We have historically focused our product development efforts on increasing the functionality and enhancing the ease of use of our websites, both for property owners and managers and for travelers. We intend to increase our technology and product resources by hiring additional personnel in future periods as we anticipate an increase in the number of listings and develop new features and products. We expect these additional investments to cause our product development expenses to increase in absolute dollars but remain relatively consistent as a percentage of revenue in 2014 as compared to 2013.

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

Other Income (Expense)

Other income (expense) includes interest expense associated with the Notes, net of interest income earned on our excess cash, which is invested in short-term instruments. At September 30, 2014, we had operations in Australia, Brazil, Colombia, France, Germany, Italy, the Netherlands, New Zealand, Singapore, Spain, Switzerland, Thailand, the United Kingdom and the United States. As a result of operating in multiple countries, we incur gains and losses on foreign currency transactions, primarily related to the valuation of intercompany loans and short-term advances, which are included as other income (expense). Due to the issuance of the Notes in March of 2014, we expect interest expense to increase significantly in 2014 as compared to 2013. This increase will result from both cash payments related to coupon interest rates as well as non-cash amortization of the recorded debt discount over the term of the Notes.

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

Historically, we have generated most of our current taxable income outside of the United States due to net operating loss carryforwards and stock option deductions available for utilization in the United States. However, in 2014 we expect to utilize most of our available U.S. net operating loss carryforward. In 2014, we expect to pay corporate income taxes associated with our operations in Brazil, Colombia, France, Germany, New Zealand, Spain, Switzerland and the United Kingdom, as well as certain states within the United States. We will continue to expand our business outside of the United States, in which case, we will become subject to further taxation based on foreign statutory tax rates in those jurisdictions where we operate, and our effective tax rate may fluctuate as a result.

In prior periods, we have benefited from the tax credit incentives under the U.S. research and experimentation tax credit extended to taxpayers engaged in qualified research and experimental activities. The tax credit expired on December 31, 2013, and as such, no benefit is reflected in our income tax expense in the nine months ended September 30, 2014. If this credit is renewed under similar terms as in prior years, the result could benefit our effective tax rate.

Critical Accounting Policies and Estimates

Our consolidated financial statements include the accounts of our U.S.-based operations and our Australia, Brazil, Colombia, France, Germany, Italy, the Netherlands, New Zealand, Singapore, Spain, Switzerland, Thailand and United Kingdom-based subsidiaries. Our consolidated results are prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. To the extent there are material differences between these estimates and our actual results, our consolidated financial statements will be affected.

Our significant accounting policies are described in Note 2 to the accompanying condensed consolidated financial statements included, and, of those policies, we believe that the accounting policies listed below involve the greatest degree of complexity and exercise of judgment by our management. The methods, estimates and judgments that we use in applying our accounting policies have a significant impact on our results of operations particularly in the areas of business combination and taxes. Accordingly, we believe the policies listed below are the most critical for understanding and evaluating our financial condition and results of operations. These critical accounting policies are:

•	Revenue recognition;

•	Business combinations;

•	Convertible senior notes and the related warrants and hedges;

•	Stock-based compensation; and

•	Income taxes.

A description of our critical accounting policies that involve significant management judgments appears in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2014 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.”

Results of Operations

The following table presents our operating results and our operating results as a percentage of revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue:
Listing	$96,601	$75,927	$278,459	$216,304
Other	20,511	14,221	58,591	39,916

Total revenue	117,112	90,148	337,050	256,220
Costs and expenses:
Cost of revenue (exclusive of amortization shown separately below)	16,926	13,322	50,291	40,448
Product development	20,212	15,193	56,952	42,033
Sales and marketing	42,234	28,561	117,251	83,795
General and administrative	22,995	17,525	69,467	51,643
Amortization expense	3,397	2,730	10,163	8,905

Total costs and expenses	105,764	77,331	304,124	226,824

Operating income	11,348	12,817	32,926	29,396
Other income (expense):
Interest expense	(4,373)	—	(8,842)	—
Interest income	552	306	1,117	848
Other expense, net	(1,434)	(458)	(6,452)	(1,983)

Total other income (expense)	(5,255)	(152)	(14,177)	(1,135)

Income before income taxes	6,093	12,665	18,749	28,261
Income tax expense	(845)	(4,312)	(5,909)	(9,143)

Net income	5,248	8,353	12,840	19,118
Less: Impact of noncontrolling interests, net of tax	336	(125)	(382)	(125)

Net income attributable to HomeAway, Inc.	$4,912	$8,478	$13,222	$19,243

Net income per share attributable to HomeAway, Inc.:
Basic	$0.05	$0.10	$0.14	$0.23
Diluted	$0.05	$0.10	$0.14	$0.22

Weighted average number of shares outstanding
Basic	94,106	85,452	93,507	84,805
Diluted	96,389	88,215	96,358	87,738

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands, except per share data)
Consolidated Statements of Operations as a Percentage of Revenue:
Revenue:
Listing	82.5%	84.2%	82.6%	84.4%
Other	17.5	15.8	17.4	15.6

Total revenue	100.0	100.0	100.0	100.0
Costs and expenses:
Cost of revenue (exclusive of amortization shown separately below)	14.5	14.8	14.9	15.8
Product development	17.3	16.9	16.9	16.4
Sales and marketing	36.1	31.7	34.8	32.7
General and administrative	19.6	19.4	20.6	20.2
Amortization expense	2.9	3.0	3.0	3.5

Total costs and expenses	90.3	85.8	90.2	88.5

Operating income	9.7	14.2	9.8	11.5
Other income (expense):
Interest expense	(3.7)	—	(2.6)	—
Interest income	0.5	0.3	0.3	0.3
Other expense, net	(1.2)	(0.5)	(1.9)	(0.8)

Total other income (expense)	(4.5)	(0.2)	(4.2)	(0.4)

Income before income taxes	5.2	14.0	5.6	11.0
Income tax expense	(0.7)	(4.8)	(1.8)	(3.6)

Net income	4.5	9.3	3.8	7.5
Less: Impact of noncontrolling interests, net of tax	0.3	(0.1)	(0.1)	—

Net income attributable to HomeAway, Inc.	4.2%	9.4%	3.9%	7.5%

Comparison of the Three and Nine Months Ended September 30, 2014 and 2013

Revenue

	Three Months Ended September 30,
	2014		2013		Change
Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Listing	$96,601	82.5%	$75,927	84.2%	$20,674	27.2%
Other	20,511	17.5	14,221	15.8	6,290	44.2

Total	$117,112	100.0%	$90,148	100.0%	$26,964	29.9%

	Three Months Ended September 30,
	2014		2013		Change
Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
United States	$69,564	59.4%	$55,363	61.4%	$14,201	25.7%
International	47,548	40.6	34,785	38.6	12,763	36.7

Total	$117,112	100.0%	$90,148	100.0%	$26,964	29.9%

	Nine Months Ended September 30,
	2014		2013		Change
Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Listing	$278,459	82.6%	$216,304	84.4%	$62,155	28.7%
Other	58,591	17.4	39,916	15.6	18,675	46.8

Total	$337,050	100.0%	$256,220	100.0%	$80,830	31.5%

	Nine Months Ended September 30,
	2014		2013		Change
Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
United States	$195,786	58.1%	$157,546	61.5%	$38,240	24.3%
International	141,264	41.9	98,674	38.5	42,590	43.2

Total	$337,050	100.0%	$256,220	100.0%	$80,830	31.5%

For the Three Months Ended September 30, 2014

Revenue was $117.1 million in the three months ended September 30, 2014, compared to $90.1 million in the three months ended September 30, 2013, an increase of $27.0 million, or 29.9%. Our U.S. revenue was $69.6 million, or 59.4% of our total revenue, in the three months ended September 30, 2014, compared to $55.4 million, or 61.4% of our total revenue, in the three months ended September 30, 2013.

While our overall revenue growth rate for the three months ended September 30, 2014 was 29.9%, our organic revenue growth rate was 22.7%, excluding revenue from the travelmob, Bookabach, Stayz and Glad To Have You businesses we acquired over the past 12 months, which was not included in our organic revenue growth rate. We consider growth to be organic if generated from businesses that we have owned for at least 12 months.

Listing Revenue

Our core listing business revenue increased by $20.7 million, or 27.2%, in the three months ended September 30, 2014 as compared to the three months ended September 30, 2013, due to an increased number of new listings and an increase in average revenue per subscription listing. Paid listings increased from 773,352 at September 30, 2013 to 1,034,847at September 30, 2014, an increase of 33.8%. The growth in paid listings is due to marketing and selling new and additional listings to property owners and managers, the introduction of pay-per-booking listings, listings acquired in acquisitions and organic growth from property owners and managers who become aware of our websites and choose to market their properties. We added approximately 53,000 listings in the Asia Pacific region as part of our acquisitions of Bookabach and Stayz. Our average revenue per subscription listing was $479 in the three months ended September 30, 2014 compared to $428 in the three months ended September 30, 2013, an increase of $51, or 11.9%. We continued to improve monetization of our paid subscription listing base from pricing and product changes through continued adoption of our tiered pricing structure and from an increase in purchases by property owners and managers of bundled listings products.

Other Revenue

Other revenue increased by $6.3 million, or 44.2%, in the three months ended September 30, 2014 compared to the three months ended September 30, 2013. Revenue from products focused on travelers and owners, such as property damage protection, trip insurance, Carefree Rental Guarantee and software products, including related maintenance and training, increased by $4.0 million in the three months ended September 30, 2014 compared to the three months ended September 30, 2013. Revenue from internet display advertising and merchant bank credit card royalties increased by $1.9 million in the three months ended September 30, 2014 compared to the three months ended September 30, 2013.

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

In the three months ended September 30, 2014, the year-over-year growth in listing revenue measured on a constant currency basis was 27.0%, compared with 27.2% as reported. The year-over-year growth in total revenue in the three months ended September 30, 2014 measured on a constant currency basis was 29.7%, compared with 29.9% as reported.

For the Nine Months Ended September 30, 2014

Revenue was $337.1 million in the nine months ended September 30, 2014, compared to $256.2 million in the nine months ended September 30, 2013, an increase of $80.8 million, or 31.5%. Our U.S. revenue was $195.8 million, or 58.1% of our total revenue, in the nine months ended September 30, 2014, compared to $157.5 million, or 61.5% of our total revenue, in the comparable period during 2013.

While our overall revenue growth rate for the nine months ended September 30, 2014 was 31.5%, our organic revenue growth rate was 23.1%, excluding revenue from the travelmob, Bookabach, Stayz and Glad To Have You businesses we acquired over the past 12 months, which was not included in our organic revenue growth rate. We consider growth to be organic if generated from businesses that we have owned for at least 12 months.

Listing Revenue

Our core listing business revenue increased by $62.2 million, or 28.7%, in the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013, due to an increased number of new listings and an increase in average revenue per subscription listing. Paid listings increased from 773,352 at September 30, 2013 to 1,034,847 at September 30, 2014, an increase of 33.8%. Our average revenue per subscription listing was $476 in the nine months ended September 30, 2014 compared to $422 in the nine months ended September 30, 2013, an increase of $54, or 12.8%.

Other Revenue

Other revenue increased by $18.7 million, or 46.8%, in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. Revenue from products focused on travelers and owners, such as property damage protection, trip insurance, Carefree Rental Guarantee and software products, including related maintenance and training, increased by $12.3 million in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. Revenue from internet display advertising and merchant bank credit card royalties increased by $6.0 million in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.

Revenue Growth in Constant Currency

In the nine months ended September 30, 2014, the year-over-year growth in listing revenue measured on a constant currency basis was 27.4%, compared with 28.7% as reported. The year-over-year growth in total revenue in the nine months ended September 30, 2014 measured on a constant currency basis was 30.4%, compared with 31.5% as reported.

Cost of Revenue

	Three Months Ended September 30,
	2014		2013		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Cost of revenue	$16,926	14.5%	$13,322	14.8%	$3,604	27.1%

	Nine Months Ended September 30,
	2014		2013		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Cost of revenue	$50,291	14.9%	$40,448	15.8%	$9,843	24.3%

For the Three Months Ended September 30, 2014

Cost of revenue was $16.9 million in the three months ended September 30, 2014, compared to $13.3 million in the three months ended September 30, 2013, an increase of $3.6 million, or 27.1%. A large part of the increase was due to a $1.3 million increase in salaries, benefits, bonuses and related expenses, including non-cash stock-based compensation, for our customer service and web-hosting personnel. At September 30, 2014, we had 509 customer support and web-hosting operations personnel, or an increase of 12.6% from September 30, 2013. With increased customer service employees as well as increased investment in hosting equipment, we incurred a higher expense for facilities and depreciation of computer equipment, furniture and facility leasehold improvements, which increased by $416,000, or 20.2%, for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. Other increases included $755,000 in increases in equipment expenses, web hosting fees and merchant fees, $755,000 in increases in professional fees and $231,000 in increases in software licenses and maintenance for our corporate systems.

For the Nine Months Ended September 30, 2014

Cost of revenue was $50.3 million in the nine months ended September 30, 2014, compared to $40.4 million in the nine months ended September 30, 2013, an increase of $9.8 million, or 24.3%. A large part of the increase was due to a $3.0 million increase in salaries, benefits, bonuses and related expenses, including non-cash stock-based compensation, for our customer service and web-hosting personnel. With increased customer service employees as well as increased investment in hosting equipment, we incurred a higher expense for facilities and depreciation of computer equipment, furniture and facility leasehold improvements, which increased by $1.0 million, or 15.8%, for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. Other increases included $2.2 million in increases in equipment expenses, web hosting fees and merchant fees, $2.1 million in increases in professional fees and $1.0 million in increases in software licenses and maintenance for our corporate systems.

Product Development

	Three Months Ended September 30,
	2014		2013		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Product development	$20,212	17.3%	$15,193	16.9%	$5,019	33.0%
Capitalized software development costs	1,912	1.6	2,113	2.3	(201)	(9.5)

Total product and technology costs expensed and capitalized	$22,124	18.9%	$17,306	19.2%	$4,818	27.8%

	Nine Months Ended September 30,
	2014		2013		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Product development	$56,952	16.9%	$42,033	16.4%	$14,919	35.5%
Capitalized software development costs	6,384	1.9	6,372	2.5	12	0.2

Total product and technology costs expensed and capitalized	$63,336	18.8%	$48,405	18.9%	$14,931	30.8%

For the Three Months Ended September 30, 2014

Product development expense was $20.2 million in the three months ended September 30, 2014, compared to $15.2 million in the three months ended September 30, 2013, an increase of $5.0 million, or 33.0%. A large part of the increase was due to a $4.0 million increase in salaries, benefits, bonuses and related expenses, including non-cash stock-based compensation. At September 30, 2014, we had 414 employees in product development, or an increase of 24.0% from September 30, 2013. Overall increases in headcount also drove higher facilities and depreciation expense of $544,000 in the three months ended September 30, 2014.

For the Nine Months Ended September 30, 2014

Product development expense was $57.0 million in the nine months ended September 30, 2014, compared to $42.0 million in the nine months ended September 30, 2013, an increase of $14.9 million, or 35.5%. A large part of the increase was due to a $12.5 million increase in salaries, benefits, bonuses and related expenses, including non-cash stock-based compensation. Overall increases in headcount also drove higher facilities and depreciation expense of $1.6 million in the nine months ended September 30, 2014.

Sales and Marketing

	Three Months Ended September 30,
	2014		2013		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Sales and marketing	$42,234	36.1%	$28,561	31.7%	$13,673	47.9%

	Nine Months Ended September 30,
	2014		2013		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Sales and marketing	$117,251	34.8%	$83,795	32.7%	$33,456	39.9%

For the Three Months Ended September 30, 2014

Sales and marketing expense was $42.2 million in the three months ended September 30, 2014, compared to $28.6 million in the three months ended September 30, 2013, an increase of $13.7 million, or 47.9%. Salaries, benefits, bonuses and related expenses, including non-cash stock-based compensation, increased $4.2 million due to an increase in the number of our employees. At September 30, 2014, we had 565 employees in sales and marketing, or an increase of 18.9% from September 30, 2013. Overall increases in headcount also drove higher facilities and depreciation expense of $704,000. Direct marketing expenses increased by $7.9 million primarily due to increased spending on pay-per-click expenses, broad reach television, as well as display advertising and affiliate marketing. Other increases included $395,000 from travel expenses and professional fees.

For the Nine Months Ended September 30, 2014

Sales and marketing expense was $117.3 million in the nine months ended September 30, 2014, compared to $83.8 million in the nine months ended September 30, 2013, an increase of $33.5 million, or 39.9%. Salaries, benefits, bonuses and related expenses, including non-cash stock-based compensation, increased $12.9 million due to an increase in the number of our employees. Overall increases in headcount also drove higher facilities and depreciation expense of $2.1 million. Direct marketing expenses increased by $16.5 million primarily due to increased spending on pay-per-click expenses, broad reach television, as well as display advertising and affiliate marketing. Other increases included $1.2 million from travel expenses and professional fees.

General and Administrative

	Three Months Ended September 30,
	2014		2013		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
General and administrative	$22,995	19.6%	$17,525	19.4%	$5,470	31.2%

	Nine Months Ended September 30,
	2014		2013		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
General and administrative	$69,467	20.6%	$51,643	20.2%	$17,824	34.5%

For the Three Months Ended September 30, 2014

General and administrative expense was $23.0 million in the three months ended September 30, 2014, compared to $17.5 million in the three months ended September 30, 2013, an increase of $5.5 million, or 31.2%. A large part of the increase was due to a $3.2 million increase in salaries, benefits, bonuses and related expenses, including non-cash stock-based compensation. At September 30, 2014, we had 249 employees and executives in operations, finance, human resources, legal and various information technology areas, or an increase of 24.5% from September 30, 2013. Overall increases in headcount also drove higher facilities and depreciation expense of $335,000. Other increases included $424,000 of expense related to estimated claims under the Basic Rental Guarantee offered to travelers and $824,000 in travel expenses and professional fees.

For the Nine Months Ended September 30, 2014

General and administrative expense was $69.5 million in the nine months ended September 30, 2014, compared to $51.6 million in the nine months ended September 30, 2013, an increase of $17.8 million, or 34.5%. A large part of the increase was due to a $9.7 million increase in salaries, benefits, bonuses and related expenses, including non-cash stock-based compensation. Overall increases in headcount also drove higher facilities and depreciation expense of $1.0 million. Other increases included $2.3 million in certain foreign operating taxes, $1.0 million of expense related to estimated claims under the Basic Rental Guarantee offered to travelers and $1.8 million in travel expenses and professional fees.

Amortization

	Three Months Ended September 30,
	2014		2013		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Amortization expense	$3,397	2.9%	$2,730	3.0%	$667	24.4%

	Nine Months Ended September 30,
	2014		2013		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Amortization expense	$10,163	3.0%	$8,905	3.5%	$1,258	14.1%

For the Three Months Ended September 30, 2014

Amortization expense was $3.4 million in the three months ended September 30, 2014, compared to $2.7 million in the three months ended September 30, 2013, an increase of $667,000, or 24.4%. The increase in amortization expense in the three months ended September 30, 2014 compared to the three months ended September 30, 2013 included $1.3 million from the addition of identifiable intangible assets from our acquisitions in 2013 and 2014. This increase was offset by a decrease of $679,000 from certain intangible assets from prior acquisitions becoming fully amortized.

For the Nine Months Ended September 30, 2014

Amortization expense was $10.2 million in the nine months ended September 30, 2014, compared to $8.9 million in the nine months ended September 30, 2013, an increase of $1.3 million, or 14.1%. The increase in amortization expense in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 included $3.8 million from the addition of identifiable intangible assets from our acquisitions in 2013 and 2014. This increase was offset by a decrease of $2.7 million from certain intangible assets from prior acquisitions becoming fully amortized.

Other Income (Expense)

	Three Months Ended September 30,
	2014		2013		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Other income (expense)	$(5,255)	(4.5)%	$(152)	(0.2)%	$(5,103)	(3,357.2)%

	Nine Months Ended September 30,
	2014		2013		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Other income (expense)	$(14,177)	(4.2)%	$(1,135)	(0.4)%	$(13,042)	1,149.1%

For the Three Months Ended September 30, 2014

Other income (expense) includes interest expense of $4.4 million, partially offset by interest income of $552,000, compared to $306,000 of interest income in the three months ended September 30, 2013. The increase in interest expense is due to interest related to the Notes issued in March 2014. In addition, other income (expense) in the three months ended September 30, 2014 also includes approximately $1.4 million in losses from foreign currency related transactions in the three months ended September 30, 2014, compared to losses of $482,000 in the three months ended September 30, 2013. These losses consist primarily of expenses and gains/losses related to forward contracts that are used to hedge exposures related to intercompany loans and other assets and liabilities denominated in foreign currencies. These losses also include the re-measurement of certain intercompany loans and other assets and liabilities denominated in foreign currencies that are not hedged.

For the Nine Months Ended September 30, 2014

Other income (expense) includes interest expense of $8.8 million, partially offset by interest income of $1.1 million, compared to $848,000 of interest income in the nine months ended September 30, 2013. The increase in interest expense is due to interest related to the Notes issued in March 2014. In addition, other income (expense) in the nine months ended September 30, 2014 also includes approximately $6.4 million in losses from foreign currency related transactions in the nine months ended September 30, 2014, compared to losses of $2.0 million in the nine months ended September 30, 2013. These losses consist primarily of expenses and gains/losses related to forward contracts that are used to hedge exposures related to intercompany loans and other assets and liabilities denominated in foreign currencies. These losses also include the re-measurement of certain intercompany loans and other assets and liabilities denominated in foreign currencies that are not hedged.

Income Taxes

	Three Months Ended September 30,
	2014		2013		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Income tax expense	$845	0.7%	$4,312	4.8%	$(3,467)	(80.4)%

	Nine Months Ended September 30,
	2014		2013		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Income tax expense	$5,909	1.8%	$9,143	3.6%	$(3,234)	(35.4)%

For the Three Months Ended September 30, 2014

Our income tax expense was $0.8 million for the three months ended September 30, 2014, compared to $4.3 million for the three months ended September 30, 2013. The expense in the three months ended September 30, 2014 is primarily due to tax expense of $3.5 million determined using our estimated annual effective tax rate of 54.8% offset by certain items booked discretely in the three months ended September 30, 2014, including a benefit of $274,000 due to disqualifying dispositions of incentive stock options, a benefit of $447,000 resulting from the filing of certain 2013 tax returns, offset by $479,000 of expense related to the amortization of tax charges on the intercompany sale of assets that were deferred in prior periods. In addition, the merger of our wholly owned subsidiaries in Spain in the three months ended September 30, 2014 resulted in tax basis intangibles which will be deductible in future periods, with a tax benefit of $2.5 million recorded discretely. The estimated annual effective tax rate at September 30, 2014 differed from the statutory rate primarily due to non-deductible stock compensation charges and state taxes, and is partially offset by the effect of different statutory tax rates in foreign jurisdictions.

The expense in the three months ended September 30, 2013 was primarily due to tax expense of $5.4 million determined using our estimated annual effective tax rate of 38.1% offset by certain items booked discretely in the three months ended September 30, 2013, including a benefit of $530,000 due to disqualifying dispositions of incentive stock options, a benefit of $1.4 million due to additional research and experimentation credit as a result of the finalization of a credit study and $599,000 of expense related to the amortization of tax charges on the intercompany sale of assets that were deferred in prior periods. The estimated annual effective tax rate at September 30, 2013 differed from the statutory rate primarily due to non-deductible stock compensation charges and state taxes, which was partially offset by the effect of different statutory tax rates in foreign jurisdictions and the federal research and experimentation tax credit.

For the Nine Months Ended September 30, 2014

Our income tax expense was $5.9 million for the nine months ended September 30, 2014, compared to $9.1 million for the nine months ended September 30, 2013. The expense in the nine months ended September 30, 2014 is primarily due to tax expense of $10.3 million determined using our estimated annual effective tax rate of 54.8% offset by certain items booked discretely in the nine months ended September 30, 2014, including a benefit of $1.3 million due to disqualifying dispositions of incentive stock options, a benefit of $297,000 for a state tax apportionment change related to a prior period, a benefit of $1.3 million for adjustments to the recognized value of our federal and Texas research and experimentation tax credit carryforwards, a benefit of $767,000 resulting from the filing of certain 2013 tax returns, offset by $1.4 million of expense related to the amortization of tax charges on the intercompany sale of assets that were deferred in prior periods. In addition, the merger of our wholly owned subsidiaries in Spain in the three months ended September 30, 2014 resulted in tax basis intangibles which will be deductible in future periods, with a tax benefit of $2.5 million recorded discretely. The estimated annual effective tax rate at September 30, 2014 differed from the statutory rate primarily due to non-deductible stock compensation charges and state taxes, and is partially offset by the effect of different statutory tax rates in foreign jurisdictions.

The expense in the nine months ended September 30, 2013 was primarily due to tax expense of $11.6 million determined using our estimated annual effective tax rate of 38.1% offset by certain items booked discretely in the nine months ended September 30, 2013, including a benefit of $2.1 million due to disqualifying dispositions of incentive stock options, a benefit of $2.0 million related to the retroactive extension of the federal research and experimentation tax credit through December 31, 2013 and the finalization of our credit study and $1.5 million of expense related to a prior period that was deferred and recognized in the nine months ended September 30, 2013. The estimated annual effective tax rate at September 30, 2013 differed from the statutory rate primarily due to non-deductible stock compensation charges and state taxes, which was partially offset by the effect of different statutory tax rates in foreign jurisdictions and the federal research and experimentation tax credit.

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

We define Adjusted EBITDA as net income (loss) attributable to HomeAway, Inc. plus depreciation, amortization of intangible assets; interest expense, net; income tax expense (benefit); stock-based compensation expense; impact of noncontrolling interests, all net of any foreign exchange income or expense.

The following table presents a reconciliation of net income attributable to HomeAway, Inc. to Adjusted EBITDA (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income attributable to HomeAway, Inc.	$4,912	$8,478	$13,222	$19,243
Depreciation and amortization	7,595	6,208	22,254	18,740
Stock-based compensation	12,671	9,997	35,582	27,589
Interest expense	4,373	—	8,842	—
Interest income	(552)	(306)	(1,117)	(848)
Foreign exchange expense	1,432	482	6,421	1,950
Income tax expense	845	4,312	5,909	9,143
Impact of noncontrolling interests, net of tax	336	(125)	(382)	(125)

Adjusted EBITDA	$31,612	$29,046	$90,731	$75,692

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

The following table presents a summary of cash flows and a reconciliation of cash flows from operating activities to free cash flows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Cash provided by operating activities	$25,527	$18,704	$111,415	$77,996
Cash paid for interest	253	—	253	—
Excess tax benefit from stock-based compensation	1,362	1,992	2,583	6,237
Capital expenditures	(7,107)	(3,655)	(20,456)	(14,661)

Free cash flow	$20,035	$17,041	$93,795	$69,572

We define non-GAAP net income as our net income (loss) attributable to HomeAway, Inc. adjusted for changes to the redemption value of noncontrolling interests, and the after-tax effect of stock-based compensation expense, amortization of intangible assets, amortization of the debt discount and issuance costs, net of amounts capitalized and the impact on noncontrolling interests of these items, utilizing a tax rate of 35%. The income tax effect of adjustments to non-GAAP net income assists investors in understanding the tax provision related to those adjustments and a tax rate of 35% related to ongoing operations.

The following table presents a reconciliation of net income attributable to HomeAway, Inc. to non-GAAP net income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income attributable to HomeAway, Inc.	$4,912	$8,478	$13,222	$19,243
Add:
Stock-based compensation	12,671	9,997	35,582	27,589
Amortization expense	3,397	2,730	10,163	8,905
Amortization of debt discount and issuance costs, net	4,247	—	8,576	—
Related tax effect	(7,110)	(4,454)	(19,012)	(12,772)
Changes to redemption value of noncontrolling interests	851	—	851	—
Impact on noncontrolling interests of non-GAAP adjustments	(78)	(11)	(218)	(11)

Non-GAAP net income	$18,890	$16,740	$49,164	$42,954

Supplemental Financial Information

The following tables present stock-based compensation and depreciation included in the respective line items in our Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Stock-based compensation:
Cost of revenue	$847	$720	$2,415	$2,392
Product development	3,485	2,515	9,589	6,743
Sales and marketing	2,763	2,349	7,868	6,235
General and administrative	5,576	4,413	15,710	12,219

Total	$12,671	$9,997	$35,582	$27,589

Depreciation:
Cost of revenue	$1,218	$1,096	$3,512	$3,207
Product development	1,007	799	2,907	2,242
Sales and marketing	1,373	1,111	3,970	3,088
General and administrative	600	472	1,702	1,298

Total	$4,198	$3,478	$12,091	$9,835

Liquidity and Capital Resources

From our incorporation in 2004 until September 30, 2014, we financed our operations and acquisitions primarily through private placements of our capital stock and bank borrowings as well as from cash flow generated by the business. In March 2014 we issued at par value $402.5 million in 0.125% convertible senior notes due April 2019 (the “Notes”) for net proceeds of $391.6 million after deducting underwriting discounts and other expenses incurred for the issuance of the Notes. Concurrent with the issuance of the Notes, we sold warrants to purchase shares of our common stock for cash consideration of $38.3 million, which was offset by the purchase of a convertible note hedge of $85.9 million. The net cash increase in March 2014 from these transactions was cash generated of $344.0 million.

As of September 30, 2014, our cash, cash equivalents and short-term investments totaled $800.2 million, compared to $391.4 million at December 31, 2013. At September 30, 2014, this amount included assets held in certain of our foreign operations totaling approximately $96.1 million. If these assets were distributed to the U.S., we may be subject to additional U.S. taxes in certain circumstances (subject to an adjustment for foreign tax credits) and foreign withholding taxes. We have not provided for these taxes because we consider these assets to be permanently reinvested in our foreign operations. We have no plans or intentions to repatriate cumulative earnings of our foreign subsidiaries through September 30, 2014. We actively monitor the third-party institutions and money market funds that hold these assets, primarily focusing on the safety of principal and secondarily maximizing yield on these assets. We diversify our cash and cash equivalents and investments among various financial institutions and money market funds in order to reduce our exposure should any one of these financial institutions or money market funds fail or encounter difficulties. To date, we have not experienced any material loss or lack of access to our invested cash, cash equivalents or short-term investments; however, we can provide no assurances that access to our invested cash, cash equivalents or short-term investments will not be impacted by adverse conditions in the financial markets. We have funds in our operating accounts that are deposited with third party financial institutions. These balances in the U.S. may exceed the Federal Deposit Insurance Corporation insurance limits. While we monitor the cash balances in our operating accounts, these cash balances could be adversely impacted if the underlying financial institutions fail and could be subject to other adverse conditions in the financial markets.

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2014	2013
	(in thousands)
Consolidated Statements of Cash Flow Data:
Net cash provided by operating activities	$111,415	$77,996
Net cash used in investing activities	(506,511)	(114,636)
Net cash provided by financing activities	367,894	37,815
Effect of exchange rate changes on cash	(5,303)	1,742

Net increase (decrease) in cash and cash equivalents	(32,505)	2,917
Cash and cash equivalents at beginning of period	324,608	189,478

Cash and cash equivalents at end of period	$292,103	$192,395

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $111.4 million in the nine months ended September 30, 2014 compared to $78.0 million in the comparable prior year period, representing an increase of $33.4 million, or 42.8%.

A key driver of our cash from operations is the upfront collection of fees for new and renewed subscriptions. In the nine months ended September 30, 2014, cash was generated primarily through an increase in new and renewed subscription listings, resulting in higher upfront collection of listing fees and increased deferred revenue of $25.4 million. During the nine months ended September 30, 2014, we generated net income of $12.8 million. Included in our net income was depreciation expense of $12.1 million, amortization expense of $10.2 million, amortization of debt discount and transaction costs of $8.7 million and non-cash stock-based compensation of $35.6 million. Net income, excluding these non-cash reductions, contributed $79.4 million to cash provided by operating activities.

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

Net Cash Used in Investing Activities

Net cash used in investing activities was $506.5 million in the nine months ended September 30, 2014 compared to $114.6 million in the comparable period in the prior year, representing an increase of $391.9 million. Our investing activities reflect acquisitions we have made as well as capital expenditures and changes in our short-term investments.

During the nine months ended September 30, 2014, we invested $16.8 million, net of cash acquired, in the acquisition of Glad to Have You, Inc. Capital expenditures were $20.5 million and included $6.4 million in capitalized software development costs. Purchases of short-term investments, net of proceeds received from the sale and maturities of short-term investments, were $445.9 million and cash outflows related to the net settlement of foreign currency forwards were $12.0 million. We also increased our minority stake in a privately held company in China for $9.4 million.

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

As our business expands, we expect to continue to invest in new computers and software for employees, for product development and to support the hosting of our websites. As we expand our facilities, we intend to purchase furniture and fixtures and invest in leasehold improvements. Our planned capital expenditures are not expected to exceed $36.0 million in 2014.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $367.9 million in the nine months ended September 30, 2014 compared to $37.8 million in the comparable prior year period, representing an increase of $330.1 million.

Cash provided by financing activities during the nine months ended September 30, 2014 was primarily comprised of $391.0 million in net proceeds from the issuance of the Notes. Additionally, we received proceeds of $38.3 million from the sale of warrants to acquire shares of our common stock and paid $85.9 million for a convertible note hedge transaction. Proceeds from the exercise of stock options to purchase common stock were $22.8 million in the nine-month period ended September 30, 2014. Additionally, in the nine-month period ended September 30, 2014, $2.6 million of cash provided was related to excess tax benefits from stock-based compensation.

Cash provided by financing activities during the nine months ended September 30, 2013 was comprised of $31.6 million in proceeds from the exercise of stock options to purchase common stock and $6.2 million from excess tax benefits from stock-based compensation.

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

As of September 30, 2014, we have amounts held in restricted cash to fund payments received on behalf of property owners, to protect banks from default on credit cards and direct debits used in our operations and to support bank guarantees related to our office leases. As bookings continue to increase, as we make changes to our credit card merchants and acquiring banks and as we enter into new leases, we may have increases to restricted cash and deposits.

As of September 30, 2014, we have reserved $7.6 million for uncertain tax positions, including interest and penalties. We are unable to make a reasonably reliable estimate as to when or if cash settlement with taxing authorities will occur. For additional information regarding uncertain tax positions, see Note 12 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of our Annual Report on Form 10-K.

For a discussion of the Notes due April 1, 2019, please see Note 6 in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

During the nine month period ended September 30, 2014, we did not, and we do not currently, have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates involving the Argentine Peso, the Australian dollar, the Brazilian Reais, the British pound, the Colombian Peso, the Euro, the New Zealand dollar, the Singapore dollar, the Swiss Franc and the Thai Bhat. We currently enter into forward contracts to hedge fluctuations in the value of certain intercompany debt denominated in foreign currencies but do not enter into any other derivative financial instruments for trading or speculative purposes. Since our acquisition of Stayz.com.au, our intercompany debt denominated in foreign currencies had increased significantly. Fluctuations in currency exchange rates could result in translation gains and losses when we consolidate our results and harm our business in the future. Because we conduct a significant and growing portion of our business outside the United States but report our results in U.S. dollars, we face exposure to adverse movements in currency exchange rates, which may cause our revenue and operating results to differ materially from expectations. In addition, the results of operations of many of our internationally focused websites are exposed to foreign exchange rate fluctuations as the financial results of the applicable subsidiaries are translated from the local currency into U.S. dollars upon consolidation. A decline in the U.S. dollar relative to foreign currencies would increase our non-U.S. revenue and improve our operating results. Conversely, if the U.S. dollar strengthens relative to foreign currencies, our revenue and operating results would be adversely affected. The effect of an immediate 10% adverse change in exchange rates on foreign denominated cash and receivables as of September 30, 2014, would result in a loss of approximately $1.3 million and a reduction in value on the balance sheet of approximately $10.4 million.

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

We have a noncontrolling equity investment in a privately-held company in China. Since our ownership interest is less than 20 percent and we do not have the ability to exert significant influence, we account for this non-marketable equity investment using the cost method of accounting. As of September 30, 2014, the carrying value of this investment was $19.5 million.

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Moreover, we rely heavily on the representations and warranties provided to us by the sellers of acquired companies, including as they relate to creation, ownership and rights in intellectual property, existence of open source software and compliance with laws and contractual requirements. If any of these representations and warranties are inaccurate or breached, such inaccuracy or breach could result in costly litigation and assessment of liability for which there may not be adequate recourse against such sellers, in part due to contractual time limitations and limitations of liability.

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

As our operations have expanded, we have acquired businesses or established offices around the world. As of September 30, 2014, we maintain offices in Australia, Brazil, Colombia, France, Germany, Italy, New Zealand, Singapore, Spain, Switzerland, Thailand, the United Kingdom and the United States and operate websites in several additional countries. We have limited operating and e-commerce experience in many foreign jurisdictions and are making significant investments to build our international operations. We plan to continue our efforts to expand globally, including the acquisition of international businesses and conducting of business in jurisdictions where we do not currently operate. Managing a global organization is difficult, time consuming and expensive and any international expansion efforts that we may undertake may not be successful. In addition, conducting international operations subjects us to risks that we may not face in the United States. These risks include:

•	the cost and resources required to localize our services, which requires the translation of our websites into foreign languages and adaptation for local practices and legal and regulatory requirements;

•	being subject to laws and regulations, including those laws governing Internet activities, email messaging, collection and use of personal information, ownership of intellectual property, taxation and other activities important to our online business practices, which are less developed and less predictable and which may restrict our business or ability to generate profits;

•	competition with companies that understand the local market better than we do or who have pre-existing relationships with potential property owners, managers and travelers in those markets;

•	legal uncertainty regarding our liability for the transactions and content on our websites, including online bookings, property listings and other content provided by property owners and managers, including uncertainty resulting from unique local laws or a lack of clear precedent of applicable law;

•	lack of familiarity with and the burden of complying with a wide variety of other foreign laws, legal standards and foreign regulatory requirements, including invoicing, data collection and storage, financial reporting and tax compliance requirements, which are subject to unexpected changes;

•	laws and business practices that favor local competitors or prohibit or limit foreign ownership of certain businesses;

•	challenges associated with minority investments and joint venture relationships, if any;

•	adapting to variations in payment forms from property owners, managers and travelers;

•	difficulties in managing and staffing international operations and establishing or maintaining operational efficiencies; difficulties in establishing and maintaining internal controls and adequate security over our data and systems;

•	fluctuations in currency exchange rates;

•	potentially adverse tax consequences, which may be difficult to predict, including the complexities of foreign value added tax systems and restrictions on the repatriation of earnings;

•	increased financial accounting and reporting burdens and complexities and difficulties in implementing and maintaining adequate internal controls;

•	political, social and economic instability abroad, terrorist attacks and security concerns in general;

•	the potential failure of financial institutions internationally;

•	reduced or varied protection for intellectual property rights in some countries; and

•	higher telecommunications and Internet service provider costs.

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

There are thousands of vacation rental listing websites that compete directly with us for listings, travelers, or both, such as HouseTrips.com, Booking.com, Airbnb, @Leisure, InterHome, James Villas, TripAdvisor and Wyndham Worldwide. Many of these competitors offer free or heavily discounted listings or focus on a particular geographic location or a specific type of rental property. Some of them also aggregate property listings obtained through various sources, including the websites of property managers some of whom also market their properties on our websites.

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

From time to time, we may become involved in challenges to, or disputes with government agencies regarding, these regulations. For example, some government agencies have asked us directly to comply with their regulations and provide owner and manager data to assist them in their enforcement and audit efforts. Also, each region in which we operate has different regulations with respect to licensing and other requirements for the listing of vacation rentals. If a governmental entity sought to apply applicable regulations in a manner that would limit or curtail our ability or willingness to list properties in that particular region, there can be no assurance that we would be successful in defending against the application of these laws and regulations. Further, if we were required to comply with regulations and government requests that negatively impact our relations with property owners, managers and travelers, our business, operations and financial results could be adversely impacted.

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

Since our inception, we have experienced rapid growth. As our operations have expanded, we have grown from 87 employees at December 31, 2005 to 1,737 employees at September 30, 2014, of whom 713 were located outside the United States. This includes employees of entities for which we have a controlling interest. Our business is becoming increasingly complex, especially in light of the continued rapid evolution of our industry and e-commerce, our relatively limited operating history and our reliance on multiple websites throughout the world. This complexity and our rapid growth have demanded, and will continue to demand, substantial resources and attention from our management. We expect to continue to increase headcount and to hire more specialized personnel in the future as we grow our business. We will need to continue to hire, train and manage additional qualified website developers, software engineers, client and account services personnel, and sales and marketing staff and improve and maintain our technology to properly manage our growth. If our new hires perform poorly, if we are unsuccessful in hiring, training, managing and integrating these new employees or if we are not successful in retaining our existing employees, our business may be harmed.

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

We are subject to federal and state income taxes in the United States and in various foreign jurisdictions. Our provision for income taxes and our effective tax rate are subject to volatility and could be adversely affected by: earnings being lower than anticipated in countries that have lower tax rates and higher than anticipated in countries that have higher tax rates; effects of certain non-tax deductible expenses, including those arising from the requirement to expense stock options; changes in the valuation of our deferred tax assets and liabilities; expiration of or lapses in the research and development tax credit laws; transfer pricing adjustments, including the effect of acquisitions on our intercompany research and development cost sharing arrangement and legal structure; adverse outcomes resulting from any tax audit; our ability to utilize our net operating losses and other deferred tax assets; changes in accounting principles or changes in tax laws and regulations, or the application of the tax laws and regulations, including possible U.S. changes to the taxation of earnings of our foreign subsidiaries, the deductibility of expenses attributable to foreign income, or the foreign tax credit rules. Significant judgment is required to determine the recognition and measurement attributes prescribed in the accounting guidance for uncertainty in income taxes. The accounting guidance for uncertainty in income taxes applies to all income tax positions, including the potential recovery of previously paid taxes, which if settled unfavorably could adversely impact our provision for income taxes.

We are exposed to fluctuations in currency exchange rates.

Because we conduct a significant portion of our business outside the United States but report our results in U.S. dollars, we face exposure to adverse movements in currency exchange rates, which may cause our revenue and operating results to differ materially from expectations. In addition, the results of operations of many of our internationally focused websites are exposed to foreign exchange rate fluctuations as the financial results of the applicable subsidiaries are translated from the local currency into U.S. dollars upon consolidation. A decline in the U.S. dollar relative to foreign currencies would increase our non-U.S. revenue, when translated into U.S. dollars. Conversely, if the U.S. dollar strengthens relative to foreign currencies, our revenue would be adversely affected. Our operating results could be negatively impacted depending on the amount of expense denominated in foreign currencies. Revenue in the three months ended September 30, 2014 was positively impacted by foreign currency translation of approximately $0.2 million, while revenue in the nine months ended September 30, 2014 was positively impacted by foreign currency translation of approximately $2.9 million. Revenue in the three months ended September 30, 2013 was positively impacted by foreign currency translation of approximately $904,000, while revenue in the nine months ended September 30, 2013 was positively impacted by foreign currency translation of approximately $806,000. As exchange rates vary, revenue, cost of revenue, operating expenses and other operating results, when translated, may differ materially from expectations. In addition, our revenue and operating results are subject to fluctuation if our mix of U.S. and foreign currency denominated transactions and expenses changes in the future. In addition, we maintain intercompany loans and payables which are subject to translation losses due to foreign exchange fluctuation. We may enter into hedging arrangements in order to manage foreign currency exposure but such activity may not completely eliminate fluctuations in our operating results.

Our business depends on retaining and attracting capable management and operating personnel.

Our success depends in large part on our ability to attract and retain high-quality management and operating personnel, as well as skilled technical and marketing personnel, who are in high demand and are often subject to competing offers. Competition for qualified employees is intense in our industry, and the loss of even a few qualified employees, or an inability to attract, retain and motivate additional highly skilled employees required for the planned expansion of our business could harm our operating results and impair our ability to grow. To attract and retain key personnel, we use various measures, including an equity incentive program and incentive bonuses for key executive officers and other employees. However, some employees have been granted stock options with an exercise price that is or may become more than the market price, which reduces the incentive value of these grants. While we attempt to provide additional or different incentive compensation tools to mitigate this impact, the measures we employ to attract and maintain key personnel may not be effective enough to enable us to attract and retain the personnel we require to operate our business effectively.

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

We have agreements with companies that process payment and customer credit card transactions for payments to us. We also have agreements with companies that process traveler payment and credit card transactions for bookings of vacation rental properties and related products and services from our customers. We may be held liable for accepting fraudulent credit cards on our websites or other payment disputes with our customers or with travelers. We also rely on these companies to provide uninterrupted services and to provide their services in accordance with all applicable laws, rules and regulations. We also rely on third-party service providers for the provision of other services to our customers and travelers, such as insurance products and for other services, such as some customer service functions.

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

As of September 30, 2014, we had seven patent applications and no issued patents. Any future patents issued to us may be challenged, invalidated or circumvented, may not provide sufficiently broad protection or may not prove to be enforceable in actions against alleged infringers. Furthermore, effective patent, trademark, copyright and trade secret protection may not be available in every country in which our products are available over the Internet. In addition, the legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain and still evolving.

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

HOMEAWAY, INC.

Dated: November 5, 2014	By:	/s/ Lynn Atchison
Lynn Atchison
Chief Financial Officer and Secretary

EXHIBIT INDEX

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation, as currently in effect.	S-1	333-172783	3.2	March 11, 2011

3.2	Amended and Restated Bylaws, as currently in effect.	S-1	333-172783	3.4	March 11, 2011

10.1	2014 Executive Officer Performance Bonus Plan.	8-K	001-35215	10.1	May 2, 2014

10.1	Amendment to Executive Employment Agreement between the Registrant and Brian H. Sharples dated October 14, 2014	8-K	001-35215	10.1	October 16, 2014

10.2	Amendment to Executive Employment Agreement between the Registrant and Lynn Atchison dated October 14, 2014.	8-K	001-35215	10.2	October 16, 2014

10.3	Amendment to Executive Employment Agreement between the Registrant and Brent Bellm dated October 14, 2014.	8-K	001-35215	10.3	October 16, 2014

10.4	Amendment to Executive Employment Agreement between the Registrant and Ross A. Buhrdorf dated October 14, 2014.	8-K	001-35215	10.4	October 16, 2014

10.5	Amendment to Executive Employment Agreement between the Registrant and Thomas E. Hale dated October 14, 2014.	8-K	001-35215	10.5	October 16, 2014

10.6	Amendment to Executive Employment Agreement between the Registrant and Carl G. Shepherd dated October 14, 2014.	8-K	001-35215	10.6	October 16, 2014

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.