Form 10-Q
period 2015-03-31
HOMEAWAY INC
filed 2015-04-30
CIK 1366684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date.

Class	Outstanding at April 23, 2015
Common Stock, $0.0001 par value per share	94,927,154

HomeAway, Inc.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

HomeAway, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except for share and per share information)

(unaudited)

	March 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$277,821	$292,325
Short-term investments	572,809	520,844
Accounts receivable, net of allowance for doubtful accounts of $847 and $663 as of March 31, 2015 and December 31, 2014, respectively	29,263	23,189
Income tax receivable	1,395	1,900
Prepaid expenses and other current assets	32,763	17,913
Deferred tax assets	9,389	8,774

Total current assets	923,440	864,945
Property and equipment, net	57,384	56,173
Goodwill	470,656	493,671
Intangible assets, net	64,754	70,456
Non-marketable investments	37,506	35,285
Deferred tax assets	1,326	1,545
Other non-current assets	6,990	8,053

Total assets	$1,562,056	$1,530,128

Liabilities, redeemable noncontrolling interests and stockholders’ equity
Current liabilities:
Accounts payable	$11,585	$8,281
Income tax payable	1,593	1,344
Accrued expenses	49,481	50,255
Deferred revenue	190,364	170,522

Total current liabilities	253,023	230,402
Convertible senior notes, net	320,690	316,181
Deferred revenue, less current portion	3,007	3,179
Deferred tax liabilities	25,978	26,624
Other non-current liabilities	17,979	12,192

Total liabilities	620,677	588,578

Commitments and contingencies (see Note 6)
Redeemable noncontrolling interests (see Note 8)	9,930	9,742
Stockholders’ equity
Common stock: $0.0001 par value; 350,000,000 shares authorized; 94,798,802 and 94,515,344 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	9	9
Additional paid-in capital	1,038,605	1,022,586
Accumulated other comprehensive loss	(42,949)	(28,053)
Accumulated deficit	(64,216)	(62,734)

Total stockholders’ equity	931,449	931,808

Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$1,562,056	$1,530,128

The accompanying notes are an integral part of these financial statements.

HomeAway, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except for per share information)

(unaudited)

	Three Months Ended March 31,
	2015	2014
Revenue:
Listing	$94,971	$87,332
Other	24,057	18,350

Total revenue	119,028	105,682
Costs and expenses:
Cost of revenue (exclusive of amortization shown separately below)	18,598	15,937
Product development	20,553	18,313
Sales and marketing	47,682	35,617
General and administrative	23,255	23,626
Amortization expense	3,011	3,274

Total costs and expenses	113,099	96,767

Operating income	5,929	8,915
Other income (expense):
Interest expense	(4,580)	—
Interest income	737	164
Other expense, net	(406)	(2,535)

Total other income (expense)	(4,249)	(2,371)

Income before income taxes	1,680	6,544
Income tax expense	(3,580)	(2,388)

Net income (loss)	(1,900)	4,156
Less: Impact of noncontrolling interests, net of tax	188	(287)

Net income (loss) attributable to HomeAway, Inc.	$(2,088)	$4,443

Net income (loss) per share attributable to HomeAway, Inc.:
Basic and diluted	$(0.02)	$0.05

Weighted average number of shares outstanding:
Basic	94,610	92,699
Diluted	94,610	96,295

The accompanying notes are an integral part of these financial statements.

HomeAway, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2015	2014
Net income (loss)	$(1,900)	$4,156
Other comprehensive income (loss):
Foreign currency translation adjustments (net of tax)	(11,444)	5,035
Unrealized gain (loss) on short-term investments (net of tax)	603	(145)
Defined benefit pension plan adjustments	(4,055)	—

Total other comprehensive income (loss)	(14,896)	4,890
Less: Comprehensive loss attributable to noncontrolling interests	(418)	(287)

Comprehensive income (loss) attributable to HomeAway, Inc.	$(16,378)	$9,333

The accompanying notes are an integral part of these financial statements.

HomeAway, Inc.

Consolidated Statement of Changes in Stockholders’ Equity

(In thousands)

(unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2014	94,515	$9	$1,022,586	$(28,053)	$(62,734)	$931,808
Issuance of stock under Company plans, net of shares withheld for taxes	283	—	2,381	—	—	2,381
Stock-based compensation	—	—	11,196	—	—	11,196
Excess tax benefits related to employee stock options	—	—	3,048	—	—	3,048
Other comprehensive loss	—	—	—	(14,896)	—	(14,896)
Net income (loss) attributable to HomeAway, Inc.	—	—	(606)	—	(1,482)	(2,088)

Balance at March 31, 2015	94,798	$9	$1,038,605	$(42,949)	$(64,216)	$931,449

The accompanying notes are an integral part of these financial statements.

HomeAway, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities
Net income (loss)	$(1,900)	$4,156
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	5,145	3,763
Amortization of intangible assets	3,011	3,274
Amortization of debt discount and transaction costs	4,521	—
Amortization of premiums on securities and other	2,729	552
Stock-based compensation	11,196	10,221
Excess tax benefit from stock-based compensation	(3,223)	(3,579)
Deferred income taxes	(1,020)	(2,963)
Unrealized foreign exchange loss	5,034	1,758
Realized (gain) loss on foreign currency forwards	(4,438)	616
Changes in operating assets and liabilities, net of assets and liabilities assumed in business combinations:
Accounts receivable	(7,139)	(5,409)
Income tax receivable	(132)	(737)
Prepaid expenses and other assets	(2,637)	(1,094)
Accounts payable	4,986	2,811
Accrued expenses	692	(3,982)
Income tax payable	3,362	3,576
Deferred revenue	28,405	26,763
Other non-current liabilities	2,064	243

Net cash provided by operating activities	50,656	39,969

Cash flows from investing activities
Acquisition of businesses, net of cash acquired	—	(16,766)
Change in restricted cash	135	815
Purchases of intangibles and other assets	(114)	(193)
Purchases and sales of non-marketable investments	(1,866)	—
Purchases of short-term investments	(142,683)	(50,560)
Proceeds from maturities and redemptions of marketable securities	88,243	2,787
Net settlement of foreign currency forwards	4,438	(616)
Purchases of property and equipment	(8,879)	(4,818)

Net cash used in investing activities	(60,726)	(69,351)

Cash flows from financing activities
Proceeds from borrowings on convertible senior notes, net	—	391,431
Proceeds from issuance of warrants	—	38,278
Purchase of convertible note hedge	—	(85,853)
Other financing activities	—	(919)
Proceeds from exercise of options to purchase common stock	2,381	13,947
Excess tax benefit from stock-based compensation	3,223	3,579

Net cash provided by financing activities	5,604	360,463

Effect of exchange rate changes on cash and cash equivalents	(10,038)	912

Net increase (decrease) in cash and cash equivalents	(14,504)	331,993
Cash and cash equivalents at beginning of period	292,325	324,608

Cash and cash equivalents at end of period	$277,821	$656,601

Cash paid for interest	$252	$—
Cash paid for taxes, net of refunds	$80	$1,870
Supplemental disclosure of noncash financing activities
Changes to accrued capital expenditures	$2,138	$—
Changes to redemption value of noncontrolling interests	$606	$—

The accompanying notes are an integral part of these financial statements.

HomeAway, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

1. Description of Business

HomeAway, Inc. (the “Company”) operates an online vacation rental property marketplace that enables property owners and managers to market properties available for rental to vacation travelers who rely on the Company’s websites to search for and find available properties. Property owners and managers pay listing fees to provide detailed listings of their properties on the Company’s websites and reach a broad audience of travelers seeking vacation rentals. Listing fees are typically annual subscriptions or payments on a performance basis, based on bookings or inquiries made by travelers to property owners and managers. A listing includes published detailed property information, including photographs, descriptions, location, pricing, availability and contact information. The Company also sells, directly or through third parties, complementary products, including travel guarantees, insurance products and property management software and services. Travelers use the network of websites to search for vacation rentals that meet their desired criteria, including location, size and price. Travelers that find properties that meet their requirements through the Company’s marketplace are able to make reservations online or contact property owners and managers directly by phone or through form-based communication tools on the Company’s websites.

The Company is a Delaware corporation headquartered in Austin, Texas.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of HomeAway, Inc. and its wholly and majority owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, for interim financial reporting and applicable quarterly reporting regulations of the Securities and Exchange Commission, or the SEC. All significant intercompany transactions and balances have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying interim unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting of normal recurring adjustments and those items discussed in these Notes, necessary for a fair statement of the Company’s financial position, as of March 31, 2015, the results of operations for the three months ended March 31, 2015 and March 31, 2014, the comprehensive income (loss) for the three months ended March 31, 2015 and March 31, 2014, the cash flows for the three months ended March 31, 2015 and March 31, 2014, and the changes in stockholders’ equity for the three months ended March 31, 2015. Certain information and disclosures normally included in the notes to the annual financial statements prepared in accordance with GAAP have been omitted from these interim condensed consolidated financial statements pursuant to the rules and regulations of the SEC. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Operating results for this interim period are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 or for any other period.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. These differences could have a material effect on the Company’s future results of operations and financial position. Significant items subject to estimates and assumptions include certain revenues, the allowance for doubtful accounts, marketable and non-marketable investments, goodwill and other indefinite-lived intangible assets, depreciation and amortization, stock based compensation, deferred income taxes and noncontrolling interests.

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

The Company’s financial instruments classified as Level 1 are valued using quoted prices generated by market transactions involving identical assets. Instruments classified as Level 2 are valued using non-binding market consensus prices that are corroborated with observable market data; quoted market prices for similar instruments in active markets; or pricing models, such as a discounted cash flow model, with all significant inputs derived from or corroborated with observable market data. The Company did not hold any cash equivalents, restricted cash or short-term investments categorized as Level 3 as of March 31, 2015 or December 31, 2014.

Short-term investments are classified as available-for-sale and reported at fair value using the specific identification method. Unrealized gains and losses are excluded from earnings and reported as a component of other comprehensive income (loss), net of tax. Additionally, the Company periodically assesses whether an other than temporary impairment loss on investments has occurred due to declines in fair value or other market conditions. Declines in fair value that are considered other than temporary are recorded as an impairment in the consolidated statement of operations. The Company did not record any impairments of its investments for any of the periods presented.

The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued liabilities and deferred revenue approximate fair value because of the relatively short maturity of these instruments.

The following table summarizes the basis used to measure certain financial assets at fair value on a recurring basis in the Company’s condensed consolidated balance sheets at March 31, 2015 (in thousands):

	Balance as of March 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents
Money market funds	$153,469	$153,469	$—	$—

Total cash equivalents	153,469	153,469	—	—
Restricted cash
Time deposits	1,897	—	1,897	—

Total restricted cash	1,897	—	1,897	—
Short-term investments
U.S. government agency bonds	15,427	—	15,427	—
Time deposits	31,781	—	31,781	—
Corporate bonds	347,924	—	347,924	—
International governmental bonds	2,709	—	2,709	—
Municipal bonds	174,968	—	174,968	—

Total short-term investments	572,809	—	572,809	—

Total financial assets	$728,175	$153,469	$574,706	$—

The following table summarizes the basis used to measure certain financial assets at fair value on a recurring basis in the Company’s condensed consolidated balance sheets at December 31, 2014 (in thousands):

	Balance as of December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents
Money market funds	$183,008	$183,008	$—	$—
Municipal bonds	1,001	—	1,001	—

Total cash equivalents	184,009	183,008	1,001	—
Restricted cash
Time deposits	2,058	—	2,058	—

Total restricted cash	2,058	—	2,058	—
Short-term investments
Time deposits	21,726	—	21,726	—
Corporate bonds	353,212	—	353,212	—
International governmental bonds	1,501	—	1,501	—
Municipal bonds	140,406	—	140,406	—
Commercial paper	3,999	—	3,999	—

Total short-term investments	520,844	—	520,844	—

Total financial assets	$706,911	$183,008	$523,903	$—

Cash and Cash Equivalents

Cash and cash equivalents include investments in money market funds, corporate and municipal bonds and time deposits that are readily convertible into cash. Cash and cash equivalents are stated at cost, which approximates fair value. The Company considers all highly liquid investments purchased with an original maturity date of three months or less to be cash equivalents. Cash and cash equivalents consisted of the following at March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015	December 31, 2014
Demand deposit accounts	$124,352	$108,316
Money market funds	153,469	183,008
Municipal bonds	—	1,001

Total	$277,821	$292,325

Restricted Cash

Restricted cash of $2,189,000 and $2,492,000 at March 31, 2015 and December 31, 2014, respectively, was held in accounts owned by the Company to secure property license requirements, leased office space and to secure credit card availability and reimbursable direct debits due from the Company.

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

Cash flows from purchases, sales and maturities of available-for-sale securities are classified as investing activities and reported gross, including any related premiums or discounts. Premiums related to purchases of available-for-sale securities were $3,714,000 and $1,740,000 during the three months ended March 31, 2015 and 2014, respectively. Short-term investments consisted of the following at March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015
	Gross Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government agency bonds	$15,435	$—	$(8)	$15,427
Time deposits	31,781	—	—	31,781
Corporate bonds	348,075	125	(276)	347,924
International government bonds	2,712	—	(3)	2,709
Municipal bonds	175,000	52	(84)	174,968

Total short-term investments	$573,003	$177	$(371)	$572,809

	December 31, 2014
	Gross Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Time deposits	$21,726	$—	$—	$21,726
Corporate bonds	353,957	7	(752)	353,212
International government bonds	1,504	—	(3)	1,501
Municipal bonds	140,455	45	(94)	140,406
Commercial paper	3,999	—	—	3,999

Total short-term investments	$521,641	$52	$(849)	$520,844

For fixed income securities that have unrealized losses as of March 31, 2015, the Company does not have the intent to sell any of these investments and it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. The Company has evaluated these fixed income securities and determined that no credit losses exist. Accordingly, the Company has determined that the unrealized losses on fixed income securities as of March 31, 2015 were temporary in nature.

The following table summarizes the contractual underlying maturities of the Company’s short-term investments at March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015
	Less than 1 Year	1 to 3 Years	Total
U.S. government agency bonds	$—	$15,427	$15,427
Time deposits	25,321	6,460	31,781
Corporate bonds	229,616	118,308	347,924
International government bonds	2,709	—	2,709
Municipal bonds	123,950	51,018	174,968

Total short-term investments	$381,596	$191,213	$572,809

	December 31, 2014
	Less than 1 Year	1 to 3 Years	Total
Time deposits	$21,479	$247	$21,726
Corporate bonds	240,570	112,642	353,212
International government bonds	1,501	—	1,501
Municipal bonds	87,615	52,791	140,406
Commercial paper	3,999	—	3,999

Total short-term investments	$355,164	$165,680	$520,844

Non-marketable Cost Investments

During the three months ended March 31, 2015, the Company invested $2,799,000 for a non-controlling equity interest in a privately-held vacation rental website in Canada. The Company also has a non-controlling equity interest in a privately-held company in China with a carrying value of $19,498,000 and a non-controlling equity investment with a carrying value of $15,000,000 in a privately-held company in the United States that operates a travel research application and website.

The Company’s investment in these privately-held companies is reported using the cost method of accounting and marked down to fair value when an event or circumstance indicates an other-than-temporary decline in value has occurred. No event or circumstance indicating an other-than-temporary decline in value of the Company’s interest in the non-marketable cost investments was identified.

Accounts Receivable

Accounts receivable are generated from credit card merchants who process the Company’s property listing sales, property listings sold on installments to our customers, partners who advertise the Company’s inventory on their websites and/or sell ancillary products to our customers and Internet display advertising. Accounts receivable outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance for doubtful accounts by estimating losses on receivables based on known troubled accounts and historical experiences of losses incurred.

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

The Company capitalizes certain internally developed software and website development costs. These capitalized costs were approximately $37,052,000 and $36,038,000 at March 31, 2015 and December 31, 2014, respectively, and are included in property and equipment, net, in the consolidated balance sheets. Internally developed software costs are generally depreciated over five years.

The Company recorded depreciation expense on internally developed software and website development costs as follows for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014
Depreciation expense on internally developed software and website development costs	$1,577	$1,294

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

Revenue for inquiry-based contracts are determined on a fixed fee-per-inquiry basis as stated in the arrangement and recognized when the service has been performed.

The Company earns commission revenue for reservations made online through its websites, which is calculated as a percentage of the value of the reservation. This revenue is earned as the services are performed or as the customers’ refund privileges lapse and is included in listing revenue in the consolidated statements of operations.

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

Through its professional software for bed and breakfasts and professional property managers, the Company makes selected, online bookable properties available to online travel agencies and channel partners. The Company receives a percentage of the transaction value or a fee from the property manager for making this inventory available, which is recognized when earned. This revenue is included in other revenue in the consolidated statements of operations.

The Company generates revenue from the sale of hosted software solutions, generally for a one-year period where revenue is recognized on a straight-line basis over the contract term. Certain implementation services related to the hosting services are essential to the customer’s use of the hosting services. Accordingly, the Company recognizes implementation revenue ratably over the estimated period of the hosting relationship, which is three years. Recognition starts once the product has been made available to the customer.

Training and consulting revenue is recognized upon delivery of the training or consulting services to the end customer.

Stock-Based Compensation

Stock-based compensation for option awards is recognized based upon the estimated grant date fair value of the awards measured using the Black–Scholes valuation model. The fair value of restricted stock awards is determined based on the number of shares granted and the fair value of the Company’s common stock as of the grant date. Fair value is generally recognized as an expense on a straight-line basis, net of estimated forfeitures, over the requisite service period. When estimating forfeitures, the Company considers voluntary termination behaviors as well as trends of actual option forfeitures.

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

The following table summarizes the excess tax benefit that the Company recorded for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014
Excess tax benefit from stock-based compensation, net	$3,048	$3,579

This tax benefit has been recorded as additional paid-in capital on the Company’s consolidated balance sheets.

Defined Benefit Pension Plan

During the three months ended March 31, 2015, the Company recorded an adjustment to correct prior period accounting errors related to the Company’s defined benefit pension plan for one of its foreign subsidiaries. The adjustment increased the Company’s liabilities by approximately $4,200,000 and decreased other comprehensive income by approximately $4,000,000 and profit before tax by approximately $200,000 as of and during the three months ended March 31, 2015. The Company does not believe these adjustments are material to the consolidated financial statements for the quarter ended March 31, 2015, the expected annual results for 2015 or to the consolidated financial statements of any prior period.

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

The Company may be subject to income tax audits by the respective tax authorities in any or all of the jurisdictions in which the Company operates. The Company is currently undergoing audits in the United States as well as at its subsidiary in the United Kingdom. Significant judgment is required in determining uncertain tax positions. The Company recognizes the benefit of uncertain income tax positions only if these positions are more likely than not to be sustained. Also, the recognized income tax benefit is measured at the largest amount that is more than 50% likely of being realized. The Company adjusts these reserves in light of changing facts and circumstances, such as the closing of an audit or the refinement of an estimate. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records interest and penalties related to unrecognized tax benefits as a component of income tax expense. The countries in which the Company may be subject to potential examination by tax authorities include Australia, Brazil, Colombia, France, Germany, Italy, the Netherlands, New Zealand, Singapore, Spain, Switzerland, Thailand, the United Kingdom and the United States.

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

The following table summarizes the foreign exchange loss that the Company recorded for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014
Foreign exchange loss	$762	$2,521

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

The following table shows the fair value and notional amounts of the Company’s outstanding or unsettled derivative instruments that are not designated as hedging instruments covering foreign currency exposures during the quarter ended March 31, 2015 which settled April 2, 2015 (in thousands):

Balance Sheet Caption	March 31, 2015
	Significant Other Observable Inputs (Level 2)			U.S. Dollar Notional
	Gross Amount of Recognized Assets/Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amount Presented in the Balance Sheet
Prepaid expenses and other current assets	$16,825	$—	$16,825	$155,491
Accrued expenses	(1,188)	—	(1,188)	21,284

Total	$15,637	$—	$15,637	$176,775

In addition to the notional amounts listed above, the Company entered into derivative contracts with notional amounts of $158,261,000 on March 31, 2015 with a closing date of July 2, 2015.

The following table shows the fair value and notional amounts of the Company’s outstanding or unsettled derivative instruments that are not designated as hedging instruments covering foreign currency exposures during the quarter ended December 31, 2014 which settled January 2, 2015 (in thousands):

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

Comprehensive Income (Loss) Attributable to HomeAway, Inc.

Comprehensive income (loss) attributable to HomeAway, Inc. consists of net income (loss), cumulative foreign currency translation adjustments, unrealized gain (loss) on available-for-sale securities, defined benefit pension plan adjustments and comprehensive income (loss) attributable to noncontrolling interests.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers, requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. The updated standard is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2016. The Company has not yet selected a transition method and is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which changes the presentation of debt issuance costs in financial statements. The updated standard requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Company is currently evaluating the effect that the updated standard will have on its consolidated balance sheets.

3. Goodwill and Other Intangible Assets

Goodwill

Changes in the Company’s goodwill balance for the year ended December 31, 2014 and the three months ended March 31, 2015 are summarized in the table below (in thousands):

Balance at December 31, 2013	$507,611
Acquired in business combinations	11,647
Foreign currency translation adjustment	(26,098)
Post-acquisition goodwill adjustment for the Stayz acquisition	511

Balance at December 31, 2014	493,671
Foreign currency translation adjustment	(23,015)

Balance at March 31, 2015	$470,656

The goodwill arising from the December 2013 acquisition of Stayz was increased by $511,000 to $178,288,000 in the year ended December 31, 2014 due to certain income taxes and changes in fair value estimates derived from additional information gained during the measurement period. Goodwill adjustments were not significant to the Company’s previously reported operating results or financial position. Therefore, the Company elected not to retrospectively adjust the acquisition date accounting and instead recorded the adjustment in the year ended December 31, 2014.

Intangible Assets

The Company’s intangible assets, excluding goodwill, consist of intangible assets acquired primarily in business combinations and were recorded at their estimated fair values on the date of acquisition. The finite-lived intangible assets that are being amortized are summarized in the table below (in thousands):

		March 31, 2015			December 31, 2014
	Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade names and trademarks	10	$28,631	$(8,236)	$20,395	$30,316	$(8,396)	$21,920
Developed technology	2-8	20,189	(13,091)	7,098	21,293	(13,231)	8,062
Customer relationships	6-14	54,347	(25,185)	29,162	57,656	(25,512)	32,144
Noncompete agreements and domain names	2-5	2,107	(1,037)	1,070	2,224	(923)	1,301

Total		$105,274	$(47,549)	$57,725	$111,489	$(48,062)	$63,427

Amortization of noncompete agreements is recorded over the term of the agreements.

The following table summarizes the amortization expense that the Company recorded for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March,
	2015	2014
Amortization expense	$3,011	$3,274

The Company has the following indefinite-lived intangible assets recorded in its consolidated balance sheet as of March 31, 2015 and December 31, 2014, respectively (in thousands):

	March 31, 2015	December 31, 2014
Trademarks, trade names and other	$7,029	$7,029

4. Accrued Expenses

The Company’s accrued expenses are comprised of the following at March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015	December 31, 2014
Compensation and related benefits	$15,304	$21,413
Gift cards	5,274	5,654
Contracting, consulting and professional fees	2,769	3,254
Taxes	6,306	4,954
Marketing	8,363	4,115
Foreign exchange – forward contracts	1,206	99
Traveler guarantee liability	2,402	1,790
Other	7,857	8,976

Total	$49,481	$50,255

5. Convertible Senior Notes

Convertible Senior Notes

(In thousands)	Par Value	Equity Component Recorded at Issuance		Carrying Value of Convertible Senior Notes as of
				March 31, 2015	December 31, 2014
0.125% Convertible Senior Notes due April 1, 2019	$402,500	$90,887	(1)	$320,690	$316,181

(1)	This amount represents the equity component recorded at the initial issuance of the 0.125% convertible senior notes.

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

As of March 31, 2015, the Notes are not convertible.

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

The Notes consist of the following (in thousands):

	March 31, 2015	December 31, 2014
Liability component:
Principal:
0.125% Senior Notes	$402,500	$402,500
Less: debt discount, net
0.125% Senior Notes	(81,810)	(86,319)

Net carrying amount	$320,690	$316,181

The Notes are included in the consolidated balance sheets within Convertible senior notes, net, which are classified as a noncurrent liability. The debt discount is amortized over the life of the Notes using the effective interest rate method.

The total estimated fair value of the Company’s Notes at March 31, 2015 was $313.0 million. The fair value of the Notes was determined based on inputs that are observable in the market (Level 2).

Based on the closing price of the Company’s common stock of $30.17 on March 31, 2015, the if-converted value of the Notes was less than their principal amount.

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

Separately, in March 2014, the Company also entered into warrant transactions (the “Warrants”), whereby the Company sold warrants to acquire, subject to anti-dilution adjustments, shares of the Company’s common stock at $81.14 per share. The Warrants have a term of five years from the date of issuance. If the average market value per share of the Company’s common stock for the reporting period, as measured under the Warrants, exceeds the strike price of the Warrants, the Warrants would have a dilutive effect on the Company’s earnings per share if the Company reports net income for the reporting period. The Warrants were anti-dilutive for the period ended March 31, 2015. The Warrants are separate transactions, entered into by the Company and are not part of the terms of the Notes or Note Hedges. Holders of the Notes will not have any rights with respect to the Warrants.

Interest Expense

The following table sets forth total interest expense recognized related to the Notes for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014
0.125% coupon	$126	$—
Amortization of debt issuance costs	13	—
Amortization of debt discount	4,508	—

Total	$4,647	$—

6. Commitments and Contingencies

Leases

The Company leases its facilities and certain office equipment under noncancellable operating leases.

The following table summarizes the total rental expense that the Company recorded for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014
Rental expense	$1,928	$1,440

Guarantees

The Company offers two guarantee products to travelers: Basic Rental Guarantee and Carefree Rental Guarantee. The Basic Rental Guarantee is offered to travelers that book a vacation rental property listed on any one of the Company’s websites to protect their vacation rental payments up to $1,000 against Internet fraud. Travelers may also purchase additional protection to cover their vacation rental payments up to $10,000 against Internet fraud, misrepresentation, wrongful denial of entry, wrongful deposit loss or losses from phishing claims by the purchase of the Carefree Rental Guarantee. The Company does not maintain insurance from any third party for claims under these guarantees, and any amounts payable for claims made under these guarantees are payable by the Company. Amounts recorded for estimated future claims under the guarantees are based on historical experience and estimates of potential future claims are recorded either in cost of revenue or in general and administrative expense in the Company’s consolidated statement of operations depending on whether the expense is related to estimated claims under the Basic Rental Guarantee or to the Carefree Rental Guarantee.

Expected future claims for traveler guarantees, which are presented as a current liability in the Company’s consolidated balance sheets, and changes for the guarantees, are as follows (in thousands):

Traveler guarantee liability at December 31, 2013	$956
Costs accrued for new vacation rentals	3,576
Guarantee obligations honored	(2,742)

Traveler guarantee liability at December 31, 2014	$1,790
Costs accrued for new vacation rentals	1,155
Guarantee obligations honored	(543)

Traveler guarantee liability at March 31, 2015	$2,402

The Company maintains a guarantee of £5,000,000 (approximately $7,397,000 as of March 31, 2015) in favor of a bank in the United Kingdom for extending credit to the Company in connection with the wholly owned United Kingdom subsidiary’s business of collecting its subscription revenue in advance via credit card payments.

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

7. Stock-Based Compensation

During the three months ended March 31, 2015, the Company issued an aggregate of 137,155 restricted stock units under its 2011 Equity Incentive Plan (the “2011 Plan”), for an aggregate fair value of $3,834,000. Additionally, during the three months ended March 31, 2015, the Company issued an aggregate of 55,863 options to purchase common stock under the 2011 Plan for an aggregate fair value of $585,000.

The following table summarizes the total stock-based compensation expense that the Company recorded for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014
Cost of revenue	$820	$701
Product development	3,010	2,714
Sales and marketing	2,640	2,172
General and administrative	4,726	4,634

Total	$11,196	$10,221

8. Redeemable Noncontrolling Interests

During the year ended December 31, 2013, the Company acquired 68.5% of the outstanding stock of travelmob Pte. Ltd. and 55% of the outstanding stock of Bookabach Limited. During the year ended December 31, 2014, the Company acquired an additional 20% of the outstanding equity of Bookabach Limited. The redeemable noncontrolling interests are reported on the Consolidated Balance Sheets in mezzanine equity in “Redeemable noncontrolling interests.”

The Company recognizes changes to the redemption value of noncontrolling interests as they occur and adjusts the carrying value to equal the redemption value at the end of each reporting period accordingly.

Changes in the Company’s redeemable noncontrolling interests for the year ended December 31, 2014 and the three months ended March 31, 2015 are summarized in the table below (in thousands):

Balance at December 31, 2013	$10,584
Net loss attributable to noncontrolling interests	(1,839)
Changes to redemption value of noncontrolling interests	2,421
Repurchase of redeemable noncontrolling interests	(1,461)
Currency translation adjustments	37

Balance at December 31, 2014	$9,742
Net loss attributable to noncontrolling interests	(418)
Changes to redemption value of noncontrolling interests	606

Balance at March 31, 2015	$9,930

9. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of the following at March 31, 2015 and December 31, 2014, respectively (in thousands):

	March 31, 2015	December 31, 2014
Foreign currency translation	$(38,696)	$(27,252)
Unrealized losses on short-term investments	(198)	(801)
Defined benefit pension plan adjustments	(4,055)	—

Total	$(42,949)	$(28,053)

10. Income Taxes

The following table summarizes the total income tax expense that the Company recorded, and the related effective tax rate, for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014
Income tax expense	$3,580	$2,388
Effective tax rate	213.1%	36.5%

At March 31, 2015, the Company’s effective tax rate estimate for the year ended December 31, 2015 differed from the statutory rate primarily due to losses in certain foreign jurisdictions for which a benefit cannot be recorded at this time, non-deductible stock compensation charges, and state taxes, which is partially offset by the effect of different statutory tax rates in foreign jurisdictions. The effective tax rate for the three months ended March 31, 2015 is higher than the effective tax rate estimated for the full year ending December 31, 2015 due to lower income before income taxes in this quarter as well as the mix of earnings between income and loss jurisdictions. At March 31, 2014, the Company’s effective tax rate estimate for the year ended December 31, 2014 differed from the statutory rate primarily due to non-deductible stock compensation charges, state taxes, amortization of tax charges on the intercompany sale of assets that were deferred in prior periods, which was partially offset by the benefit of disqualifying dispositions of incentive stock options, the effect of different statutory tax rates in foreign jurisdictions, and the federal research and experimentation tax credit.

11. Net Income (Loss) Per Share Attributable to HomeAway, Inc.

The following table sets forth the computation of basic and diluted net income (loss) per share of common stock (in thousands, except per share amounts):

	Three Months Ended March 31,
	2015	2014
Numerator
Net income (loss) attributable to HomeAway, Inc.	$(2,088)	$4,443

Denominator
Weighted average common shares outstanding-basic	94,610	92,699
Dilutive effect of stock options, warrants and restricted stock units	—	3,596

Weighted average common shares outstanding-diluted	94,610	96,295

Net income (loss) per share attributable to HomeAway, Inc.:
Basic and diluted	$(0.02)	$0.05

The following common equivalent shares were excluded from the calculation of net income (loss) per share attributable to HomeAway, Inc. as their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2015	2014
Stock options	3,103	301
Restricted stock units	201	18
Warrants	7,716	7,716

Total common equivalent shares excluded	11,020	8,035

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

The following discussion should be read in conjunction with our interim condensed consolidated financial statements contained elsewhere in this quarterly report on Form 10-Q and in our other Securities and Exchange Commission, or SEC, filings including our Annual Report on Form 10-K for the year ended December 31, 2014 and subsequent reports on Form 8-K, which discuss our business in greater detail.

Overview

HomeAway, Inc. and its wholly and majority-owned subsidiaries (“HomeAway”, the “Company”, “we”, “us” and “our”) operate the world’s largest online marketplace for the vacation rental industry, bringing together millions of travelers seeking vacation rentals online with the property owners and managers of over one million vacation rental properties located in over 190 countries around the world. Our portfolio includes leading vacation rental websites in Australia, Europe, New Zealand, Singapore, South America and the United States. During the three months ended March 31, 2015, our websites attracted approximately 287 million website visits, and as of March 31, 2015, our global marketplace included approximately 1.1 million paid listings. We continue to focus on providing the largest selection of properties to travelers and the most qualified inquiries and bookings to property owners and managers.

The majority of our revenue is generated from our paid listing business. Our subscription listings generate the majority of our paid listing revenues and generally have annual terms. We continued to improve monetization of our subscription listing base in the three months ended March 31, 2015 through pricing and product changes including continued adoption of our tiered pricing structure and sales of bundled listings. This improved monetization can be seen in the increase in our average revenue per subscription listing measured on a constant currency basis for the three months ended March 31, 2015. Tiered pricing allows property owners and managers with paid subscriptions to improve their position in search results by purchasing a higher subscription level, or tier. Bundled listings provide subscribers with the opportunity to purchase additional distribution on multiple HomeAway websites. We also offer performance-based pricing on most websites, which allows property owners and managers to list their properties for free and pay us a commission for bookings. In order to grow our revenue from performance-based listings, we will focus on increasing the number of bookings for these customers. Additionally, we believe that we can grow the number of paid listings and generate additional revenue.

We believe that having a large selection of qualified properties is necessary to attract and retain travelers. Our total paid listings grew from March 31, 2014 to March 31, 2015 by 14.1% as we added more than 134,000 new paid listings, net of non-renewals. Subscription listings remained consistent to last year as new subscriptions were offset with non-renewals while performance-based listings grew by 59.4% as property owners and managers continued to adopt the new performance-based model. We expect that performance-based listings will continue to grow at a faster rate than subscriptions. Additionally, we are continually investing in product enhancements and property owner and manager communications to encourage high quality listings on our websites to ensure a positive experience for travelers.

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

We consider a listing to be online bookable when it has a fully updated calendar and rates, which allows the traveler to accurately estimate the cost of the stay. In some cases the booking will take place immediately and in other cases our property owners and managers will require additional information before accepting or rejecting the booking request. As to payment processing, property owners and managers are encouraged but not required to use our payments platform which is continuously being improved to support multiple payment methods. This is important for our marketplace in our global environment. We also allow payments to be processed offline or through integrated platforms. Property owners and managers, in some countries, can make value-added products available for purchase through our payments platform. We believe that adoption and increased use of our platform over time will allow us to earn more revenue from ancillary products while providing a more secure and efficient payment mechanism for travelers. We plan to introduce new products and services for travelers, property owners and managers which we believe will provide further opportunities to generate revenue through our marketplace.

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

Our financial reporting currency is the U.S. dollar and changes in foreign exchange rates significantly affect our reported results and consolidated trends. For example, if the U.S. dollar strengthens year-over-year relative to currencies in our international locations, our consolidated revenues and operating expenses will be lower than if currencies had remained constant. Likewise, if the U.S. dollar weakens year-over-year relative to currencies in our international locations, our consolidated revenues and operating expenses will be higher than if currencies had remained constant. We believe that our diversification beyond the U.S. economy through our international businesses benefits our stockholders over the long term. We also believe it is useful to evaluate key operating results and growth rates before and after the effect of currency changes.

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

Growth Opportunities and Trends

Our ability to further grow our revenue will depend largely on increasing the number of paid listings, increasing revenue per listing and increasing revenue from other products and services through our marketplace. Our achievement of these objectives will further depend on our ability to successfully enable more online bookable listings. Achieving growth in the number of paid listings involves our ability to increase our paid listing renewal rates, reach new property owners and managers through marketing or telesales activities or obtain new paid listings through geographic expansion, strategic acquisitions or investments. Increasing revenue per listing and revenue from other products and services will involve our ability to successfully drive adoption of tiered pricing, use of our payments platform, drive more bookings to our performance based listings and to successfully introduce new products to our marketplace.

In the future, we believe it will become more important to increase marketing investments to grow and further advertise our brand and products to travelers. We have seen other companies launch online businesses offering vacation rentals or other alternatives to hotels. We believe this growing favorable awareness of alternatives to hotels has and will continue to support growth in our business. However, we have also seen a trend of increased government regulation and taxation of the industry. We continue to monitor the effects of these trends and intend to take actions as necessary to mitigate their effects.

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

Key financial highlights for the three months ended March 31, 2015 include the following:

•	Total revenue was $119.0 million compared to $105.7 million in the first quarter of 2014, or an increase of 12.6%; measured on a constant currency basis, total revenue increased by 20.6%;

•	Percentage of total revenue from outside the United States was 35.8% in the first quarter, compared to 42.5% in the first quarter of 2014; total revenue from outside the United States in the first quarter of 2015 included 28.1% from Europe and 7.7% from South America and the Asia Pacific region;

•	Listing revenue was $95.0 million compared to $87.3 million in the first quarter of 2014 and contributed 79.8% of total revenue compared to 82.6% in the first quarter of 2014;

•	Net loss attributable to HomeAway, Inc. was $2.1 million, or $0.02 loss per share, compared to net income of $4.4 million, or $0.05 net income per share, in the first quarter of 2014, and is reflective of higher marketing expenses, interest expense and income tax expense;

•	Cash from operating activities was $50.7 million compared to $40.0 million in the first quarter of 2014, or an increase of 26.7%;

•	Adjusted EBITDA was $25.3 million compared to $26.2 million in the first quarter of 2014, or a decrease of 3.4%; Adjusted EBITDA as a percentage of revenue was 21.2%, a decrease of 360 basis points from 24.8% in the first quarter of 2014 and reflective of incremental marketing spend in the first quarter of 2015;

•	Free cash flow was $45.3 million compared to $38.7 million in the first quarter of 2014, or an increase of 16.8%; on a trailing twelve month basis, free cash flow increased 25.6% to $123.6 million from $98.4 million in the comparable trailing twelve month period for the prior year;

•	Non-GAAP net income was $10.6 million, or $0.11 per diluted share, compared to non-GAAP net income of $13.2 million, or $0.14 per diluted share, in the first quarter of 2014; and

•	Cash, cash equivalents and short-term investments as of March 31, 2015 were $850.6 million.

For further discussion regarding Adjusted EBITDA, free cash flow and non-GAAP net income, along with reconciliations of such numbers to the most directly comparable financial measures calculated and presented in accordance with GAAP, please see the information under the caption “Discussion of Non-GAAP Financial Measures” in Item 2 of this Quarterly Report on Form 10-Q.

Key Business Metrics

In addition to traditional financial and operational metrics, we use the following business metrics to monitor and evaluate results.

	Three Months Ended March 31,
	2015	2014
Paid listings (in thousands):
Subscription listings, end of period	724	725
Performance listings, end of period	362	227

Total paid listings, end of period	1,086	952
Paid listings, growth year-over-year	14.1%	28.2%
Average revenue per subscription listing	$472	$442
Average revenue per subscription listing, growth year-over-year	6.8%	12.2%
Subscription renewal rate, end of period	71.6%	73.1%
Visits to websites (in millions)	287	245
Visits to websites, growth year-over-year	17.1%	18.4%

Paid Listings. The vast majority of our revenue is derived from paid listings which we regularly track as a key revenue growth indicator and to identify trends in our business and industry. The growth in paid listings is due to our marketing and selling new and additional listings to property owners and managers, the introduction of performance-based listings and organic growth from property owners and managers who become aware of our websites and choose to market their properties. For the period, we added a significant number of performance-based listings.

When we migrate one of our websites to our global technology platform, property owners and managers that have listings on the pre-migrated website and on a website already on our global technology platform are able to consolidate their listings into one listing displayed on both websites. Additionally, platform consolidations allow property owners and managers to purchase bundled listings that include display on multiple websites that exist on the global technology platform. As a result of a website migration, we count each of these bundled listings as one listing. This impacts the comparability of our current period reported metrics to our previously reported metrics for paid listings, renewal rate and average revenue per listing. We migrated the VRBO.com website to our global technology platform in 2012 and in the second quarter of 2014, we migrated Homelidays.com to our global technology platform. Furthermore, we expect future platform migrations for certain of our websites, such as Owners Direct Holiday Rentals.co.uk and Stayz.com.au, to our global technology platform. When this occurs, property owners and managers who have purchased subscriptions on the website being migrated as well as other HomeAway websites will be given the opportunity to consolidate their listings through the purchase of a bundled listing. We expect these migrations to impact the comparability of future operating metrics.

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

In order to provide a comparable framework for assessing average revenue per subscription listing, excluding the effect of foreign currency fluctuations, we analyze year-over-year growth on a constant currency basis by calculating average revenue per subscription listing in the current period using exchange rates from the comparable prior period. Excluding the impact of foreign exchange rates, average revenue per subscription listing would have been $512 in the first quarter of 2015, or an increase of 15.7% as compared to the first quarter of 2014.

In order to increase revenue per subscription listing, we rely on increases in base pricing, adoption of tiered pricing and bundled listings for our property owners and managers. We began offering tiered pricing on HomeAway.com in the United States in 2011 and have continued to launch tiered pricing to our sites globally, bringing the total number of our websites that provide tiered pricing alternatives to 19. As we continue to implement tiered pricing on other websites, or change the prices or structure of tiered pricing, we may see an impact on listing sales in the period of the change and revenue thereafter.

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

Renewal of paid subscription listings is a key driver of revenue for our business. We track renewal rate in order to understand and improve property owners’ and managers’ satisfaction and to help us more accurately estimate our future revenue and cash flows. Our overall renewal rate decreased during the three months ended March 31, 2015 compared to the first quarter of 2014 due to lower renewal rates for our customers in Europe, South America and Australia. We believe that lower renewal rates for our customers in Europe were a result of decreased demand attributable to the European economy, competitive pressures and increased non-renewal for Homelidays, a brand we migrated last year. After adjusting for consolidated listings, our renewal rate as of March 31, 2015 is estimated to be 72.4% compared to 76.2% in the first quarter of 2014. We continue to make product improvements and increase our investment in demand generation for property owners and managers in order to increase customer satisfaction and improve renewal rates. In addition, several other factors affect renewal rates including our property owners’ and managers’ ability to consolidate their listings, their ability to purchase geographic bundled listings and our use of promotional pricing to attract new subscribers. Our paid subscription listing renewal rate could also be impacted by property owners and managers who elect to list their properties through our pay-per-booking commission offering, rather than paying a subscription fee.

Visits to Websites. We view visits to websites as a key indicator of growth in our brand awareness among users and our ability to provide our property owners and managers with inquiries and bookings from travelers. Growth in visits to websites will be driven by our marketing strategies and has both a direct and indirect impact on our financial performance. We use a variety of tools to measure visits to our websites, including solutions from third parties such as Google Analytics. We also review third-party published reports to measure our results against comparable companies; however, these reports are frequently inconsistent with our internal measurements.

We believe certain quality initiatives aimed at reducing the number of visits required to secure a booking may have a negative impact on growth in visits while providing a positive experience for travelers and property owners and managers. These initiatives include online booking, quotable rates, and continuous improvements to our search functionality to help travelers locate appropriate properties more quickly.

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

Our significant accounting policies are described in Note 2 to the accompanying condensed consolidated financial statements. The methods, estimates and judgments we use in applying our accounting policies have a significant impact on our results of operations. Accordingly, we believe the policies listed below involve the greatest degree of complexity and judgment by our management and are the most critical for understanding and evaluating our financial condition and results of operations. These critical accounting policies are:

•	Revenue recognition;

•	Business combinations;

•	Convertible senior notes and the related warrants and hedges;

•	Stock-based compensation; and

•	Income taxes.

A description of our critical accounting policies that involve significant management judgments appears in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 25, 2015 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.”

Results of Operations

The following table presents our operating results and our operating results as a percentage of revenue for the periods indicated:

	Three Months Ended March 31,
	2015	2014
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue:
Listing	$94,971	$87,332
Other	24,057	18,350

Total revenue	119,028	105,682
Costs and expenses:
Cost of revenue (exclusive of amortization shown separately below)	18,598	15,937
Product development	20,553	18,313
Sales and marketing	47,682	35,617
General and administrative	23,255	23,626
Amortization expense	3,011	3,274

Total costs and expenses	113,099	96,767

Operating income	5,929	8,915
Other income (expense):
Interest expense	(4,580)	—
Interest income	737	164
Other expense	(406)	(2,535)

Total other expense, net	(4,249)	(2,371)

Income before income taxes	1,680	6,544
Income tax expense	(3,580)	(2,388)

Net income (loss)	(1,900)	4,156
Less: Impact of noncontrolling interests, net of tax	188	(287)

Net income (loss) attributable to HomeAway, Inc.	$(2,088)	$4,443

Net income (loss) per share attributable to HomeAway, Inc.:
Basic and diluted	$(0.02)	$0.05

Weighted average number of shares outstanding
Basic	94,610	92,699
Diluted	94,610	96,295

	Three Months Ended March 31,
	2015	2014
Consolidated Statements of Operations as a Percentage of Revenue:
Revenue:
Listing	79.8%	82.6%
Other	20.2	17.4

Total revenue	100.0	100.0
Costs and expenses:
Cost of revenue (exclusive of amortization shown separately below)	15.6	15.1
Product development	17.3	17.3
Sales and marketing	40.1	33.7
General and administrative	19.5	22.4
Amortization expense	2.5	3.1

Total costs and expenses	95.0	91.6

Operating income	5.0	8.4
Other income (expense):
Interest expense	(3.8)	—
Interest income	0.6	0.2
Other expense, net	(0.3)	(2.4)

Total other income (expense)	(3.6)	(2.2)

Income before income taxes	1.4	6.2
Income tax expense	(3.0)	(2.3)

Net income (loss)	(1.6)	3.9
Less: Impact of noncontrolling interests, net of tax	0.2	(0.3)

Net income (loss) attributable to HomeAway, Inc.	(1.8)%	4.2%

Comparison of the Three Months Ended March 31, 2015 and 2014

Revenue

	Three Months Ended March 31,
	2015		2014		Change
Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Listing	$94,971	79.8%	$87,332	82.6%	$7,639	8.7%
Other	24,057	20.2	18,350	17.4	5,707	31.1

Total	$119,028	100.0%	$105,682	100.0%	$13,346	12.6%

	Three Months Ended March 31,
	2015		2014		Change
Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
United States	$76,367	64.2%	$60,787	57.5%	$15,580	25.6%
International	42,661	35.8	44,895	42.5	(2,234)	(5.0)

Total	$119,028	100.0%	$105,682	100.0%	$13,346	12.6%

While our overall revenue growth rate for the three months ended March 31, 2015 was 12.6%, our organic revenue growth rate was 12.2%, due to certain revenue from the Glad To Have You business we acquired in 2014, which was not included in our organic revenue growth rate. We consider growth to be organic if generated from businesses that we have owned for at least 12 months.

Listing Revenue

Our core listing business revenue increased primarily due to increases in new paid listings and average revenue per subscription listing. Paid listings increased from 952,000 at March 31, 2014 to 1.1 million at March 31, 2015 primarily due to selling new and additional listings to property owners and managers, as well as organic growth from property owners and managers who become aware of our websites and choose to market their properties. Our average revenue per subscription listing was $472 in the three months ended March 31, 2015 compared to $442 in the first quarter of 2014, an increase of $30, or 6.8%. We continued to improve monetization of our subscription listing base through continued adoption of our tiered pricing structure and an increase in bundled listings products.

Other Revenue

Other revenue increased by $5.7 million, or 31.1%, in the three months ended March 31, 2015 compared to the first quarter of 2014. Revenue from products focused on travelers and property owners, such as insurance products, the Carefree Rental Guarantee and software products, including related maintenance and training, increased by $4.4 million in the three months ended March 31, 2015. Furthermore, revenue from merchant bank credit card royalties increased by $1.3 million in the three months ended March 31, 2015 compared to the same period in 2014. This increase was offset by a $0.4 million decrease in revenue from Internet display advertising in the first quarter of 2015 as compared to the first quarter of 2014.

Revenue Growth in Constant Currency

We invoice and collect payments in the Euro, British Pound, Brazilian Reis, Australian Dollar and Singapore Dollar, as well as other currencies. As a result, our total revenue is affected by changes in the value of the U.S. dollar relative to these other currencies. In order to provide a comparable framework for assessing our business performance, excluding the effect of foreign currency fluctuations, we analyze year-over-year revenue growth on a constant currency basis by calculating revenue in the current period using exchange rates from the comparable prior period. During the first quarter of 2015, the year-over-year growth in listing revenue measured on a constant currency basis was 17.9%, compared with 8.7% as reported. The year-over-year growth in total revenue in the three months ended March 31, 2015 measured on a constant currency basis was 20.6%, compared with 12.6% as reported.

Cost of Revenue

	Three Months Ended March 31,
	2015		2014		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Cost of revenue	$18,598	15.6%	$15,937	15.1%	$2,661	16.7%

Compensation costs for our customer service and web-hosting personnel, including non-cash stock-based compensation, increased by $1.5 million due to 102 new customer support and web-hosting personnel as of March 31, 2015 compared to March 31, 2014. With the increased headcount and higher investments in hosting equipment, we incurred a higher expense for facilities and depreciation of computer equipment, furniture and leasehold improvements, which increased by $0.6 million, or 28.4%. Other increases included $0.2 million in increases in equipment expenses, web hosting fees and merchant fees and $0.3 million in increases in software licenses and maintenance for our corporate systems.

We will continue to increase expenses across the organization to support our growth and expect our cost of revenue to grow in absolute dollars and as a percentage of revenue in 2015.

Product Development

	Three Months Ended March 31,
	2015		2014		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Product development	$20,553	17.3%	$18,313	17.3%	$2,240	12.2%
Capitalized software development costs	1,980	1.7	2,004	1.9	(24)	(1.2)

Total product and technology costs expensed and capitalized	$22,533	19.0%	$20,317	19.2%	$2,216	10.9%

Compensation costs for product and development personnel, including non-cash stock-based compensation, increased by $1.6 million due to 42 new employees in product development as of March 31, 2015 compared to March 31, 2014. Overall increases in headcount also drove higher facilities and depreciation expense of $0.3 million. Including capitalized software development costs, total product and development expenses decreased slightly as a percentage of revenue to 19.0% of revenue in the first quarter of 2015 as compared to the first quarter of 2014 due to lower spending on external professional contractors and services.

During 2015, we expect product development expenses as a percentage of revenue to be relatively consistent as we expand our team to develop new features and products and incur a full year impact of personnel hired in 2014.

Sales and Marketing

	Three Months Ended March 31,
	2015		2014		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Sales and marketing	$47,682	40.1%	$35,617	33.7%	$12,065	33.9%

Compensation costs for sales and marketing personnel, including non-cash stock-based compensation, increased by $1.4 million due to 59 new employees in sales and marketing as of March 31, 2015 compared to March 31, 2014. Overall increases in headcount also drove higher facilities and depreciation expense of $0.5 million. Direct marketing expenses are the primary driver for the increase of sales and marketing expenses as a percentage of revenue in the first quarter of 2015 and increased by $8.9 million due to increased pay-per-click advertising, display advertising, affiliate marketing and broad reach television. Other increases included $0.8 million in increases in software licenses and maintenance and $0.4 million from travel expenses and professional and consulting fees.

During 2015, we expect to incur higher sales and marketing expenses in absolute dollars and as a percentage of revenue as we increase our marketing activities to generate additional traveler demand to paid listings and continue to build brand and category awareness as well as continue to build our sales team to serve professional property managers.

General and Administrative

	Three Months Ended March 31,
	2015		2014		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
General and administrative	$23,255	19.5%	$23,626	22.4%	$(371)	(1.6)%

Compensation costs for general and administrative personnel, including non-cash stock-based compensation, increased by $1.7 million due to 35 new employees and executives in operations, information technology, finance, human resources, and legal as of March 31, 2015 compared to March 31, 2014. Overall increases in headcount also drove higher facilities and depreciation expense of $0.3 million. These increases were offset by a $2.4 million decrease in certain foreign operating taxes.

During 2015, we expect to incur lower general and administrative expenses as a percentage of revenue while still continuing to support the expansion of our business model, the growth of our business internationally and the ongoing requirements of being a publicly traded company.

Amortization

	Three Months Ended March 31,
	2015		2014		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Amortization expense	$3,011	2.5%	$3,274	3.1%	$(263)	(8.0)%

The decrease in amortization expense included additional expense of $0.3 million from the addition of intangible assets from the acquisition of Glad to Have You, Inc. in March 2014, offset by a decrease of $0.3 million from certain intangible assets becoming fully amortized and $0.3 million from foreign currency changes.

During 2015, we expect our amortization expenses to decrease in both absolute dollars and as a percentage of revenue as compared to 2014. However, amortization expense could increase as a result of future acquisition activity.

Other Income (Expense)

	Three Months Ended March 31,
	2015		2014		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Other income (expense)	$(4,249)	(3.6)%	$(2,371)	(2.2)%	$(1,878)	(79.2)%

Other income (expense) in the three months ended March 31, 2015 includes interest expense of $4.6 million, partially offset by interest income of $0.7 million, compared to $0.1 million of interest income in the first quarter of 2014. The increase in interest expense is due to the Notes issued in March 2014 of which $4.5 million relates to the non-cash amortization of the debt discount and issuance costs. In addition, other income (expense) in the first quarter of 2015 includes approximately $0.8 million in losses from foreign currency related transactions, compared to losses of $2.5 million in the first quarter of 2014. These losses consist primarily of hedging costs and gains/losses on forward contracts used to hedge exposures related to intercompany loans and other assets and liabilities denominated in foreign currencies. These losses also include the re-measurement of certain intercompany loans and other assets and liabilities denominated in foreign currencies that are not hedged.

Income Taxes

	Three Months Ended March 31,
	2015		2014		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Income tax expense	$3,580	3.0%	$2,388	2.3%	$1,192	49.9%

Our income tax expense was $3.6 million for the three months ended March 31, 2015, compared to $2.4 million for the three months ended March 31, 2014. The expense in the three months ended March 31, 2015 is primarily due to tax expense, determined using our estimated annual effective tax rate, offset by certain items recorded discretely in the three months ended March 31, 2015. Those discrete items include a tax benefit due to disqualifying dispositions of incentive stock options and a tax benefit due to an income tax reserve release, offset by tax expense related to the amortization of tax charges on the intercompany sale of assets that were deferred in prior periods. The estimated annual effective tax rate at March 31, 2015 differed from the statutory rate primarily due to losses in certain foreign jurisdictions for which a benefit cannot be recorded at this time, non-deductible stock compensation charges, and state taxes, which is partially offset by the benefit of the effect of different statutory tax rates in foreign jurisdictions.

The expense in the three months ended March 31, 2014 was primarily due to tax expense, determined using our estimated annual effective tax rate for 2014, offset by certain items recorded discretely in the three months ended March 31, 2014. Those discrete items included a tax benefit due to disqualifying dispositions of incentive stock options and a tax benefit for a state tax apportionment change related to a prior period, offset by tax expense related to the amortization of tax charges on the intercompany sale of assets that were deferred in prior periods. The estimated annual effective tax rate at March 31, 2014 differed from the statutory rate primarily due to the benefit of disqualifying dispositions of incentive stock options, which is partially offset by non-deductible stock compensation charges, state taxes, the effect of different statutory tax rates in foreign jurisdictions and a Subpart F inclusion with offsetting foreign tax credit.

Seasonality and Quarterly Results

Our operating results may fluctuate for a variety of reasons, including seasonal factors and economic cycles that influence the vacation travel market. Property owners and managers tend to buy subscription listings at times when travelers are most likely to make vacation plans. Historically, we have experienced the highest level of new and renewed subscription listings in the first quarter of the year, which is typically when travelers are making plans for summer vacations in the United States and Europe. This seasonality results in higher cash flows during the first quarter as most subscription listings are annual and fully paid at the time of purchase or renewal, but may not be seen as prominently in our revenue due to ratable recognition of subscription listing revenue over the listing term.

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

Discussion of Non-GAAP Financial Measures

This Form 10-Q contains non-GAAP financial measures: Adjusted EBITDA, free cash flow and non-GAAP net income, as defined below, as well as revenue adjusted for foreign currency, which we refer to as constant currency revenue. Revenue adjusted for foreign currency assumes foreign currency exchange rates used for translation based on the rates in effect for the comparable prior-year period. In order to compute our constant currency revenue, we divide our monthly U.S. dollar results by the applicable current year monthly average foreign exchange rates and then multiply those amounts by the applicable prior year monthly average foreign exchange rates. Adjusted EBITDA, free cash flow, non-GAAP net income and constant currency revenue are financial measures that are not calculated in accordance with GAAP. However, we believe that the use of Adjusted EBITDA, free cash flow, non-GAAP net income and constant currency revenue are useful to investors in evaluating our operating performance for the following reasons:

•	our management uses adjusted EBITDA, free cash flow, non-GAAP net income and constant currency revenue in conjunction with GAAP financial measures as part of our assessment of our business and in communications with our board of directors concerning our financial performance;

•	Adjusted EBITDA, free cash flow, non-GAAP net income and constant currency revenue provide consistency and comparability with our past financial performance, facilitate period-to-period comparisons of operations, and also facilitate comparisons with other peer companies, many of which use similar non-GAAP financial measures to supplement their GAAP results;

•	securities analysts use Adjusted EBITDA, free cash flow, non-GAAP net income and constant currency revenue as supplemental measures to evaluate the overall operating performance of companies; and

•	Adjusted EBITDA and non-GAAP net income exclude non-cash charges, such as depreciation, amortization, stock-based compensation and interest expense, because such non-cash expenses in any specific period may not directly correlate to the underlying performance of our business operations and can vary significantly between periods.

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

We define Adjusted EBITDA as net income (loss) attributable to HomeAway, Inc. plus depreciation, amortization of intangible assets; stock-based compensation expense; interest expense (income); other expense (income), net; income tax expense (benefit); and impact of noncontrolling interests.

The following table presents a reconciliation of net income (loss) attributable to HomeAway, Inc. to Adjusted EBITDA (in thousands):

	Three Months Ended March 31,
	2015	2014
Net income (loss) attributable to HomeAway, Inc.	$(2,088)	$4,443
Depreciation and amortization	8,156	7,037
Stock-based compensation	11,196	10,221
Interest expense	4,580	—
Interest income	(737)	(164)
Other expense, net	406	2,535
Income tax expense	3,580	2,388
Impact of noncontrolling interests, net of tax	188	(287)

Adjusted EBITDA	$25,281	$26,173

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

The following table presents a summary of cash flows and a reconciliation of cash flows from operating activities to free cash flows (in thousands):

	Three Months Ended March 31,
	2015	2014
Cash provided by operating activities	$50,656	$39,969
Cash paid for interest	252	—
Excess tax benefit from stock-based compensation	3,223	3,579
Capital expenditures	(8,879)	(4,818)

Free cash flow	$45,252	$38,730

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

The following table presents a reconciliation of net income (loss) attributable to HomeAway, Inc. to non-GAAP net income (in thousands):

	Three Months Ended March 31,
	2015	2014
Net income (loss) attributable to HomeAway, Inc.	$(2,088)	$4,443
Add:
Stock-based compensation	11,196	10,221
Amortization expense	3,011	3,274
Amortization of debt discount and issuance costs, net	4,454	—
Related tax effect	(6,531)	(4,723)
Changes to redemption value of noncontrolling interests	606	—
Impact on noncontrolling interests of non-GAAP adjustments	(59)	(65)

Non-GAAP net income	$10,589	$13,150

Supplemental Financial Information

The following tables present stock-based compensation and depreciation included in the respective line items in our Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended March 31,
	2015	2014
Stock-based compensation:
Cost of revenue	$820	$701
Product development	3,010	2,714
Sales and marketing	2,640	2,172
General and administrative	4,726	4,634

Total	$11,196	$10,221

Depreciation:
Cost of revenue	$1,580	$1,100
Product development	1,210	910
Sales and marketing	1,635	1,235
General and administrative	720	518

Total	$5,145	$3,763

Liquidity and Capital Resources

From our incorporation in 2004 until March 31, 2015, we financed our operations and acquisitions primarily through private placements of our capital stock and bank borrowings as well as from cash flow generated by the business. In March 2014, we issued $402.5 million in 0.125% convertible senior notes due April 2019 (the “Notes”) for net proceeds of $391.6 million after deducting underwriting discounts and other issuance expenses. Concurrent with the issuance of the Notes, we sold warrants to purchase shares of our common stock for cash consideration of $38.3 million, which was offset by the purchase of a convertible note hedge of $85.9 million. The net cash increase in March 2014 from these transactions was $344.0 million.

As of March 31, 2015, our cash, cash equivalents and short-term investments totaled $850.6 million, compared to $813.2 million at December 31, 2014. At March 31, 2015, this amount included assets held in certain of our foreign operations totaling approximately $110.1 million. If these assets were repatriated to the U.S., we may be subject to additional U.S. taxes in certain circumstances. We have not provided for these taxes because we consider these assets to be permanently reinvested in our foreign operations. We have no plans to repatriate the cumulative earnings of our foreign subsidiaries.

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

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Consolidated Statements of Cash Flow Data:
Net cash provided by operating activities	$50,656	$39,969
Net cash used in investing activities	(60,726)	(69,351)
Net cash provided by financing activities	5,604	360,463
Effect of exchange rate changes on cash	(10,038)	912

Net increase (decrease) in cash and cash equivalents	(14,504)	331,993
Cash and cash equivalents at beginning of period	292,325	324,608

Cash and cash equivalents at end of period	$277,821	$656,601

Net Cash Provided by Operating Activities

In the three months ended March 31, 2015, cash was generated primarily through an increase in new and renewed subscription listings, resulting in higher upfront collection of listing fees and increased deferred revenue of $28.4 million. In the first quarter of 2015, we generated a net loss of $1.9 million. Included in our net loss was depreciation expense of $5.1 million, amortization expense of $3.0 million, amortization of debt discount and transaction costs of $4.5 million and non-cash stock-based compensation expense of $11.2 million. In addition, cash flows from operations was reduced by excess tax benefit from stock-based compensation of $3.2 million and a decrease in non-cash deferred income taxes of $1.0 million. Net income, excluding these non-cash reductions, contributed $17.7 million to cash provided by operating activities during the three months ended March 31, 2015.

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

Net Cash Used in Investing Activities

In the three months ended March 31, 2015, capital expenditures were $8.9 million and included $2.0 million in capitalized software development costs. Purchases of short-term investments, net of proceeds received from the sale and maturities of short-term investments, were $54.4 million. Additionally, we invested $2.8 million for a non-controlling equity interest in a privately held company in Canada that operates a vacation rental website.

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

Net Cash Provided by Financing Activities

Cash provided by financing activities in the three months ended March 31, 2015 was comprised of proceeds from the exercise of stock options to purchase common stock of $2.4 million and $3.2 million of cash provided from the excess tax benefits from stock-based compensation.

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

Contractual Obligations and Commitments

The majority of our property owners and managers pay for their subscription listings by credit card because it simplifies and expedites the payment process and is a relatively secure form of payment. We have multiple agreements with credit card companies to support these activities. Most of our property owners and managers purchase an annual listing, for which payment is made at the beginning of the listing. There is a risk that we may fail to fully perform our obligations under the listing, which could result in an obligation of the credit card companies to reimburse their customers for a portion or all of the listing fee. We would be obligated to reimburse the credit card companies for all such amounts they pay pursuant to our agreements with them, under which we have obtained our credit card acceptance privileges.

As of March 31, 2015, we have amounts held in restricted cash to fund payments received on behalf of property owners, to protect banks from default on credit cards and direct debits used in our operations and to support bank guarantees related to our office leases. As bookings continue to increase, as we make changes to our credit card merchants and acquiring banks and as we enter into new leases, we may have increases to restricted cash and deposits.

As of March 31, 2015, we have reserved $9.1 million for uncertain tax positions, including interest and penalties. We are unable to make a reasonably reliable estimate as to when or if cash settlement with taxing authorities will occur. For additional information regarding uncertain tax positions, see Note 12 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of our Annual Report on Form 10-K.

For a discussion of the Notes due April 1, 2019, please see Note 5 in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

During the three month period ended March 31, 2015, we did not, and we do not currently, have any relationships with unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

The effect of an immediate 10% adverse change in exchange rates on foreign denominated cash and receivables as of March 31, 2015 would result in a loss of approximately $1.4 million and a reduction in value on the balance sheet of approximately $12.1 million.

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

Investments and interest rate sensitivity. The primary objective of our investment activities is to preserve principal while also maximizing yields without significantly increasing risk. To achieve this objective and minimize our exposure to an adverse shift in interest rates, we invest in short-term, high-quality, interest-bearing securities. To provide a meaningful assessment of the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of our investment portfolio assuming a 100 basis point increase in interest rates. As of March 31, 2015, a hypothetical 100 basis point increase in interest rates across all maturities would result in a $4.8 million incremental decline in the fair market value of our portfolio.

We have non-controlling investments in the equity of privately-held companies in Canada, China and the United States. Since our ownership interest is less than 20 percent and we do not have the ability to exert significant influence, we account for these non-marketable equity investments using the cost method of accounting. As of March 31, 2015, the carrying value of these investments in Canada, China and the United States was $2.8 million, $19.5 million and $15.0 million, respectively.

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As our operations have expanded, we have acquired businesses or established offices around the world. As of March 31, 2015, we maintain offices in the United States, Europe, South America, Australia and Asia and operate websites in several additional countries and regions. We have limited operating and e-commerce experience in many foreign jurisdictions and are making significant investments to build our international operations. We plan to continue our efforts to expand globally, including acquiring international businesses and conducting business in jurisdictions where we do not currently operate, including increasing our focus on the Asia Pacific region. Managing a global organization is difficult, time consuming and expensive and any international expansion efforts that we undertake may not be profitable in the near or long term or otherwise be successful. In addition, conducting international operations subjects us to risks that we generally do not face in the United States. These risks include:

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

As of March 31, 2015, we have acquired 22 businesses and currently have equity investments in three companies. The businesses we have acquired or invested in may not perform as well as we expect. Failure to manage and successfully integrate recently acquired businesses and technologies could harm our operating results and our prospects. If the companies we have invested in do not perform well, our investments could become impaired and our financial results could be negatively impacted.

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

Since our inception, we have experienced rapid growth. As our operations have expanded, we have grown from 87 employees at December 31, 2005 to 1,826 employees at March 31, 2015, of whom 725 were located outside the United States. This includes employees of entities for which we have a controlling interest. Our business is becoming increasingly complex, especially in light of the continued rapid evolution of our industry and e-commerce, and our reliance on multiple websites throughout the world. This complexity and our rapid growth have demanded, and will continue to demand, substantial resources and attention from our management. We expect to continue to increase headcount and to hire more specialized personnel in the future as we grow our business. We will need to continue to hire, train and manage additional qualified website developers, software engineers, client and account services personnel, and sales and marketing staff and improve and maintain our technology to properly manage our growth. If our new hires perform poorly, if we are unsuccessful in hiring, training, managing and integrating these new employees or if we are not successful in retaining our existing employees, our business may be harmed.

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

Because we conduct a significant portion of our business outside the United States but report our results in U.S. dollars, we face exposure to adverse movements in currency exchange rates, which may cause our revenue and operating results to differ materially from expectations. In addition, fluctuation in our mix of U.S. and foreign currency denominated transactions may contribute to this effect as exchange rates vary. Moreover, as a result of these exchange rate fluctuations, revenue, cost of revenue, operating expenses and other operating results may differ materially from expectations when translated from the local currency into U.S. dollars upon consolidation. For example, if the U.S. dollar strengthens relative to foreign currencies our non-U.S. revenue would be adversely affected when translated into U.S. dollars. Conversely, a decline in the U.S. dollar relative to foreign currencies would increase our non-U.S. revenue when translated into U.S. dollars. Revenue in the three months ended March 31, 2015 was negatively impacted by foreign currency translation of approximately $8.5 million, while revenue in the three months ended March 31, 2014 was positively impacted by foreign currency translation of approximately $1.0 million. In addition, we maintain intercompany loans and payables which are subject to translation losses due to foreign exchange fluctuation. We may enter into hedging arrangements in order to manage foreign currency exposure but such activity may not completely eliminate fluctuations in our operating results.

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

As of March 31, 2015, we had 20 patent applications and no issued patents. Any future patents issued to us may be challenged, invalidated or circumvented, may not provide sufficiently broad protection or may not prove to be enforceable in actions against alleged infringers. Furthermore, effective patent, trademark, copyright and trade secret protection may not be available in every country in which our products are available over the Internet. In addition, the legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain and still evolving.

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

As of March 31, 2015, the aggregate face value of our outstanding convertible senior promissory notes was $402.5 million. Risks relating to our indebtedness include:

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

HOMEAWAY, INC.

Dated: April 30, 2015	By:	/s/ Lynn Atchison
Lynn Atchison
Chief Financial Officer and Secretary

EXHIBIT INDEX

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation, as currently in effect.	S-1	333-172783	3.2	March 11, 2011

3.2	Amended and Restated Bylaws, as currently in effect.	S-1	333-172783	3.4	March 11, 2011

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.