Form 10-Q
period 2015-06-30
HOMEAWAY INC
filed 2015-08-05
CIK 1366684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date.

Class	Outstanding at July 31, 2015
Common Stock, $0.0001 par value per share	95,953,321

HomeAway, Inc.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

HomeAway, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except for share and per share information)

(unaudited)

	June 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$399,792	$292,325
Short-term investments	504,896	520,844
Accounts receivable, net of allowance for doubtful accounts of $778 and $663 as of June 30, 2015 and December 31, 2014, respectively	30,344	23,189
Income tax receivable	2,417	1,900
Prepaid expenses and other current assets	14,315	17,913
Deferred tax assets	9,410	8,774

Total current assets	961,174	864,945
Property and equipment, net	60,034	56,173
Goodwill	476,473	493,671
Intangible assets, net	62,542	70,456
Non-marketable investments	39,543	35,285
Deferred tax assets	1,393	1,545
Other non-current assets	6,887	8,053

Total assets	$1,608,046	$1,530,128

Liabilities, redeemable noncontrolling interests and stockholders’ equity
Current liabilities:
Accounts payable	$9,093	$8,281
Income tax payable	1,062	1,344
Accrued expenses	57,554	50,255
Deferred revenue	207,051	170,522

Total current liabilities	274,760	230,402
Convertible senior notes, net	325,264	316,181
Deferred revenue, less current portion	2,997	3,179
Deferred tax liabilities	26,235	26,624
Other non-current liabilities	19,586	12,192

Total liabilities	648,842	588,578

Commitments and contingencies (see Note 6)
Redeemable noncontrolling interests (see Note 8)	9,597	9,742
Stockholders’ equity
Common stock: $0.0001 par value; 350,000,000 shares authorized; 95,625,877 and 94,515,344 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	10	9
Additional paid-in capital	1,057,073	1,022,586
Accumulated other comprehensive loss	(41,090)	(28,053)
Accumulated deficit	(66,386)	(62,734)

Total stockholders’ equity	949,607	931,808

Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$1,608,046	$1,530,128

The accompanying notes are an integral part of these financial statements.

HomeAway, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except for per share information)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue:
Listing	$99,826	$94,526	$194,797	$181,858
Other	26,017	19,730	50,074	38,080

Total revenue	125,843	114,256	244,871	219,938
Costs and expenses:
Cost of revenue (exclusive of amortization shown separately below)	20,513	17,428	39,111	33,365
Product development	22,624	18,427	43,177	36,740
Sales and marketing	53,205	39,400	100,887	75,017
General and administrative	24,986	22,846	48,241	46,472
Amortization expense	2,883	3,492	5,894	6,766

Total costs and expenses	124,211	101,593	237,310	198,360

Operating income	1,632	12,663	7,561	21,578
Other income (expense):
Interest expense	(4,673)	(4,469)	(9,253)	(4,469)
Interest income	762	401	1,499	565
Other income (expense), net	111	(2,483)	(295)	(5,018)

Total other income (expense)	(3,800)	(6,551)	(8,049)	(8,922)

Income (loss) before income taxes	(2,168)	6,112	(488)	12,656
Income tax expense	(552)	(2,676)	(4,132)	(5,064)

Net income (loss)	(2,720)	3,436	(4,620)	7,592
Less: Impact of noncontrolling interests, net of tax	(333)	(431)	(145)	(718)

Net income (loss) attributable to HomeAway, Inc.	$(2,387)	$3,867	$(4,475)	$8,310

Net income (loss) per share attributable to HomeAway, Inc:.
Basic and diluted	$(0.03)	$0.04	$(0.05)	$0.09

Weighted average number of shares outstanding:
Basic	95,148	93,671	94,879	93,188
Diluted	95,148	96,011	94,879	96,202

The accompanying notes are an integral part of these financial statements.

HomeAway, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income (loss)	$(2,720)	$3,436	$(4,620)	$7,592
Other comprehensive income (loss):
Foreign currency translation adjustments (net of tax)	2,243	3,295	(9,201)	8,330
Unrealized gain (loss) on short-term investments (net of tax)	(194)	(6)	409	(151)
Defined benefit pension plan adjustments	(190)	—	(4,245)	—

Total other comprehensive income (loss)	1,859	3,289	(13,037)	8,179
Less: Comprehensive loss attributable to noncontrolling interests	(550)	(431)	(968)	(718)

Comprehensive income (loss) attributable to HomeAway, Inc.	$(311)	$7,156	$(16,689)	$16,489

The accompanying notes are an integral part of these financial statements.

HomeAway, Inc.

Consolidated Statement of Changes in Stockholders’ Equity

(In thousands)

(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2014	94,515	$9	$1,022,586	$(28,053)	$(62,734)	$931,808
Issuance of stock under Company plans, net of shares withheld for taxes	1,111	1	8,147	—	—	8,148
Stock-based compensation	—	—	24,869	—	—	24,869
Excess tax benefits related to employee stock options	—	—	2,294	—	—	2,294
Other comprehensive loss	—	—	—	(13,037)	—	(13,037)
Net loss attributable to HomeAway, Inc.	—	—	(823)	—	(3,652)	(4,475)

Balance at June 30, 2015	95,626	$10	$1,057,073	$(41,090)	$(66,386)	$949,607

The accompanying notes are an integral part of these financial statements.

HomeAway, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities
Net income (loss)	$(4,620)	$7,592
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	11,026	7,893
Amortization of intangible assets	5,894	6,766
Amortization of debt discount and transaction costs	9,109	4,329
Amortization of premiums on securities and other	5,584	1,844
Stock-based compensation	24,869	22,911
Excess tax benefit from stock-based compensation	(2,431)	(1,221)
Deferred income taxes	(845)	539
Net unrealized foreign exchange loss (gain)	20,398	(3,366)
Realized loss (gain) on foreign currency forwards	(20,075)	7,949
Changes in operating assets and liabilities, net of assets and liabilities assumed in business combinations:
Accounts receivable	(7,788)	(3,532)
Income tax receivable	(1,128)	(1,298)
Prepaid expenses and other assets	(9)	(2,437)
Accounts payable	3,198	3,423
Accrued expenses	3,793	(3,555)
Income tax payable	2,035	1,265
Deferred revenue	42,275	35,445
Other non-current liabilities	3,169	1,341

Net cash provided by operating activities	94,454	85,888

Cash flows from investing activities
Acquisition of businesses, net of cash acquired	—	(17,847)
Change in restricted cash	142	590
Purchases of intangibles and other assets	(192)	(226)
Purchases and sales of non-marketable investments	(3,866)	(9,385)
Purchases of short-term investments	(180,029)	(243,570)
Proceeds from maturities and redemptions of marketable securities	188,947	4,717
Proceeds from sales of marketable securities	1,504	4,358
Net settlement of foreign currency forwards	20,075	(7,949)
Purchases of property and equipment	(18,117)	(13,349)

Net cash provided by (used in) investing activities	8,464	(282,661)

Cash flows from financing activities
Proceeds from borrowings on convertible senior notes, net	—	391,568
Proceeds from issuance of warrants	—	38,278
Purchase of convertible note hedge	—	(85,853)
Other financing activities	—	(919)
Proceeds from exercise of options to purchase common stock	8,148	19,156
Excess tax benefit from stock-based compensation	2,431	1,221

Net cash provided by financing activities	10,579	363,451

Effect of exchange rate changes on cash and cash equivalents	(6,030)	1,667

Net increase in cash and cash equivalents	107,467	168,345
Cash and cash equivalents at beginning of period	292,325	324,608

Cash and cash equivalents at end of period	$399,792	$492,953

Cash paid for interest	$252	$—
Cash paid for taxes, net of refunds	$1,699	$3,262
Supplemental disclosure of noncash activities
Changes to accrued capital expenditures	$3,016	$744
Changes to redemption value of noncontrolling interests	$823	$—

The accompanying notes are an integral part of these financial statements.

HomeAway, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

1. Description of Business

HomeAway, Inc. (the “Company”) operates an online vacation rental property marketplace that enables property owners and managers to market properties available for rental to vacation travelers who rely on the Company’s websites to search for and find available properties. Property owners and managers pay listing fees to provide detailed listings of their properties on the Company’s websites and reach a broad audience of travelers seeking vacation rentals. Listing fees are typically annual subscriptions or payments on a performance basis, based on bookings or inquiries made by travelers to property owners and managers. A listing includes published detailed property information, including photographs, descriptions, location, pricing, availability and contact information. The Company also sells, directly or through third parties, complementary products, including travel guarantees, insurance products and property management software and services. Travelers use the network of websites to search for vacation rentals meeting their desired criteria, including location, size and price. Travelers that find properties meeting their requirements through the Company’s marketplace are able to make reservations online or contact property owners and managers directly by phone or through form-based communication tools on the Company’s websites.

The Company is a Delaware corporation headquartered in Austin, Texas.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of HomeAway, Inc. and its wholly and majority owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, for interim financial reporting and applicable quarterly reporting regulations of the Securities and Exchange Commission, or the SEC. All significant intercompany transactions and balances have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying interim unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting of normal recurring adjustments and those items discussed in these Notes, necessary for a fair presentation of the Company’s financial position, as of June 30, 2015, results of operations for the three and six months ended June 30, 2015 and June 30, 2014, comprehensive income (loss) for the three and six months ended June 30, 2015 and June 30, 2014, cash flows for the six months ended June 30, 2015 and June 30, 2014, and changes in stockholders’ equity for the six months ended June 30, 2015. Certain information and disclosures normally included in the notes to the annual financial statements prepared in accordance with GAAP have been omitted from these interim condensed consolidated financial statements pursuant to the rules and regulations of the SEC. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Operating results for this interim period are not necessarily indicative of the results that may be expected for the year ending December 31, 2015, or for any other period.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements; and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. These differences could have a material effect on the Company’s future results of operations and financial position. Significant items subject to estimates and assumptions include certain revenues, traveler guarantees, the allowance for doubtful accounts, marketable and non-marketable investments, goodwill and other indefinite-lived intangible assets, depreciation and amortization, stock based compensation, deferred income taxes and noncontrolling interests.

Fair Value of Financial Instruments

Fair value is defined as the price received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To increase the comparability of fair value measures, the following hierarchy prioritizes the inputs to valuation methodologies used to measure fair value:

Level 1:	Valuations based on quoted prices for identical assets and liabilities in active markets.

Level 2:	Valuations based on observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

Level 3:	Valuations based on unobservable inputs reflecting the Company’s assumptions, consistent with reasonably available assumptions made by other market participants. These valuations require significant judgment.

The Company’s financial instruments classified as Level 1 are valued using quoted prices generated by market transactions involving identical assets. Instruments classified as Level 2 are valued using non-binding market consensus prices corroborated with observable market data; quoted market prices for similar instruments in active markets; or pricing models, such as a discounted cash flow model, with significant inputs derived from or corroborated with observable market data. The Company did not hold financial instruments categorized as Level 3 in any period presented.

Short-term investments are classified as available-for-sale and reported at fair value using the specific identification method. Unrealized gains and losses are excluded from earnings and reported as a component of other comprehensive income (loss), net of tax. Additionally, the Company periodically assesses whether an other than temporary impairment loss on investments has occurred due to declines in fair value or other market conditions. Declines in fair value considered other-than-temporary are recorded as an impairment in the consolidated statement of operations. The Company did not record impairments of its investments during any of the periods presented.

The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued liabilities and deferred revenue approximate fair value because of the relatively short maturity of these instruments.

The following table summarizes the basis used to measure certain financial assets at fair value on a recurring basis in the Company’s condensed consolidated balance sheets at June 30, 2015 (in thousands):

	Balance as of June 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents
Money market funds	$266,941	$266,941	$—	$—

Total cash equivalents	266,941	266,941	—	—
Restricted cash
Time deposits	2,019	—	2,019	—

Total restricted cash	2,019	—	2,019	—
Short-term investments
U.S. government agency bonds	4,997	—	4,997	—
Time deposits	26,759	—	26,759	—
Corporate bonds	303,427	—	303,427	—
International government bonds	2,705	—	2,705	—
Municipal bonds	167,008	—	167,008	—

Total short-term investments	504,896	—	504,896	—

Total financial assets	$773,856	$266,941	$506,915	$—

The following table summarizes the basis used to measure certain financial assets at fair value on a recurring basis in the Company’s condensed consolidated balance sheets at December 31, 2014 (in thousands):

	Balance as of December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents
Money market funds	$183,008	$183,008	$—	$—
Municipal bonds	1,001	—	1,001	—

Total cash equivalents	184,009	183,008	1,001	—
Restricted cash
Time deposits	2,058	—	2,058	—

Total restricted cash	2,058	—	2,058	—
Short-term investments
Time deposits	21,726	—	21,726	—
Corporate bonds	353,212	—	353,212	—
International government bonds	1,501	—	1,501	—
Municipal bonds	140,406	—	140,406	—
Commercial paper	3,999	—	3,999	—

Total short-term investments	520,844	—	520,844	—

Total financial assets	$706,911	$183,008	$523,903	$—

Cash and Cash Equivalents

Cash and cash equivalents include investments in demand deposits, money market funds, and municipal bonds readily convertible into cash. Cash and cash equivalents are stated at cost, which approximates fair value. The Company considers all highly liquid investments purchased with an original maturity date of three months or less to be cash equivalents. Cash and cash equivalents consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Demand deposit accounts	$132,851	$108,316
Money market funds	266,941	183,008
Municipal bonds	—	1,001

Total	$399,792	$292,325

Restricted Cash

Restricted cash of $2,246,000 and $2,492,000 at June 30, 2015 and December 31, 2014, respectively, was held in accounts owned by the Company to secure property licenses, leased office space, credit card availability and reimbursable direct debits due from the Company.

Short-term Investments

Short-term investments generally consist of marketable securities with original maturities greater than ninety days as of the date of purchase. Investments in which the Company has the ability and intent, if necessary, to liquidate in order to support its current operations, including those with contractual maturities greater than one year from the date of purchase, are classified as short-term. The Company’s investment securities are classified as available-for-sale and presented at estimated fair value with any unrealized gains and losses included in other comprehensive income (loss).

Cash flows from purchases, sales and maturities of available-for-sale securities are classified as investing activities and reported gross, including any related premiums or discounts. Premiums related to purchases of available-for-sale securities were $4,480,000 and $3,168,000 during the six months ended June 30, 2015 and 2014, respectively. Short-term investments consisted of the following (in thousands):

	June 30, 2015
	Gross Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government agency bonds	$5,000	$—	$(3)	$4,997
Time deposits	26,759	—	—	26,759
Corporate bonds	303,749	30	(352)	303,427
International government bonds	2,706	—	(1)	2,705
Municipal bonds	167,071	34	(97)	167,008

Total short-term investments	$505,285	$64	$(453)	$504,896

	December 31, 2014
	Gross Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Time deposits	$21,726	$—	$—	$21,726
Corporate bonds	353,957	7	(752)	353,212
International government bonds	1,504	—	(3)	1,501
Municipal bonds	140,455	45	(94)	140,406
Commercial paper	3,999	—	—	3,999

Total short-term investments	$521,641	$52	$(849)	$520,844

For fixed income securities with unrealized losses as of June 30, 2015, the Company does not intend to sell any of these investments; and we expect will not be required to sell any of these investments before recovery of the entire amortized cost basis. The Company has evaluated these fixed income securities and determined that no credit losses exist. Accordingly, the Company has determined that the unrealized losses on fixed income securities as of June 30, 2015 were temporary in nature.

The following table summarizes the contractual underlying maturities of the Company’s short-term investments (in thousands):

	June 30, 2015
	Less than 1 Year	1 to 3 Years	Total
U.S. government agency bonds	$—	$4,997	$4,997
Time deposits	22,980	3,779	26,759
Corporate bonds	185,618	117,809	303,427
International government bonds	2,705	—	2,705
Municipal bonds	124,882	42,126	167,008

Total short-term investments	$336,185	$168,711	$504,896

	December 31, 2014
	Less than 1 Year	1 to 3 Years	Total
Time deposits	$21,479	$247	$21,726
Corporate bonds	240,570	112,642	353,212
International government bonds	1,501	—	1,501
Municipal bonds	87,615	52,791	140,406
Commercial paper	3,999	—	3,999

Total short-term investments	$355,164	$165,680	$520,844

Non-marketable Cost Investments

During the six months ended June 30, 2015, the Company invested $2,799,000 for a non-controlling equity interest in a privately-held vacation rental website company in Canada and $2,000,000 for a non-controlling equity interest in a privately-held vacation rental website company in Turkey. The Company also has a non-controlling equity interest in a privately-held company in China with a carrying value of $19,498,000 and a non-controlling equity investment with a carrying value of $15,000,000 in a privately-held company in the United States that operates a travel research application and website.

The Company’s investment in these privately-held companies is reported using the cost method of accounting and adjusted to fair value when an event or circumstance indicates an other-than-temporary decline in value has occurred. No event or circumstance indicating an other-than-temporary decline in value of the Company’s interest in the non-marketable cost investments has been identified during any of the periods presented.

Accounts Receivable

Accounts receivable are generated from credit card merchants who process the Company’s property listing sales, property listings sold on installments to our customers, partners who advertise the Company’s inventory on their websites and/or sell ancillary products to our customers and Internet display advertising. Accounts receivable outstanding beyond the contractual payment terms are considered past due. The Company determines its allowance for doubtful accounts by estimating losses on receivables based on known troubled accounts and historical experiences of losses incurred.

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Computer equipment and purchased software are generally depreciated over three years. Furniture and fixtures are generally depreciated over five to ten years. Leasehold improvements are depreciated over the shorter of the contractual lease period or estimated useful life. Upon disposal, property and equipment and the related accumulated depreciation are removed and the resulting gain or loss is reflected in the statements of operations. Ordinary maintenance and repairs are charged to expense, while expenditures that extend the physical or economic life of the assets are capitalized.

The Company capitalizes certain internally developed software and website development costs. These capitalized costs were approximately $36,594,000 and $36,038,000 at June 30, 2015 and December 31, 2014, respectively, and are included in property and equipment, net, in the consolidated balance sheets. Internally developed software costs are generally depreciated over five years.

The Company recorded depreciation expense on internally developed software and website development costs as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Depreciation expense on internally developed software and website development costs	$1,613	$1,323	$3,190	$2,617

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

Circumstances that could trigger an impairment test outside of the annual test include but are not limited to: a significant adverse change in the business climate or legal factors, adverse cash flow trends, an adverse action or assessment by a regulator, unanticipated competition, loss of key personnel, decline in stock price and the results of tests for recoverability of a significant asset group. The Company has determined that no triggering event occurred during any of the periods presented.

For goodwill and indefinite lived intangible assets, the Company completes a “Step 0” analysis, which involves evaluating qualitative factors, including macroeconomic conditions, industry and market considerations, cost factors, and overall financial performance related to its goodwill and its indefinite lived intangible assets. If the Company’s “Step 0” analysis indicates that it is more likely than not that the fair value of a reporting unit or of an indefinite lived intangible asset is less than its carrying amount, then the Company would perform a quantitative two-step impairment test. The quantitative analysis compares the fair value of the Company’s reporting unit or indefinite-lived intangible assets to its carrying amount, and an impairment loss is recognized equivalent to the excess of the carrying amount over fair value. If, after assessing the totality of events or circumstances, the Company determines that it is more likely than not that the fair value of a reporting unit or indefinite lived intangible asset exceeds its carrying amount, then the quantitative impairment tests are unnecessary.

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

Impairment of Long-lived Assets

The Company evaluates long-lived assets held for use, such as property and equipment, for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. An impairment loss is recognized when estimated future undiscounted cash flows expected from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When an impairment loss is recognized, the carrying amount of the asset is reduced to its estimated fair value in the period in which the determination is made. No material impairments of long-lived assets have been recorded during any of the periods presented.

Leases

The Company leases facilities in several countries around the world and certain equipment under non-cancelable lease agreements. The terms of certain lease agreements provide for rental payments on a graduated basis. Rent expense is recognized on a straight-line basis over the lease period and accrued as rent expense incurred but not paid.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an agreement exists, delivery has occurred, the sales price is fixed or determinable and collectability is reasonably assured. The Company accounts for sales incentives to customers as a reduction of revenue at the time revenue is recognized from the related product sale. The Company also reports revenue net of any sales taxes collected.

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

Payments for term-based subscriptions received in advance of services rendered are recorded as deferred revenue and recognized on a straight-line basis over the listing period.

Revenue for inquiry-based contracts are determined on a fixed fee-per-inquiry basis as stated in the arrangement and recognized when the service has been performed.

The Company earns commission revenue for reservations made online through its websites, which is calculated as a percentage of the value of the reservation. This revenue is earned as the services are performed or as the customers’ refund privileges lapse and is included in listing revenue in the condensed consolidated statements of operations.

Internet display advertising revenue is generated primarily from advertisements appearing on the Company’s websites. Depending upon the terms, revenue is earned each time an impression is delivered, a user clicks on an ad, a graphic ad is displayed, or a user clicks-through the ad and takes a specified action on the destination site.

The Company sells gift cards with no expiration date to travelers and does not charge administrative fees on unused cards. There is a portion of the gift card obligation that, based on historical redemption patterns, will not be used by the Company’s customers and is not required to be remitted to relevant jurisdictions (“breakage”). At the point of sale, the Company recognizes estimated breakage as deferred revenue and amortizes it over 48 months based on historical redemption patterns. The Company also records commission revenue for each gift card sale over the same 48-month redemption period.

Through its professional software for bed and breakfasts and professional property managers, the Company also makes selected, online bookable properties available to online travel agencies and channel partners. The Company receives a percentage of the transaction value or a fee from the property manager for making this inventory available, which is recognized when earned. This revenue is included in other revenue in the condensed consolidated statements of operations.

The Company generates revenue from the sale of hosted software solutions where revenue is recognized on a straight-line basis over the contract term, generally one year. Certain implementation services related to the software services are essential to the customer’s use of the Company’s services. Accordingly, the Company recognizes implementation revenue ratably over the estimated period of the hosting relationship, which is three years. Recognition starts once the product has been made available to the customer.

Training and consulting revenue is recognized upon delivery of the training or consulting services to the end customer.

Stock-Based Compensation

Stock-based compensation for option awards is recognized based upon the estimated grant date fair value of the awards measured using the Black–Scholes valuation model. The fair value of restricted stock awards is determined based on the number of shares granted and the fair value of the Company’s common stock on the grant date. Fair value is generally recognized as an expense on a straight-line basis, net of estimated forfeitures, over the requisite service period. When estimating forfeitures, the Company considers voluntary termination behaviors as well as trends of actual option forfeitures.

The Company uses the “with and without” approach in determining the order in which tax attributes are utilized. As a result, the Company only recognizes a tax benefit from stock-based awards in additional paid-in capital if an incremental tax benefit is realized after all other tax attributes currently available to the Company have been utilized. When tax deductions from stock-based awards are less than the cumulative book compensation expense, the tax effect of the resulting difference is charged first to additional paid-in capital to the extent of the Company’s pool of windfall tax benefits with any remainder recognized in income tax expense. The Company has determined that it has a sufficient windfall pool available and therefore no amounts have been recognized as income tax expense. In addition, the Company accounts for the indirect effects of stock-based awards on other tax attributes through the consolidated statements of operations.

The gross benefits of tax deductions in excess of recognized compensation costs are reported as financing cash inflows, but only when such excess tax benefits are realized by a reduction to current taxes payable.

The following table summarizes the excess tax benefit (shortfall) that the Company recorded (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Excess tax benefit (shortfall) from stock-based compensation, net	$(753)	$(2,358)	$2,294	$1,221

This tax benefit (shortfall) has been recorded as additional paid-in capital on the Company’s consolidated balance sheets.

Defined Benefit Pension Plan

During the six months ended June 30, 2015, the Company recorded an adjustment to correct prior period accounting errors related to the Company’s defined benefit pension plan for one of its foreign subsidiaries. The adjustment increased the Company’s liabilities by approximately $4,200,000 and decreased other comprehensive income by approximately $4,000,000 and profit before tax by approximately $200,000 as of and during the six months ended June 30, 2015. The Company does not believe these adjustments are material to the consolidated financial statements for the three and six months ended June 30, 2015, the expected annual results for 2015 or to the consolidated financial statements of any prior period.

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

Foreign Currency

The functional currency of the Company’s foreign subsidiaries is generally their respective local currency. The financial statements of the Company’s international operations are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities, the historical exchange rate for stockholders’ equity, and a weighted average exchange rate for each period for revenue, expenses, gains and losses. Foreign currency translation adjustments are recorded as a separate component of stockholders’ equity. Gains and losses from non-functional currency denominated transactions are recorded in other income (expense) in the Company’s condensed consolidated statements of operations.

The following table summarizes the foreign exchange loss (gain) that the Company recorded (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Foreign exchange loss (gain)	$(111)	$2,464	$651	$4,990

Derivative Financial Instruments

As a result of the Company’s international operations, it is exposed to various market risks that may affect its consolidated results of operations, cash flows and financial position. These market risks include, but are not limited to, fluctuations in currency exchange rates. The Company’s primary foreign currency exposures are in Euros, British Pounds, Brazilian Real, Australian Dollars and Singapore Dollars. As a result, the Company faces exposure to adverse movements in currency exchange rates as the financial results of its operations are translated from local currency into U.S. dollars. Additionally, foreign exchange rate fluctuations on transactions denominated in currencies other than the functional currency result in gains and losses that are reflected in other income (expense) in the Company’s consolidated statements of operations.

The Company may enter into derivative instruments to hedge certain net exposures of nonfunctional currency denominated assets and liabilities, primarily related to intercompany loans, even though it does not elect to apply hedge accounting or hedge accounting does not apply. Gains and losses resulting from a change in fair value for these derivatives are reflected in the period in which the change occurs and are recognized on the condensed consolidated statement of operations in other income (expense). Cash flows from these contracts are classified within cash flows from investing activities on the consolidated statements of cash flows.

The Company does not use financial instruments for trading or speculative purposes. The Company recognizes all derivative instruments on the balance sheet at fair value and its derivative instruments are generally short-term in duration. The Company is exposed to the risk that counterparties to derivative contracts may fail to meet their contractual obligations.

The following table shows the fair value and notional amounts of the Company’s outstanding or unsettled derivative instruments that are not designated as hedging instruments covering foreign currency exposures as of June 30, 2015 which settled July 2, 2015 (in thousands):

Balance Sheet Caption	June 30, 2015
	Significant Other Observable Inputs (Level 2)			U.S. Dollar Notional
	Gross Amount of Recognized Assets/(Liabilities)	Gross Amounts Offset in the Balance Sheet	Net Amount Presented in the Balance Sheet
Prepaid expenses and other current assets	$364	$—	$364	$17,556
Accrued expenses	(5,358)	—	(5,358)	170,363

Total	$(4,994)	$—	$(4,994)	$187,919

In addition to the notional amounts listed above, the Company entered into new derivative contracts with notional amounts of $161,709,000 on June 30, 2015 with a closing date of October 2, 2015.

The following table shows the fair value and notional amounts of the Company’s outstanding or unsettled derivative instruments that are not designated as hedging instruments covering foreign currency exposures as of December 31, 2014 which settled January 2, 2015 (in thousands):

Balance Sheet Caption	December 31, 2014
	Significant Other Observable Inputs (Level 2)			U.S. Dollar Notional
	Gross Amount of Recognized Assets/(Liabilities)	Gross Amounts Offset in the Balance Sheet	Net Amount Presented in the Balance Sheet
Prepaid expenses and other current assets	$4,506	$—	$4,506	$157,164
Accrued expenses	(67)	—	(67)	11,562

Total	$4,439	$—	$4,439	$168,726

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

Comprehensive Income (Loss) Attributable to HomeAway, Inc.

Comprehensive income (loss) attributable to HomeAway, Inc. consists of net income (loss), foreign currency translation adjustments, unrealized gain (loss) on available-for-sale securities, defined benefit pension plan adjustments and comprehensive loss attributable to noncontrolling interests.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers, requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. In July 2015, the FASB voted to defer the effective date to fiscal years, and interim reporting periods within those years, beginning after December 15, 2017. Early adoption is permitted. The Company has not yet selected a transition method and is currently evaluating the effect the updated standard will have on its consolidated financial statements and related disclosures.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which changes the presentation of debt issuance costs in financial statements. The updated standard requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Company is currently evaluating the effect the updated standard will have on its consolidated balance sheets.

In April 2015, the FASB issued ASU No. 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. This standard clarifies whether a customer should account for a cloud computing arrangement as an acquisition of a software license or as a service arrangement by providing characteristics that a cloud computing arrangement must have in order to be accounted for as a software license acquisition. This guidance is effective for annual periods beginning after December 15, 2015. Early adoption is permitted. Upon adoption, an entity may apply the new guidance prospectively or retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

3. Goodwill and Other Intangible Assets

Goodwill

Changes in the Company’s goodwill balance are summarized in the table below (in thousands):

Balance at December 31, 2013	$507,611
Acquired in business combinations	11,647
Foreign currency translation adjustment	(26,098)
Post-acquisition goodwill adjustment for Stayz	511

Balance at December 31, 2014	493,671
Foreign currency translation adjustment	(17,198)

Balance at June 30, 2015	$476,473

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

Intangible Assets

The Company’s intangible assets, excluding goodwill, primarily consist of assets acquired in business combinations and recorded at estimated fair value on the date of acquisition. The Company’s finite-lived intangible assets are summarized in the table below (in thousands):

		June 30, 2015			December 31, 2014
	Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade names and trademarks	10	$29,032	$(9,048)	$19,984	$30,316	$(8,396)	$21,920
Developed technology	2-8	20,638	(14,228)	6,410	21,293	(13,231)	8,062
Customer relationships	6-14	55,230	(27,013)	28,217	57,656	(25,512)	32,144
Noncompete agreements and domain names	2-5	2,080	(1,178)	902	2,224	(923)	1,301

Total		$106,980	$(51,467)	$55,513	$111,489	$(48,062)	$63,427

Amortization of noncompete agreements is recorded over the term of the agreements.

The following table summarizes amortization expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Amortization expense	$2,883	$3,492	$5,894	$6,766

The Company has the following indefinite-lived intangible assets recorded in its consolidated balance sheet (in thousands):

	June 30, 2015	December 31, 2014
Trade names	$7,029	$7,029

4. Accrued Expenses

The Company’s accrued expenses are comprised of the following (in thousands):

	June 30, 2015	December 31, 2014
Compensation and related benefits	$18,223	$21,413
Marketing	8,127	4,115
Taxes	6,850	4,954
Foreign exchange-forward contracts	5,374	99
Gift cards	4,830	5,654
Contracting, consulting and professional fees	3,223	3,254
Traveler guarantee liability	2,017	1,790
Other	8,910	8,976

Total	$57,554	$50,255

5. Convertible Senior Notes

Convertible Senior Notes

(In thousands)	Par Value	Equity Component Recorded at Issuance		Carrying Value of Convertible Senior Notes as of
				June 30, 2015	December 31, 2014
0.125% Convertible Senior Notes due April 1, 2019	$402,500	$90,887	(1)	$325,264	$316,181

(1)	This amount represents the equity component recorded at the initial issuance of the 0.125% convertible senior notes.

In March 2014, the Company issued at par value $402.5 million of 0.125% convertible senior notes (the “Notes”) due April 1, 2019, unless earlier purchased by the Company or converted. Interest is payable semi-annually, in arrears on April 1 and October 1 of each year, commencing October 1, 2014.

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

As of June 30, 2015, the Notes are not convertible.

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

In accounting for the issuance of the Notes, the Company separated the Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated conversion feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the Notes as a whole. The excess of the principal amount of the liability component over its carrying amount (“debt discount”) is amortized to interest expense over the term of the Notes. The equity component is not remeasured as long as it continues to meet the conditions for equity classification.

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

The Notes consist of the following (in thousands):

	June 30, 2015	December 31, 2014
Liability component:
Principal:
0.125% Senior Notes	$402,500	$402,500
Less: debt discount, net
0.125% Senior Notes	(77,236)	(86,319)

Net carrying amount	$325,264	$316,181

The Notes are included in the consolidated balance sheets within convertible senior notes, net, which are classified as a non-current liability. The debt discount is amortized over the life of the Notes using the effective interest rate method.

The total estimated fair value of the Company’s Notes at June 30, 2015 was $311.1 million. The fair value of the Notes was determined based on inputs that are observable in the market (Level 2).

Based on the closing price of the Company’s common stock of $31.12 on June 30, 2015, the if-converted value of the Notes was less than their principal amount.

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

Separately, in March 2014, the Company also entered into warrant transactions (the “Warrants”), whereby the Company sold warrants to acquire, subject to anti-dilution adjustments, shares of the Company’s common stock at $81.14 per share. The Warrants have a term of five years from the date of issuance. If the average market value per share of the Company’s common stock for the reporting period, as measured under the Warrants, exceeds the strike price of the Warrants, the Warrants would have a dilutive effect on the Company’s earnings per share if the Company reports net income for the reporting period. The Warrants were anti-dilutive for the period ended June 30, 2015. The Warrants are separate transactions, entered into by the Company and are not part of the terms of the Notes or Note Hedges. Holders of the Notes will not have any rights with respect to the Warrants.

Interest Expense

The following table sets forth total interest expense recognized related to the Notes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
0.125% coupon	$126	$126	$252	$126
Amortization of debt issuance costs	13	13	26	13
Amortization of debt discount	4,575	4,316	9,083	4,316

Total	$4,714	$4,455	$9,361	$4,455

6. Commitments and Contingencies

Leases

The Company leases its facilities and certain office equipment under noncancellable operating leases.

The following table summarizes total rental expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Rental expense	$2,093	$1,783	$4,021	$3,223

Guarantees

The Company offers two guarantee products to travelers: Basic Rental Guarantee and Carefree Rental Guarantee. The Basic Rental Guarantee is offered to travelers that book a vacation rental property listed on any one of the Company’s websites to protect their vacation rental payments up to $1,000 against Internet fraud. Travelers can also purchase additional protection to cover their vacation rental payments up to $10,000 against Internet fraud, misrepresentation, wrongful denial of entry, wrongful deposit loss or losses from phishing claims by the purchase of the Carefree Rental Guarantee. The Company does not maintain insurance from any third party for claims under these guarantees, and any amounts payable for claims made under these guarantees are payable by the Company. Amounts recorded for estimated future claims under the guarantees are based on historical experience and expectations for future claims. Claim costs related to the Basic Rental Guarantee are recognized in general and administrative expenses in the consolidated statements of operations while claim costs related to the Carefree Rental Guarantee are recognized in cost of revenue.

Expected future claims for traveler guarantees, which are presented as a current liability in the Company’s condensed consolidated balance sheets, and changes for the guarantees, are as follows (in thousands):

Traveler guarantee liability at December 31, 2013	$956
Costs accrued for new and expected future claims	3,576
Guarantee obligations honored	(2,742)

Traveler guarantee liability at December 31, 2014	$1,790
Costs accrued for new and expected future claims	1,311
Guarantee obligations honored	(1,084)

Traveler guarantee liability at June 30, 2015	$2,017

The Company maintains a guarantee of £5,000,000 (approximately $7,859,000 as of June 30, 2015) to a bank in the United Kingdom for extending credit to the Company in connection with the wholly owned United Kingdom subsidiary’s business of collecting its subscription revenue in advance via credit card payments.

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

7. Stock-Based Compensation

During the three and six months ended June 30, 2015, the Company issued an aggregate of 1,047,229 and 1,184,384 restricted stock units, respectively, under its 2011 Equity Incentive Plan (the “2011 Plan”), for an aggregate fair value of $31,166,000 and $35,000,000, respectively. Additionally, during the three and six months ended June 30, 2015, the Company issued an aggregate of 808,479 and 864,342 options, respectively, to purchase common stock under the 2011 Plan for an aggregate fair value of $8,452,000 and $9,037,000, respectively.

The following table summarizes the total stock-based compensation expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Cost of revenue	$914	$867	$1,734	$1,568
Product development	3,828	3,390	6,838	6,104
Sales and marketing	3,211	2,933	5,851	5,105
General and administrative	5,720	5,500	10,446	10,134

Total	$13,673	$12,690	$24,869	$22,911

8. Redeemable Noncontrolling Interests

During the year ended December 31, 2013, the Company acquired 68.5% of the outstanding stock of travelmob Pte. Ltd. and 55% of the outstanding stock of Bookabach Limited. During the year ended December 31, 2014, the Company acquired an additional 20% of the outstanding equity of Bookabach Limited, increasing its ownership to 75%. The redeemable noncontrolling interests are reported on the Condensed Consolidated Balance Sheets as “Redeemable noncontrolling interests.”

The Company recognizes changes to the redemption value of noncontrolling interests as they occur by adjusting the carrying value to estimated redemption value at the end of each reporting period.

Changes in the Company’s redeemable noncontrolling interests are summarized in the table below (in thousands):

Balance at December 31, 2013	$10,584
Net loss attributable to noncontrolling interests	(1,839)
Changes to redemption value of noncontrolling interests	2,421
Repurchase of redeemable noncontrolling interests	(1,461)
Currency translation adjustments	37

Balance at December 31, 2014	$9,742
Net loss attributable to noncontrolling interests	(968)
Changes to redemption value of noncontrolling interests	823

Balance at June 30, 2015	$9,597

9. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of the following (in thousands):

	June 30, 2015	December 31, 2014
Foreign currency translation adjustments	$(36,453)	$(27,252)
Unrealized losses on short-term investments	(392)	(801)
Defined benefit pension plan adjustments	(4,245)	—

Total	$(41,090)	$(28,053)

10. Income Taxes

The following table summarizes the total income tax expense that the Company recorded, and the related effective tax rate, for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Income tax expense	$552	$2,676	$4,132	$5,064
Effective tax rate	(25.5)%	43.8%	(846.7)%	40.0%

At June 30, 2015, the Company’s effective tax rate estimate for the year ending December 31, 2015 differed from the statutory rate primarily due to losses in certain foreign jurisdictions for which a benefit cannot be recorded at this time, non-deductible stock compensation charges, and state taxes, which is offset by the effect of different statutory tax rates in foreign jurisdictions and certain items recorded discretely in the six months ended June 30, 2015. Those discrete items include a tax benefit due to disqualifying dispositions of incentive stock options, a tax benefit due to an income tax reserve release, a tax benefit for adjustments to the recognized value of our federal and Texas research and experimentation tax credit carryforwards, and a tax benefit of $0.4 million related to a correction of an immaterial prior period transfer pricing error, offset by tax expense related to the amortization of tax charges on the intercompany sale of assets that were deferred in prior periods. The effective tax rate for the six months ended June 30, 2015 is lower than the effective tax rate estimated for the full year ending December 31, 2015 due to a loss before income taxes in this six months as well as the mix of earnings between income and loss jurisdictions. At June 30, 2014, the Company’s effective tax rate estimate for the year ended December 31, 2014 differed from the statutory rate primarily due to non-deductible stock compensation charges and state taxes, which was partially offset by the benefit of disqualifying dispositions of incentive stock options, adjustments to the recognized value of federal and Texas research and experimentation tax credit carryforwards and the effect of different statutory tax rates in foreign jurisdictions.

11. Net Income (Loss) Per Share Attributable to HomeAway, Inc.

The following table sets forth the computation of basic and diluted net income (loss) per share of common stock (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator
Net income (loss) attributable to HomeAway, Inc.	$(2,387)	$3,867	$(4,475)	$8,310

Denominator
Weighted average common shares outstanding-basic	95,148	93,671	94,879	93,188
Dilutive effect of stock options, warrants and restricted stock units	—	2,340	—	3,014

Weighted average common shares outstanding-diluted	95,148	96,011	94,879	96,202

Net income (loss) per share attributable to HomeAway, Inc.:
Basic and diluted	$(0.03)	$0.04	$(0.05)	$0.09

The following common equivalent shares were excluded from the calculation of diluted net loss per share attributable to HomeAway, Inc. as their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Stock options	3,226	2,565	3,003	1,864
Restricted stock units	116	841	73	37
Warrants	7,716	7,716	7,716	7,716

Total common equivalent shares excluded	11,058	11,122	10,792	9,617

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

Overview

HomeAway, Inc. and its wholly and majority-owned subsidiaries (“HomeAway”, the “Company”, “we”, “us” and “our”) operate the world’s largest online marketplace for the vacation rental industry, bringing together millions of travelers seeking vacation rentals online with the property owners and managers of over one million vacation rental properties located in over 190 countries around the world. Our portfolio includes leading global vacation rental websites. During the three and six months ended June 30, 2015, our websites attracted approximately 274 million and 561 million website visits, respectively, and as of June 30, 2015, our global marketplace included approximately 1.2 million paid listings. We continue to focus on providing the largest selection of properties to travelers and the most qualified inquiries and bookings to property owners and managers.

The majority of our revenue is generated from our paid listing business. Our subscription listings generate the majority of our paid listing revenues and generally have annual terms. We continued to improve monetization of our subscription listing base in the three and six months ended June 30, 2015 through pricing and product changes including continued adoption of our tiered pricing structure and sales of bundled listings. This improved monetization can be seen in the increase in our average revenue per subscription listing measured on a constant currency basis for the three and six months ended June 30, 2015. Tiered pricing allows property owners and managers with paid subscriptions to improve their position in search results by purchasing a higher subscription level, or tier. Bundled listings provide subscribers the opportunity to purchase additional distribution on multiple HomeAway websites. We also offer performance-based pricing on most websites, which allows property owners and managers to list their properties for free and pay a commission for bookings. In order to grow our revenue from performance-based listings, we will continue to focus on increasing the number of bookings for these customers. Additionally, we believe that we can grow the number of paid listings and generate additional revenue.

We believe a large selection of qualified properties is necessary to attract and retain travelers. Our total paid listings grew from June 30, 2014 to June 30, 2015 by 13.9% as we added more than 144,000 new paid listings, net of non-renewals. Subscription listings declined slightly compared to last year as new subscriptions were offset with non-renewals. However performance-based listings grew by 52.9% as property owners and managers continued to adopt the new performance-based model. We expect performance-based listings will continue to grow at a faster rate than subscriptions. Additionally, we are continually investing in product enhancements and property owner and manager communications to encourage high quality listings on our websites to ensure a positive experience for travelers.

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

We consider a listing to be online bookable when it has a fully updated calendar and rates, which allows the traveler to accurately estimate the cost of the stay. In some cases the booking will take place immediately and in other cases our property owners and managers will require additional information before accepting or rejecting the booking request. As to payment processing, property owners and managers are encouraged but not required to use our payments platform which is continuously being improved to support multiple payment methods. This is important for our global marketplace. We also allow payments to be processed offline or through integrated platforms. Property owners and managers, in some countries, can make value-added products available for purchase through our payments platform. We believe adoption and increased use of our platform over time will allow us to earn more revenue from ancillary products while providing a more secure and efficient payment mechanism for travelers. We plan to introduce new products and services for travelers, property owners and managers which we believe will provide further opportunities to generate revenue through our marketplace.

We believe bringing travelers to our online marketplace is necessary to attract and retain vacation rental owners and managers as well as increase revenue from commissions and value-added-services. It is also critical for us to increase the rate at which travelers book vacation rentals with our property owners and managers. To meet these challenges, which are even more important with the increase in performance-based listings, we are focused on a combination of marketing strategies including pay-per-click advertising, search engine optimization, and brand and display advertising, with a goal of driving more travelers and bookings to our websites as well as increasing the exposure of the vacation rental category. We expect spending in sales and marketing to increase over time as we add online and offline marketing campaigns to increase our brand awareness to travelers and property owners and managers, and as we increase our marketing support for our growing performance-based listing base. During the six months ended June 30, 2015, we increased our sales and marketing expenses by $25.9 million compared to the six months ended June 30, 2014. We are continuously investing in product enhancements to make it easier for travelers visiting our websites to search and find the right property, to inquire and to book their stay.

We believe conversion of traveler visits to bookings is necessary for long term growth of our business. The combination of increasing visits to our websites and conversion of those visits to bookings allows us to deliver value to property owners and managers which supports renewal of listings, increases our opportunity for revenue on transactions booked through our platform, and increases the commission revenue we earn from performance based listings.

Our financial reporting currency is the U.S. dollar and changes in foreign exchange rates significantly affect our reported results and consolidated trends. For example, if the U.S. dollar strengthens year-over-year relative to currencies in our international locations, our consolidated revenues and operating expenses will be lower than if currencies had remained constant. Likewise, if the U.S. dollar weakens year-over-year relative to currencies in our international locations, our consolidated revenues and operating expenses will be higher than if currencies had remained constant. We believe our diversification beyond the U.S. economy through our international businesses benefits our stockholders over the long term. We also believe it is useful to evaluate key operating results and growth rates before and after the effect of currency changes. Additionally, the re-measurement of our intercompany balances can result in significant gains and charges associated with the effect of movements in foreign currency exchange rates. Currency volatilities may continue, which could significantly impact (either positively or negatively) our reported results and consolidated trends and comparisons.

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

Key Financial Highlights

Since our commercial launch in 2005, our revenue growth has been attributable to our acquisitions of other online listings businesses, organic growth in the number of listings purchased by property owners and managers, increases in the average revenue per listing due to additional features and price increases, and the introduction of additional products and services related to our marketplace. We view our market opportunity as global and have historically generated strong cash flows. Additionally, we have experienced predictable financial results because of our advance payment, subscription-based model and our high annual listing renewal rates. However, our revenue predictability may be affected as we develop new and alternative sources of revenue.

Key financial highlights for the three months ended June 30, 2015 include the following:

•	Total revenue was $125.8 million compared to $114.3 million in the second quarter of 2014, or an increase of 10.1%; measured on a constant currency basis, total revenue increased by 19.2%;

•	Percentage of total revenue from outside the United States was 34.6% in the second quarter, compared to 42.7% in the second quarter of 2014; total revenue from outside the United States in the second quarter of 2015 included 28.7% from Europe and 5.9% from South America and the Asia Pacific region;

•	Listing revenue was $99.8 million compared to $94.5 million in the second quarter of 2014 and contributed 79.3% of total revenue compared to 82.7% in the second quarter of 2014;

•	Net loss attributable to HomeAway, Inc. was $2.4 million, or $0.03 net loss per share, compared to net income of $3.9 million, or $0.04 net income per share, in the second quarter of 2014, and is reflective of higher marketing expenses;

•	Cash from operating activities was $43.8 million compared to $45.9 million in the second quarter of 2014, or a decrease of 4.6%;

•	Adjusted EBITDA was $24.1 million compared to $33.0 million in the second quarter of 2014, or a decrease of 27.0%; Adjusted EBITDA as a percentage of revenue was 19.1%, a decrease from 28.9% in the second quarter of 2014 and reflective of incremental marketing spend in the second quarter of 2015;

•	Free cash flow was $33.8 million compared to $35.0 million in the second quarter of 2014, or an decrease of 3.6%; on a trailing twelve month basis, free cash flow increased 7.1% to $122.3 million from $114.2 million in the comparable trailing twelve month period for the prior year;

•	Non-GAAP net income was $11.5 million, or $0.12 per diluted share, compared to non-GAAP net income of $14.3 million, or $0.15 per diluted share, in the second quarter of 2014; and

•	Cash, cash equivalents and short-term investments as of June 30, 2015 were $904.7 million.

For further discussion regarding Adjusted EBITDA, free cash flow and non-GAAP net income, along with reconciliations of such numbers to the most directly comparable financial measures calculated and presented in accordance with GAAP, please see the information under the caption “Discussion of Non-GAAP Financial Measures” in Item 2 of this Quarterly Report on Form 10-Q.

Key Business Metrics

In addition to traditional financial and operational metrics, we use the following business metrics to monitor and evaluate results:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Paid listings (in thousands):
Subscription listings, end of period	733	745	733	745
Performance listings, end of period	452	296	452	296

Total paid listings, end of period	1,185	1,041	1,185	1,041
Paid listings, growth year-over-year	13.9%	34.2%	13.9%	34.2%
Average revenue per subscription listing	$496	$473	$485	$459
Average revenue per subscription listing, growth year-over-year	4.9%	13.7%	5.7%	12.8%
Subscription renewal rate, end of period	71.3%	72.8%	71.3%	72.8%
Visits to websites (in millions)	274	230	561	475
Visits to websites, growth year-over-year	19.6%	14.2%	18.3%	16.2%

Paid Listings. The majority of our revenue is derived from paid listings which we regularly track as a key revenue growth indicator and to identify trends in our business and industry. The growth in paid listings is due to our marketing and selling new and additional listings to property owners and managers, the introduction of performance-based listings, organic growth from property owners and managers who become aware of our websites and choose to market their properties, and new listings added through new affiliates or acquisitions. For the period, we added a significant number of performance-based listings.

When we migrate one of our websites to our global technology platform, property owners and managers that have listings on the pre-migrated website and on a website already on our global technology platform are able to consolidate their listings into one listing displayed on both websites. Additionally, platform consolidations allow property owners and managers to purchase bundled listings that include display on multiple websites that exist on the global technology platform. As a result of a website migration, we count each of these bundled listings as one listing. This impacts the comparability of our current period reported metrics to our previously reported metrics for paid listings, renewal rate and average revenue per listing. We migrated the VRBO.com website to our global technology platform in 2012 and in the second quarter of 2014, we migrated Homelidays.com to our global technology platform. In the second quarter of 2015, we migrated the Owners Direct Holiday Rentals.co.uk website to our global technology platform. Furthermore, we expect future platform migrations for certain of our websites, such as Stayz.com.au, to our global technology platform. When this occurs, property owners and managers who have purchased subscriptions on the website being migrated as well as other HomeAway websites will be given the opportunity to consolidate their listings through the purchase of a bundled listing. We expect these migrations to impact the comparability of future operating metrics.

As a result of consolidated and bundled listings, our paid listing counts will be lower because these listings previously would have been counted as multiple paid listings had they been purchased on multiple websites. The lower paid listing counts from consolidations and bundles will in turn lower our reported renewal rate. However, our bundled listing products generally have a higher overall price and we expect they will increase our average revenue per listing. We will disclose and discuss the trends of the business resulting from these consolidated listings when there is a significant impact.

As the number of paid listings increases, we believe we will generate additional revenue while also expanding the value of the marketplace to travelers, thus increasing the likelihood travelers will find a property suitable to their needs. It is possible a specific property may be listed on more than one of our websites without indicating that the multiple listings refer to the same property.

Average Revenue per Subscription Listing. We compute average revenue per subscription listing as annualized subscription listing revenue divided by the average of paid subscription listings at the beginning and end of the period. We believe trends in revenue per subscription listing, over an extended period, are important to understanding the value we bring to property owners and managers, and the overall health of our marketplace. As the majority of our listing business is generated from subscriptions, we use trends in revenue per subscription listing, as well as trends in paid listings, to formulate financial projections and make strategic business decisions. At a consolidated level, increases in revenue per subscription listing may increase our earnings or may be used for future investment. The average revenue per subscription listing may fluctuate based on the timing and nature of acquisitions, changes in our pricing, the impact of consolidated and bundled listing products, uptake and pricing of listing enhancements, seasonality, changes in brand and listing type mix, and the impact of foreign exchange rates on our listing revenue outside of the United States.

In order to provide a comparable framework for assessing average revenue per subscription listing, excluding the effect of foreign currency fluctuations, we analyze year-over-year growth on a constant currency basis by calculating average revenue per subscription listing in the current period using exchange rates from the comparable prior period. Excluding the impact of foreign exchange rates, average revenue per subscription listing would have been $544 and $528 in the three and six months ended June 30, 2015, respectively, an increase of 15.0% for both periods when compared to $473 and $459 as reported in the three and six months ended June 20, 2014, respectively.

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

Subscription Renewal Rate. The renewal rate for our subscription listings at the end of any period is defined as the percentage of those paid listings active at the end of the period ended twelve months prior that are still active as of the end of the current reported period. Unique property subscription listings removed from property managers’ accounts and subsequently replaced with new subscription listings within the same property manager’s account listings are not considered as renewals in our renewal rate calculation. We include most subscription listings in our calculation of renewal rate, with the exception of subscriptions sold by BedandBreakfast.com and Bookabach.co.nz, which will remain excluded until we can further develop our systems. However, based on our review of other internal renewal rate data, we do not believe the exclusion of these brands from the renewal rate calculation materially impacts the result. We exclude pay-for-performance listings from our renewal rate analysis since they are not sold on a subscription basis.

Renewal of paid subscription listings is a key driver of revenue for our business. We track renewal rate in order to understand and improve property owners’ and managers’ satisfaction and to help us more accurately estimate our future revenue and cash flows. Our overall renewal rate decreased during the six months ended June 30, 2015 compared to the six months ended June 30, 2014 due to lower renewal rates for our customers in Europe, South America and Australia. Beginning in the second quarter of 2015, customers in Australia were directed to Stayz to list their property and were not able to renew their listing on HomeAway Australia, lowering the overall renewal rate. Excluding HomeAway Australia listings, the renewal rate for our subscription listings for the three and six months ended June 30, 2015 would have been 71.8%, 50 basis points higher than as reported. We believe that lower renewal rates for our customers in Europe were a result of decreased demand attributable to the European economy, competitive pressures and increased non-renewal for Homelidays, a brand we migrated to our global technology platform last year. After adjusting for consolidated listings, our renewal rate as of June 30, 2015 is estimated to be 72.0% compared to 74.3% as of June 30, 2014. We continue to make product improvements and increase our investment in demand generation for property owners and managers in order to increase customer satisfaction and improve renewal rates. In addition, several other factors affect renewal rates including our property owners’ and managers’ ability to consolidate their listings, their ability to purchase geographic bundled listings and our use of promotional pricing to attract new subscribers. Our paid subscription listing renewal rate could also be impacted by property owners and managers who elect to list their properties through our pay-per-booking commission offering, rather than paying a subscription fee. With increase adoption of our pay-per-booking listing product, we anticipate evaluating measuring a total customer retention rate in the future to complement our subscription renewal rate measure to provide a more complete picture of our marketplace supply.

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

Results of Operations

The following table presents our operating results and our operating results as a percentage of revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands, except per share data)
Condensed Consolidated Statements of Operations Data:
Revenue:
Listing	$99,826	$94,526	$194,797	$181,858
Other	26,017	19,730	50,074	38,080

Total revenue	125,843	114,256	244,871	219,938
Costs and expenses:
Cost of revenue (exclusive of amortization shown separately below)	20,513	17,428	39,111	33,365
Product development	22,624	18,427	43,177	36,740
Sales and marketing	53,205	39,400	100,887	75,017
General and administrative	24,986	22,846	48,241	46,472
Amortization expense	2,883	3,492	5,894	6,766

Total costs and expenses	124,211	101,593	237,310	198,360

Operating income	1,632	12,663	7,561	21,578
Other income (expense):
Interest expense	(4,673)	(4,469)	(9,253)	(4,469)
Interest income	762	401	1,499	565
Other income (expense), net	111	(2,483)	(295)	(5,018)

Total other income (expense)	(3,800)	(6,551)	(8,049)	(8,922)

Income (loss) before income taxes	(2,168)	6,112	(488)	12,656
Income tax expense	(552)	(2,676)	(4,132)	(5,064)

Net income (loss)	(2,720)	3,436	(4,620)	7,592
Less: Impact of noncontrolling interests, net of tax	(333)	(431)	(145)	(718)

Net income (loss) attributable to HomeAway, Inc.	$(2,387)	$3,867	$(4,475)	$8,310

Net income (loss) per share attributable to HomeAway, Inc.:
Basic and diluted	$(0.03)	$0.04	$(0.05)	$0.09

Weighted average number of shares outstanding:
Basic	95,148	93,671	94,879	93,188
Diluted	95,148	96,011	94,879	96,202

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Condensed Consolidated Statements of Operations as a Percentage of Revenue:
Revenue:
Listing	79.3%	82.7%	79.6%	82.7%
Other	20.7	17.3	20.4	17.3

Total revenue	100.0	100.0	100.0	100.0
Costs and expenses:
Cost of revenue (exclusive of amortization shown separately below)	16.3	15.3	16.0	15.2
Product development	18.0	16.1	17.6	16.7
Sales and marketing	42.3	34.5	41.2	34.1
General and administrative	19.9	20.0	19.7	21.1
Amortization expense	2.3	3.1	2.4	3.1

Total costs and expenses	98.7	88.9	96.9	90.2

Operating income	1.3	11.1	3.1	9.8
Other income (expense):
Interest expense	(3.7)	(3.9)	(3.8)	(2.0)
Interest income	0.6	0.4	0.6	0.3
Other income (expense), net	0.1	(2.2)	(0.1)	(2.3)

Total other income (expense)	(3.0)	(5.7)	(3.3)	(4.1)

Income (loss) before income taxes	(1.7)	5.3	(0.2)	5.8
Income tax expense	(0.4)	(2.3)	(1.7)	(2.3)

Net income (loss)	(2.2)	3.0	(1.9)	3.5
Less: Impact of noncontrolling interests, net of tax	(0.3)	(0.4)	(0.1)	(0.3)

Net income (loss) attributable to HomeAway, Inc.	(1.9)%	3.4%	(1.8)%	3.8%

Comparison of the Three and Six Months Ended June 30, 2015 and 2014

Revenue

	Three Months Ended June 30,
	2015		2014		Change
Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Listing	$99,826	79.3%	$94,526	82.7%	$5,300	5.6%
Other	26,017	20.7	19,730	17.3	6,287	31.9

Total	$125,843	100.0%	$114,256	100.0%	$11,587	10.1%

	Three Months Ended June 30,
	2015		2014		Change
Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
United States	$82,285	65.4%	$65,435	57.3%	$16,850	25.8%
International	43,558	34.6	48,821	42.7	(5,263)	(10.8)

Total	$125,843	100.0%	$114,256	100.0%	$11,587	10.1%

	Six Months Ended June 30,
	2015		2014		Change
Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Listing	$194,797	79.6%	$181,858	82.7%	$12,939	7.1%
Other	50,074	20.4	38,080	17.3	11,994	31.5

Total	$244,871	100.0%	$219,938	100.0%	$24,933	11.3%

	Six Months Ended June 30,
	2015		2014		Change
Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
United States	$158,652	64.8%	$126,222	57.4%	$32,430	25.7%
International	86,219	35.2	93,716	42.6	(7,497)	(8.0)

Total	$244,871	100.0%	$219,938	100.0%	$24,933	11.3%

For the Three Months Ended June 30, 2015

Our overall revenue growth rate for the three months ended June 30, 2015 was 10.1%. All of our revenue growth in the period was organic revenue growth. We consider growth to be organic if generated from businesses we have owned for at least 12 months.

Listing Revenue

Our core listing business revenue increased primarily due to increases in new paid listings and average revenue per subscription listing. Paid listings increased from 1.0 million at June 30, 2014 to 1.2 million at June 30, 2015 primarily due to selling new and additional performance-based listings to property owners and managers. For our subscription listings, our average revenue per subscription listing was $496 in the three months ended June 30, 2015 compared to $473 in the three months ended June 30, 2014, an increase of $23, or 4.9%. We continued to improve monetization of our subscription listing base through continued adoption of our tiered pricing structure and an increase in bundled listings products.

Other Revenue

Other revenue increased by $6.3 million, or 31.9%, in the three months ended June 30, 2015 compared to the three months ended June 30, 2014. Revenue from products focused on travelers and property owners, such as insurance products, the Carefree Rental Guarantee and software products increased by $4.9 million in the three months ended June 30, 2015 compared to the same period in 2014. Furthermore, revenue from merchant bank credit card royalties increased by $1.4 million in the three months ended June 30, 2015 compared to the same period in 2014.

Revenue Growth in Constant Currency

We invoice and collect payments in the Euro, British Pound, Brazilian Real, Australian Dollar and Singapore Dollar, as well as other currencies. As a result, our total revenue is affected by changes in the value of the U.S. dollar relative to these other currencies. In order to provide a comparable framework for assessing our business performance, excluding the effect of foreign currency fluctuations, we analyze year-over-year revenue growth on a constant currency basis by calculating revenue in the current period using exchange rates from the comparable prior period. In the three months ended June 30, 2015, the year-over-year growth in listing revenue measured on a constant currency basis was 16.0%, compared with 5.6% as reported. The year-over-year growth in total revenue in the three months ended June 30, 2015 measured on a constant currency basis was 19.2%, compared with 10.1% as reported.

For the Six Months Ended June 30, 2015

Our overall revenue growth rate for the six months ended June 30, 2015 was 11.3%. We consider growth to be organic if generated from businesses that we have owned for at least 12 months.

Listing Revenue

Our core listing business revenue increased primarily due to increases in new paid listings and average revenue per subscription listing. Paid listings increased from 1.0 million at June 30, 2014 to 1.2 million at June 30, 2015 primarily due to selling new and additional performance-based listings to property owners and managers. Our average revenue per subscription listing was $485 in the six months ended June 30, 2015 compared to $459 in the six months ended June 30, 2014, an increase of $26, or 5.7%. We continued to improve monetization of our subscription listing base through continued adoption of our tiered pricing structure and an increase in bundled listings products.

Other Revenue

Other revenue increased by $12.0 million, or 31.5%, in the six months ended June 30, 2015 compared to the six months ended June 30, 2014. Revenue from products focused on travelers and property owners, such as insurance products, the Carefree Rental Guarantee and software products increased by $9.3 million in the six months ended June 30, 2015. Furthermore, revenue from merchant bank credit card royalties increased by $2.7 million in the six months ended June 30, 2015 compared to the same period in 2014.

Revenue Growth in Constant Currency

We invoice and collect payments in the Euro, British Pound, Brazilian Real, Australian Dollar and Singapore Dollar, as well as other currencies. As a result, our total revenue is affected by changes in the value of the U.S. dollar relative to these other currencies. In order to provide a comparable framework for assessing our business performance, excluding the effect of foreign currency fluctuations, we analyze year-over-year revenue growth on a constant currency basis by calculating revenue in the current period using exchange rates from the comparable prior period. In the six months ended June 30, 2015, the year-over-year growth in listing revenue measured on a constant currency basis was 16.9%, compared with 7.1% as reported. The year-over-year growth in total revenue in the six months ended June 30, 2015 measured on a constant currency basis was 19.9%, compared with 11.3% as reported.

Cost of Revenue

	Three Months Ended June 30,
	2015		2014		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Cost of revenue	$20,513	16.3%	$17,428	15.3%	$3,085	17.7%

	Six Months Ended June 30,
	2015		2014		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Cost of revenue	$39,111	16.0%	$33,365	15.2%	$5,746	17.2%

For the Three Months Ended June 30, 2015

Compensation costs for our customer service and web-hosting personnel, including non-cash stock-based compensation, increased by $1.1 million due to 85 new customer support and web-hosting personnel as of June 30, 2015 compared to June 30, 2014. With the increased headcount and higher investments in hosting equipment, we incurred a higher expense for facilities and depreciation, which increased by $0.7 million, or 30.8%. Other increases included $1.3 million in increase in software licenses and maintenance for our corporate systems.

For the Six Months Ended June 30, 2015

Compensation costs for our customer service and web-hosting personnel, including non-cash stock-based compensation, increased by $2.6 million due to an increase in new customer support and web-hosting personnel during the six months ended June 30, 2015. With the increased headcount and higher investments in hosting equipment, we incurred a higher expense for facilities and depreciation, which increased by $1.3 million, or 29.6%. Other increases included $0.2 million in increases in equipment expenses, web hosting fees and merchant fees and $1.6 million in software licenses and maintenance for our corporate systems.

We will continue to increase expenses across the organization to support our growth and expect cost of revenue to grow in absolute dollars and stay relatively consistent as a percentage of revenue in 2015.

Product Development

	Three Months Ended June 30,
	2015		2014		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Product development	$22,624	18.0%	$18,427	16.1%	$4,197	22.8%
Capitalized software development costs	2,342	1.9	2,468	2.2	(126)	(5.1)

Total product and technology costs expensed and capitalized	$24,966	19.9%	$20,895	18.3%	$4,071	19.5%

	Six Months Ended June 30,
	2015		2014		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Product development	$43,177	17.6%	$36,740	16.7%	$6,437	17.5%
Capitalized software development costs	4,322	1.8	4,472	2.0	(150)	(3.4)

Total product and technology costs expensed and capitalized	$47,499	19.4%	$41,212	18.7%	$6,287	15.3%

For the Three Months Ended June 30, 2015

Compensation costs for product and development personnel, including non-cash stock-based compensation, increased by $3.6 million due to 57 new employees in product development as of June 30, 2015 compared to June 30, 2014. Overall increases in headcount also drove higher facilities and depreciation expense of $0.5 million. Including capitalized software development costs, total product and development expenses increased as a percentage of revenue to 19.9% in the three months ended June 30, 2015 as compared to 18.3% in the three months ended June 30, 2014 due to higher headcount and employee costs.

For the Six Months Ended June 30, 2015

Compensation costs for product and development personnel, including non-cash stock-based compensation, increased by $5.2 million due to an increase in new employees in product development during the six months ended June 30, 2015. Overall increases in headcount also drove higher facilities and depreciation expense of $0.8 million and $0.2 million in subscription and maintenance fees for our corporate systems. Including capitalized software development costs, total product and development expenses increased as a percentage of revenue to 19.4% in the six months ended June 30, 2015 as compared to 18.7% in the six months ended June 30, 2014 due to higher headcount and employee costs.

During 2015, we expect product development expenses as a percentage of revenue to be relatively consistent as we expand our team to develop new features and products and incur a full year impact of personnel hired in 2014.

Sales and Marketing

	Three Months Ended June 30,
	2015		2014		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Sales and marketing	$53,205	42.3%	$39,400	34.5%	$13,805	35.0%

	Six Months Ended June 30,
	2015		2014		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Sales and marketing	$100,887	41.2%	$75,017	34.1%	$25,870	34.5%

For the Three Months Ended June 30, 2015

Direct marketing expenses were the primary driver for the increase of sales and marketing expenses as a percentage of revenue in the three months ended June 30, 2015 and increased by $12.2 million due to increased pay-per-click advertising, display advertising, affiliate marketing and broad reach television compared to the three months ended June 30, 2014. Compensation costs for sales and marketing personnel, including non-cash stock-based compensation, increased by $0.4 million due to 51 new employees as of June 30, 2015 compared to June 30, 2014. Overall increases in headcount also drove higher facilities and depreciation expense of $0.5 million. Other sales and marketing expenses increases included $0.7 million in software licenses and maintenance fees for our corporate systems.

For the Six Months Ended June 30, 2015

Direct marketing expenses were the primary driver for the increase of sales and marketing expenses as a percentage of revenue in the six months ended June 30, 2015 and increased by $21.1 million due to increased pay-per-click advertising, display advertising, affiliate marketing and broad reach television. Compensation costs for sales and marketing personnel, including non-cash stock-based compensation, increased by $1.8 million due to new employees during the six months ended June 30, 2015. Overall increases in headcount also drove higher facilities and depreciation expense of $1.0 million. Other increases included $1.6 million in increases in software licenses and maintenance fees for our corporate systems and $0.4 million from travel expenses and professional and consulting fees.

During 2015, we expect to incur higher sales and marketing expenses in absolute dollars and as a percentage of revenue as we increase our marketing activities to generate additional traveler demand to paid listings, continue to build brand and category awareness, and continue to build our sales team to serve professional property managers.

General and Administrative

	Three Months Ended June 30,
	2015		2014		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
General and administrative	$24,986	19.9%	$22,846	20.0%	$2,140	9.4%

	Six Months Ended June 30,
	2015		2014		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
General and administrative	$48,241	19.7%	$46,472	21.1%	$1,769	3.8%

For the Three Months Ended June 30, 2015

Compensation costs for general and administrative personnel, including non-cash stock-based compensation, increased by $2.2 million due to a $1.4 million expense, which includes the acceleration of the vesting period for some equity-based awards, associated with the departure of a former executive officer and the addition of 42 new employees and executives in operations, information technology, finance, human resources, and legal during the three months ended June 30, 2015 compared to the three months ended June 30, 2014. Overall increases in headcount also drove higher facilities and depreciation expense of $0.2 million. These increases were offset by a $0.3 million decrease in subscription and maintenance fees for our corporate systems.

For the Six Months Ended June 30, 2015

Compensation costs for general and administrative personnel, including non-cash stock-based compensation, increased by $3.9 million due to a $1.4 million, which includes the acceleration of the vesting period for some equity-based awards, expense associated with the departure of a former executive officer and an increase in new employees and executives in operations, information technology, finance, human resources, and legal during the six months ended June 30, 2015 compared to the six months ended June 30, 2014. Overall increases in headcount also drove higher facilities and depreciation expense of $0.5 million. These increases were offset by a $2.6 million decrease in certain foreign operating taxes and subscription and maintenance fees for our corporate systems.

During 2015, we expect general and administrative expenses to stay relatively consistent as a percentage of revenue while continuing to support the expansion of our business model, the growth of our business internationally and the ongoing requirements of a publicly traded company.

Amortization

	Three Months Ended June 30,
	2015		2014		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Amortization expense	$2,883	2.3%	$3,492	3.1%	$(609)	(17.4)%

	Six Months Ended June 30,
	2015		2014		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Amortization expense	$5,894	2.4%	$6,766	3.1%	$(872)	(12.9)%

For the Three Months Ended June 30, 2015

The decrease in amortization expense was due to $0.4 million from certain intangible assets becoming fully amortized and $0.2 million from foreign currency changes.

For the Six Months Ended June 30, 2015

The decrease in amortization expense included additional expense of $0.3 million from the addition of intangible assets from the acquisition of Glad to Have You, Inc. in March 2014, offset by a decrease of $0.7 million from certain intangible assets becoming fully amortized and $0.5 million from foreign currency changes.

During 2015, we expect our amortization expenses to decrease in both absolute dollars and as a percentage of revenue as compared to 2014. However, amortization expense could increase as a result of future acquisition activity.

Other Income (Expense)

	Three Months Ended June 30,
	2015		2014		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Other income (expense)	$(3,800)	(3.0)%	$(6,551)	(5.7)%	$2,751	(42.0)%

	Six Months Ended June 30,
	2015		2014		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Other income (expense)	$(8,049)	(3.3)%	$(8,922)	(4.1)%	$873	(9.8)%

For the Three Months Ended June 30, 2015

Other income (expense) in the three months ended June 30, 2015 includes interest expense of $4.7 million, partially offset by interest income of $0.8 million, compared to interest expense of $4.5 million partially offset by $0.4 million of interest income in the three months ended June 30, 2014. In addition, other income (expense) in the three months ended June 30, 2015 includes approximately $0.1 million in gains from foreign currency related transactions, compared to losses of $2.5 million in the three months ended June 30, 2014. These losses consist primarily of hedging costs and gains/losses on forward contracts used to hedge exposures related to intercompany loans and other assets and liabilities denominated in foreign currencies. These losses also include the re-measurement of certain intercompany loans and other assets and liabilities denominated in foreign currencies that are not hedged.

For the Six Months Ended June 30, 2015

Other income (expense) in the six months ended June 30, 2015 includes interest expense of $9.3 million, partially offset by interest income of $1.5 million, compared to interest expense of $4.5 million partially offset by $0.6 million of interest income in the six months ended June 30, 2014. In addition, other income (expense) in the six months ended June 30, 2015 includes approximately $0.7 million in losses from foreign currency related transactions, compared to losses of $5.0 million in the six months ended June 30, 2014. These losses consist primarily of hedging costs and gains/losses on forward contracts used to hedge exposures related to intercompany loans and other assets and liabilities denominated in foreign currencies. These losses also include the re-measurement of certain intercompany loans and other assets and liabilities denominated in foreign currencies that are not hedged.

Income Taxes

	Three Months Ended June 30,
	2015		2014		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Income tax expense	$552	0.4%	$2,676	2.3%	$(2,124)	(79.4)%

	Six Months Ended June 30,
	2015		2014		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Income tax expense	$4,132	1.7%	$5,064	2.3%	$(932)	(18.4)%

For the Three Months Ended June 30, 2015

Our income tax expense was $0.6 million for the three months ended June 30, 2015, compared to $2.7 million for the three months ended June 30, 2014. The expense in the three months ended June 30, 2015 was primarily due to tax expense, determined using our estimated annual effective tax rate, offset by certain items recorded discretely in the three months ended June 30, 2015. Those discrete items include a tax benefit due to disqualifying dispositions of incentive stock options, a tax benefit for adjustments to the recognized value of our federal and Texas research and experimentation tax credit carryforwards, and a tax benefit of $0.4 million related to a correction of an immaterial prior period transfer pricing error, offset by tax expense related to the amortization of tax charges on the intercompany sale of assets that were deferred in prior periods. The estimated annual effective tax rate at June 30, 2015 differed from the statutory rate primarily due to losses in certain foreign jurisdictions for which a benefit cannot be recorded at this time, non-deductible stock compensation charges, and state taxes, which was partially offset by the benefit of the effect of different statutory tax rates in foreign jurisdictions.

The expense in the three months ended June 30, 2014 was primarily due to tax expense determined using our estimated annual effective tax rate offset by certain items recorded discretely in the three months ended June 30, 2014, including a tax benefit due to disqualifying dispositions of incentive stock options, a tax benefit for adjustments to the recognized value of our federal and Texas research and experimentation tax credit carryforwards, a benefit resulting from the filing of certain 2013 tax returns, offset by tax expense related to the amortization of tax charges on the intercompany sale of assets that were deferred in prior periods. The estimated annual effective tax rate at June 30, 2014 differed from the statutory rate primarily due to non-deductible stock compensation charges and state taxes, and was partially offset by the benefit of disqualifying dispositions of incentive stock options and the effect of different statutory tax rates in foreign jurisdictions.

For the Six Months Ended June 30, 2015

Our income tax expense was $4.1 million for the six months ended June 30, 2015, compared to $5.1 million for the six months ended June 30, 2014. The expense in the six months ended June 30, 2015 was primarily due to tax expense, determined using our estimated annual effective tax rate, offset by certain items recorded discretely in the six months ended June 30, 2015. Those discrete items include a tax benefit due to disqualifying dispositions of incentive stock options, a tax benefit due to an income tax reserve release, a tax benefit for adjustments to the recognized value of our federal and Texas research and experimentation tax credit carryforwards, and a tax benefit of $0.4 million related to a correction of an immaterial prior period transfer pricing error, offset by tax expense related to the amortization of tax charges on the intercompany sale of assets that were deferred in prior periods. The estimated annual effective tax rate at June 30, 2015 differed from the statutory rate primarily due to losses in certain foreign jurisdictions for which a benefit cannot be recorded at this time, non-deductible stock compensation charges, and state taxes, which was partially offset by the benefit of the effect of different statutory tax rates in foreign jurisdictions.

The expense in the six months ended June 30, 2014 was primarily due to tax expense determined using our estimated annual effective tax rate offset by certain items recorded discretely in the six months ended June 30, 2014, including a tax benefit due to disqualifying dispositions of incentive stock options, a tax benefit for a state tax apportionment change related to a prior period, a tax benefit for adjustments to the recognized value of our federal and Texas research and experimentation tax credit carryforwards, a tax benefit resulting from the filing of certain 2013 tax returns, offset by tax expense related to the amortization of tax charges on the intercompany sale of assets that were deferred in prior periods. The estimated annual effective tax rate at June 30, 2014 differed from the statutory rate primarily due to non-deductible stock compensation charges and state taxes, and was partially offset by the benefit of disqualifying dispositions of incentive stock options and the effect of different statutory tax rates in foreign jurisdictions.

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

As we introduce new products for property owners, managers and travelers, including our performance-based pay-per-booking product, the seasonality of those commission-based transactions may vary from the seasonality of our subscription listing sales, and this may result in higher revenues and cash flows in the summer and winter months. We also experience seasonality in the number of visitors to our websites, with the first quarter having the highest number of visitors. This is reflected in our quarterly financial results when we add customer service staff, hosting capabilities and marketing expense to support the increase.

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

The following table presents a reconciliation of net income (loss) attributable to HomeAway, Inc. to Adjusted EBITDA (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income (loss) attributable to HomeAway, Inc.	$(2,387)	$3,867	$(4,475)	$8,310
Depreciation and amortization	8,764	7,622	16,920	14,659
Stock-based compensation	13,673	12,690	24,869	22,911
Interest expense	4,673	4,469	9,253	4,469
Interest income	(762)	(401)	(1,499)	(565)
Other expense (income), net	(111)	2,483	295	5,018
Income tax expense	552	2,676	4,132	5,064
Impact of noncontrolling interests, net of tax	(333)	(431)	(145)	(718)

Adjusted EBITDA	$24,069	$32,975	$49,350	$59,148

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

The following table presents a summary of cash flows and a reconciliation of cash flows from operating activities to free cash flows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Cash provided by operating activities	$43,798	$45,919	$94,454	$85,888
Cash paid for interest	—	—	252	—
Excess tax benefit (shortfall) from stock-based compensation	(792)	(2,358)	2,431	1,221
Capital expenditures	(9,238)	(8,531)	(18,117)	(13,349)

Free cash flow	$33,768	$35,030	$79,020	$73,760

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

The following table presents a reconciliation of net income (loss) attributable to HomeAway, Inc. to non-GAAP net income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income (loss) attributable to HomeAway, Inc.	$(2,387)	$3,867	$(4,475)	$8,310
Add:
Stock-based compensation	13,673	12,690	24,869	22,911
Amortization expense	2,883	3,492	5,894	6,766
Amortization of debt discount and issuance costs, net	4,537	—	8,991	—
Related tax effect	(7,383)	(5,664)	(13,914)	(10,387)
Changes to redemption value of noncontrolling interests	217	—	823	—
Impact on noncontrolling interests of non-GAAP adjustments	(55)	(75)	(114)	(140)

Non-GAAP net income	$11,485	$14,310	$22,074	$27,460

Non-GAAP earnings per share - diluted	$0.12	$0.15	$0.23	$0.29

We define constant currency revenues as revenue adjusted for foreign currency assuming foreign currency exchange rates used for translation based on the rates in effect for the comparable prior-year period. In order to compute our constant currency revenue, we divide our monthly U.S. dollar results by the applicable current year monthly average foreign exchange rates and then multiply those amounts by the applicable prior year monthly average foreign exchange rates.

The following tables present a reconciliation of revenue to constant currency revenue:

	Three Months Ended June 30,
	2015			2014		Change
Revenue	As Reported	Exchange Rate Impact (1)	Constant Currency Revenue (2)	As Reported	Amount	Percent
	(dollars in thousands)
Listing	$99,826	$9,787	$109,613	$94,526	$15,087	16.0%
Other	26,017	508	26,525	19,730	6,795	34.4

Total	$125,843	$10,295	$136,138	$114,256	$21,882	19.2%

	Six Months Ended June 30,
	2015			2014		Change
Revenue	As Reported	Exchange Rate Impact (1)	Constant Currency Revenue (2)	As Reported	Amount	Percent
	(dollars in thousands)
Listing	$194,797	$17,815	$212,612	$181,858	$30,754	16.9%
Other	50,074	927	51,001	38,080	12,921	33.9

Total	$244,871	$18,742	$263,613	$219,938	$43,675	19.9%

(1)	Represents the decrease in reported amounts resulting from changes in foreign exchange rates from those in effect in the comparable prior year period for revenues.
(2)	Represents the outcome that would have resulted had foreign exchange rates in the reported period been the same as those in effect in the comparable prior year period for revenues.

Supplemental Financial Information

The following tables present stock-based compensation and depreciation included in the respective line items in our Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Stock-based compensation:
Cost of revenue	$914	$867	$1,734	$1,568
Product development	3,828	3,390	6,838	6,104
Sales and marketing	3,211	2,933	5,851	5,105
General and administrative	5,720	5,500	10,446	10,134

Total	$13,673	$12,690	$24,869	$22,911

Depreciation:
Cost of revenue	$1,788	$1,194	$3,368	$2,294
Product development	1,391	990	2,601	1,900
Sales and marketing	1,866	1,362	3,501	2,597
General and administrative	836	584	1,556	1,102

Total	$5,881	$4,130	$11,026	$7,893

Liquidity and Capital Resources

From our incorporation in 2004 until June 30, 2015, we financed our operations and acquisitions primarily through private placements of our capital stock and bank borrowings as well as from cash flow generated by the business. In March 2014, we issued $402.5 million in 0.125% convertible senior notes due April 2019 (the “Notes”) for net proceeds of $391.6 million after deducting underwriting discounts and other issuance expenses. Concurrent with the issuance of the Notes, we sold warrants to purchase shares of our common stock for cash consideration of $38.3 million, which was offset by the purchase of a convertible note hedge of $85.9 million. The net cash increase in March 2014 from these transactions was $344.0 million.

As of June 30, 2015, our cash, cash equivalents and short-term investments totaled $904.7 million, compared to $813.2 million at December 31, 2014. At June 30, 2015, this amount included assets held in certain of our foreign operations totaling approximately $117.6 million. If these assets were repatriated to the U.S., we may be subject to additional U.S. taxes in certain circumstances. We have not provided for these taxes because we consider these assets to be permanently reinvested in our foreign operations. We have no plans to repatriate the cumulative earnings of our foreign subsidiaries.

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

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2015	2014
	(in thousands)
Consolidated Statements of Cash Flow Data:
Net cash provided by operating activities	$94,454	$85,888
Net cash provided by (used in) investing activities	8,464	(282,661)
Net cash provided by financing activities	10,579	363,451
Effect of exchange rate changes on cash	(6,030)	1,667

Net increase in cash and cash equivalents	107,467	168,345
Cash and cash equivalents at beginning of period	292,325	324,608

Cash and cash equivalents at end of period	$399,792	$492,953

Net Cash Provided by Operating Activities

In the six months ended June 30, 2015, cash was generated primarily through an increase in new and renewed subscription listings, resulting in higher upfront collection of listing fees and increased deferred revenue of $42.3 million. During the six months ended June 30, 2015, we generated a net loss of $4.6 million. Included in our net loss was depreciation expense of $11.0 million, amortization expense of $5.9 million, amortization of debt discount and transaction costs of $9.1 million and non-cash stock-based compensation expense of $24.9 million. In addition, cash flow from operations was reduced by excess tax benefit from stock-based compensation of $2.4 million and a decrease in non-cash deferred income taxes of $0.8 million. Net income, excluding these non-cash reductions, contributed $43.0 million to cash provided by operating activities during the six months ended June 30, 2015.

In the six months ended June 30, 2014, cash was generated primarily through an increase in new and renewed subscription listings, resulting in higher upfront collection of listing fees and increased deferred revenue of $35.4 million. During the six months ended June 30, 2014, we generated net income of $7.6 million. Included in our net income was depreciation expense of $7.9 million, amortization expense of $6.8 million, amortization of debt discount and transaction costs of $4.3 million and non-cash stock-based compensation of $22.9 million. Net income, excluding these non-cash reductions, contributed $49.5 million to cash provided by operating activities during the six months ended June 30, 2014.

The growth in our number of paid listings, the impact of other revenue and expenses, the timing and amount of future working capital changes and tax payments will affect the future amount of cash used in or provided by operating activities.

Net Cash Provided by (Used in) Investing Activities

In the six months ended June 30, 2015, capital expenditures were $18.1 million and included $4.3 million in capitalized software development costs. Proceeds received from the sale and maturities of short-term investments, net of purchases of short-term investments, were $10.4 million. Additionally, we invested $3.9 million for non-controlling equity interests in privately held vacation rental website companies in Turkey and Canada.

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

As our business expands, we expect to invest in new computers and software for employees, for product development and to support the hosting of our websites. As we expand our facilities to support a growing employee base, we intend to purchase furniture and fixtures and invest in leasehold improvements. We may have acquisitions in the future that could have a material impact on our cash flows and operations. Our planned capital expenditures are not expected to exceed $37.0 million in 2015.

Net Cash Provided by Financing Activities

Cash provided by financing activities in the six months ended June 30, 2015 was comprised of proceeds from the exercise of stock options to purchase common stock of $8.1 million and $2.4 million of cash provided from the excess tax benefits from stock-based compensation.

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

Contractual Obligations and Commitments

The majority of our property owners and managers pay for their subscription listings by credit card because it simplifies and expedites the payment process and is a relatively secure form of payment. We have multiple agreements with credit card companies to support these activities. Most of our property owners and managers purchase an annual listing, for which payment is made at the beginning of the listing. There is a risk that we may fail to fully perform our obligations under the listing, which could result in an obligation of the credit card companies to reimburse their customers for a portion, or all, of the listing fee. We would be obligated to reimburse the credit card companies for all such amounts they pay pursuant to our agreements with them, under which we have obtained our credit card acceptance privileges.

As of June 30, 2015, we have amounts held in restricted cash to fund payments received on behalf of property owners, to protect banks from default on credit cards and direct debits used in our operations and to support bank guarantees related to our office leases. As bookings continue to increase, as we make changes to our credit card merchants and acquiring banks and as we enter into new leases, we may have increases to restricted cash and deposits.

As of June 30, 2015, we have reserved $9.7 million for uncertain tax positions, including interest and penalties. We are unable to make a reasonably reliable estimate as to when or if cash settlement with taxing authorities will occur. For additional information regarding uncertain tax positions, see Note 12 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of our Annual Report on Form 10-K.

For a discussion of the Notes due April 1, 2019, please see Note 5 in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

During the six month period ended June 30, 2015, we did not, and we do not currently, have any relationships with unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Foreign currency exchange risk. We have foreign subsidiaries that generally use the local currency as their functional currency, which we translate into U.S. dollars for consolidation. Our results of operations and cash flows are subject to fluctuations due to changes in exchange rates involving the Euro, British Pound, Brazilian Real, Australian Dollar, Singapore Dollar and New Zealand Dollar, among others. We currently enter into forward contracts to hedge fluctuations in the value of certain intercompany debt denominated in foreign currencies but do not enter into any other derivative financial instruments for trading or speculative purposes. Following our acquisition of Stayz.com.au, our intercompany debt denominated in foreign currencies has increased significantly.

Fluctuations in currency exchange rates could result in translation gains and losses when we consolidate our results and harm our business in the future. Because we conduct a significant and growing portion of our business outside the United States but report our results in U.S. dollars, we face exposure to adverse movements in currency exchange rates, which may cause our revenue and operating results to differ materially from expectations. For example, if the U.S. dollar strengthens relative to the Euro, British Pound, Brazilian Real, Australian Dollar, or Singapore dollar, our non-U.S. revenue and operating results would be adversely affected when translated into U.S. dollars. Conversely, a decline in the U.S. dollar relative to these foreign currencies would increase our non-U.S. revenue and operating results when translated into U.S. dollars.

The effect of an immediate 10% adverse change in exchange rates on foreign denominated cash and receivables as of June 30, 2015 would result in a loss of approximately $1.8 million and a reduction in value on the balance sheet of approximately $12.7 million.

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

Investments and interest rate sensitivity. The primary objective of our investment activities is to preserve principal while also maximizing yields without significantly increasing risk. To achieve this objective and minimize our exposure to an adverse shift in interest rates, we invest in short-term, high-quality, interest-bearing securities. To provide a meaningful assessment of the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of our investment portfolio assuming a 100 basis point increase in interest rates. As of June 30, 2015, a hypothetical 100 basis point increase in interest rates across all maturities would result in a $3.9 million incremental decline in the fair market value of our portfolio.

We have non-controlling investments in the equity of privately-held companies in Turkey, Canada, China and the United States. Since our ownership interest is less than 20 percent and we do not have the ability to exert significant influence, we account for these non-marketable equity investments using the cost method of accounting. As of June 30, 2015, the carrying value of these investments was $39.3 million.

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in litigation related to claims arising from the ordinary course of our business. We believe that there are no claims or actions pending or threatened against us, the ultimate disposition of which would have a material adverse effect on us.

Item 1A. Risk Factors.

Risks Related to Our Business

The following risk factors and other information included in this Quarterly Report on Form 10-Q should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial may also impair our business, results of operations or financial condition.

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

As our operations have expanded, we have acquired businesses or established offices around the world. As of June 30, 2015, we maintain offices in the United States, Europe, South America, Australia and Asia and operate websites in several additional countries and regions. We have limited operating and e-commerce experience in many foreign jurisdictions and are making significant investments to build our international operations. We plan to continue our efforts to expand globally, including acquiring international businesses and conducting business in jurisdictions where we do not currently operate, including increasing our focus on the Asia Pacific region. However, we may from time to time also reduce the locations of our physical operations if we believe it would create efficiencies in doing so and there can be no guarantee that the locations we choose to operate out of will be the most efficient or that they will not create additional risks. Managing a global organization is difficult, time consuming and expensive and any international expansion efforts that we undertake may not be profitable in the near or long term or otherwise be successful. In addition, conducting international operations subjects us to risks that we generally do not face in the United States. These risks include:

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

As of June 30, 2015, we have acquired 22 businesses and currently have equity investments in four companies. The businesses we have acquired or invested in may not perform as well as we expect. Failure to manage and successfully integrate recently acquired businesses and technologies could harm our operating results and our prospects. If the companies we have invested in do not perform well, our investments could become impaired and our financial results could be negatively impacted.

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

Since our inception, we have experienced rapid growth. As our operations have expanded, we have grown from 87 employees at December 31, 2005 to 1,940 employees at June 30, 2015, of whom 738 were located outside the United States. This includes employees of entities for which we have a controlling interest. Our business is becoming increasingly complex, especially in light of the continued rapid evolution of our industry and e-commerce, and our reliance on multiple websites throughout the world. This complexity and our rapid growth have demanded, and will continue to demand, substantial resources and attention from our management. We may need to continue to increase headcount and to hire more specialized personnel in the future as we grow our business. We may also need to continue to hire, train and manage additional qualified website developers, software engineers, client and account services personnel, and sales and marketing staff and improve and maintain our technology to properly manage our growth. If our new hires perform poorly, if we are unsuccessful in hiring, training, managing and integrating these new employees or if we are not successful in retaining our existing employees, our business may be harmed.

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

Because we conduct a significant portion of our business outside the United States but report our results in U.S. dollars, we face exposure to adverse movements in currency exchange rates, which may cause our revenue and operating results to differ materially from expectations. In addition, fluctuation in our mix of U.S. and foreign currency denominated transactions may contribute to this effect as exchange rates vary. Moreover, as a result of these exchange rate fluctuations, revenue, cost of revenue, operating expenses and other operating results may differ materially from expectations when translated from the local currency into U.S. dollars upon consolidation. For example, if the U.S. dollar strengthens relative to foreign currencies our non-U.S. revenue would be adversely affected when translated into U.S. dollars. Conversely, a decline in the U.S. dollar relative to foreign currencies would increase our non-U.S. revenue when translated into U.S. dollars. Revenue in the three and six months ended June 30, 2015 was negatively impacted by foreign currency translation of approximately $10.3 million and $18.8 million, respectively. Revenue in the three months ended June 30, 2014 was positively impacted by foreign currency translation of approximately $1.7 million, while revenue in the six months ended June 30, 2014 was positively impacted by foreign currency translation of approximately $2.7 million. As exchange rates vary, revenue, cost of revenue, operating expenses and other operating results, when translated, may differ materially from expectations. In addition, our revenue and operating results are subject to fluctuation if our mix of U.S. and foreign currency denominated transactions and expenses changes in the future. In addition, we maintain intercompany loans and payables which are subject to translation losses due to foreign exchange fluctuation. We may enter into hedging arrangements in order to manage foreign currency exposure but such activity may not completely eliminate fluctuations in our operating results.

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

As of June 30, 2015, we had 22 patent applications and no issued patents. Any future patents issued to us may be challenged, invalidated or circumvented, may not provide sufficiently broad protection or may not prove to be enforceable in actions against alleged infringers. Furthermore, effective patent, trademark, copyright and trade secret protection may not be available in every country in which our products are available over the Internet. In addition, the legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain and still evolving.

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

As of June 30, 2015, the aggregate face value of our outstanding convertible senior promissory notes was $402.5 million. Risks relating to our indebtedness include:

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

HOMEAWAY, INC.

Dated: August 5, 2015	By:	/s/ Lynn Atchison
Lynn Atchison
Chief Financial Officer and Secretary

EXHIBIT INDEX

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation, as currently in effect.	S-1	333-172783	3.2	March 11, 2011

3.2	Amended and Restated Bylaws, as currently in effect.	S-1	333-172783	3.4	March 11, 2011

10.1*	Form of Restricted Stock Award Agreement approved for use under the 2011 Equity Incentive Plan.

10.2*	Form of Restricted Stock Award Agreement (UK) approved for use under the 2011 Equity Incentive Plan.

10.3	2015 Executive Officer Performance Bonus Plan.	8-K	001-35215	10.2	April 23, 2015

10.4	Transition Agreement, dated April 21, 2015, by and among HomeAway, Inc. and Brent Bellm.	8-K	001-35215	10.1	April 23, 2015

10.5*	Amendment to Executive Employment Agreement between the Registrant and Ross A. Buhrdorf dated April 21, 2015.

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.