Form 10-Q
period 2015-09-30
HOMEAWAY INC
filed 2015-11-06
CIK 1366684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date.

Class	Outstanding at October 30, 2015
Common Stock, $0.0001 par value per share	96,237,408

HomeAway, Inc.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

HomeAway, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except for share and per share information)

(unaudited)

	September 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$301,293	$292,325
Short-term investments	618,343	520,844
Accounts receivable, net of allowance for doubtful accounts of $633 and $663 as of September 30, 2015 and December 31, 2014, respectively	24,019	23,189
Income tax receivable	1,680	1,900
Prepaid expenses and other current assets	18,269	17,913
Deferred tax assets	9,384	8,774

Total current assets	972,988	864,945
Property and equipment, net	60,773	56,173
Goodwill	460,049	493,671
Intangible assets, net	58,003	70,456
Non-marketable investments	39,549	35,285
Deferred tax assets	880	1,545
Other non-current assets	6,295	8,053

Total assets	$1,598,537	$1,530,128

Liabilities, redeemable noncontrolling interests and stockholders’ equity
Current liabilities:
Accounts payable	$7,487	$8,281
Income tax payable	907	1,344
Accrued expenses	50,446	50,255
Deferred revenue	193,769	170,522

Total current liabilities	252,609	230,402
Convertible senior notes, net	329,905	316,181
Deferred revenue, less current portion	2,981	3,179
Deferred tax liabilities	24,376	26,624
Other non-current liabilities	19,817	12,192

Total liabilities	629,688	588,578

Commitments and contingencies (see Note 6)
Redeemable noncontrolling interests (see Note 8)	9,033	9,742
Stockholders’ equity:

Common stock: $0.0001 par value; 350,000,000 shares authorized; 96,162,374 and 94,515,344 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	10	9
Additional paid-in capital	1,076,292	1,022,586
Accumulated other comprehensive loss	(60,608)	(28,053)
Accumulated deficit	(55,878)	(62,734)

Total stockholders’ equity	959,816	931,808

Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$1,598,537	$1,530,128

The accompanying notes are an integral part of these financial statements.

HomeAway, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except for per share information)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue:
Listing	$106,484	$96,601	$301,281	$278,459
Other	24,198	20,511	74,272	58,591

Total revenue	130,682	117,112	375,553	337,050

Costs and expenses:
Cost of revenue (exclusive of amortization shown separately below)	19,361	16,926	58,472	50,291
Product development	22,058	20,212	65,235	56,952
Sales and marketing	42,963	42,234	143,850	117,251
General and administrative	23,874	22,995	72,115	69,467
Amortization expense	2,819	3,397	8,713	10,163

Total costs and expenses	111,075	105,764	348,385	304,124

Operating income	19,607	11,348	27,168	32,926
Other income (expense):
Interest expense	(4,718)	(4,373)	(13,971)	(8,842)
Interest income	927	552	2,426	1,117
Other expense, net	(338)	(1,434)	(633)	(6,452)

Total other income (expense)	(4,129)	(5,255)	(12,178)	(14,177)

Income before income taxes	15,478	6,093	14,990	18,749
Income tax expense	(5,625)	(845)	(9,757)	(5,909)

Net income	9,853	5,248	5,233	12,840
Less: Impact of noncontrolling interests, net of tax	(564)	336	(709)	(382)

Net income attributable to HomeAway, Inc.	$10,417	$4,912	$5,942	$13,222

Net income per share attributable to HomeAway Inc.:
Basic	$0.11	$0.05	$0.06	$0.14
Diluted	$0.11	$0.05	$0.06	$0.14

Weighted average number of shares outstanding:
Basic	95,716	94,106	95,162	93,507
Diluted	97,688	96,389	97,389	96,358

The accompanying notes are an integral part of these financial statements.

HomeAway, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net income	$9,853	$5,248	$5,233	$12,840
Other comprehensive income (loss):
Foreign currency translation adjustments (net of tax)	(19,823)	(14,793)	(29,024)	(6,463)
Unrealized gain (loss) on short-term investments (net of tax)	209	(491)	618	(642)
Defined benefit pension plan adjustments	96	—	(4,149)	—

Total other comprehensive loss, net of tax	(19,518)	(15,284)	(32,555)	(7,105)
Less: Comprehensive loss attributable to noncontrolling interests	(655)	(515)	(1,623)	(1,233)
Currency translation adjustments attributable to noncontrolling interests	—	12	—	29

Comprehensive income (loss) attributable to HomeAway, Inc.	$(9,010)	$(9,509)	$(25,699)	$6,997

The accompanying notes are an integral part of these financial statements.

HomeAway, Inc.

Consolidated Statement of Changes in Stockholders’ Equity

(In thousands)

(unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid- in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2014	94,515	$9	$1,022,586	$(28,053)	$(62,734)	$931,808
Issuance of stock under Company plans, net of shares withheld for taxes	1,647	1	9,639	—	—	9,640
Stock-based compensation	—	—	37,487	—	—	37,487
Excess tax benefits related to employee stock options	—	—	7,494	—	—	7,494
Other comprehensive loss	—	—	—	(32,555)	—	(32,555)
Net income (loss) attributable to HomeAway, Inc.	—	—	(914)	—	6,856	5,942

Balance at September 30, 2015	96,162	$10	$1,076,292	$(60,608)	$(55,878)	$959,816

The accompanying notes are an integral part of these financial statements.

HomeAway, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities
Net income	$5,233	$12,840
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	16,204	12,091
Amortization of intangible assets	8,713	10,163
Amortization of debt discount and transaction costs	13,764	8,720
Amortization of premiums on securities and other	8,683	4,288
Stock-based compensation	37,487	35,582
Excess tax benefit related to stock-based compensation	(8,161)	(2,583)
Deferred income taxes	(1,368)	(435)
Net unrealized foreign exchange loss (gain)	15,564	(6,057)
Realized loss (gain) on foreign currency forwards	(15,081)	12,011
Changes in operating assets and liabilities, net of assets and liabilities assumed in business combinations:
Accounts receivable	(2,172)	(2,591)
Income tax receivable	(426)	(1,590)
Prepaid expenses and other current assets	(2,519)	(4,938)
Accounts payable	1,151	6,668
Accrued expenses	1,748	(3,394)
Income tax payable	7,087	1,272
Deferred revenue	29,667	25,392
Other non-current liabilities	3,520	3,976

Net cash provided by operating activities	119,094	111,415

Cash flows from investing activities
Acquisition of businesses, net of cash acquired	—	(17,847)
Change in restricted cash	122	166
Purchases of intangibles and other assets	(278)	(303)
Purchases and sales of non-marketable investments	(3,866)	(10,135)
Purchases of short-term investments	(379,387)	(473,331)
Proceeds from maturities and redemptions of marketable securities	272,022	23,048
Proceeds from sales of marketable securities	1,525	4,358
Net settlement of foreign currency forwards	15,081	(12,011)
Purchases of property and equipment	(23,792)	(20,456)

Net cash used in investing activities	(118,573)	(506,511)

Cash flows from financing activities
Proceeds from borrowings on convertible senior notes, net	—	390,978
Proceeds from issuance of warrants	—	38,278
Purchase of convertible note hedge	—	(85,853)
Other financing activities	—	(919)
Proceeds from exercise of options to purchase common stock	9,640	22,827
Excess tax benefit from stock-based compensation	8,161	2,583

Net cash provided by financing activities	17,801	367,894

Effect of exchange rate changes on cash and cash equivalents	(9,354)	(5,303)

Net increase (decrease) in cash and cash equivalents	8,968	(32,505)
Cash and cash equivalents at beginning of period	292,325	324,608

Cash and cash equivalents at end of period	$301,293	$292,103

Cash paid for interest	$503	$253
Cash paid for taxes, net of refunds	$2,091	$3,727
Supplemental disclosure of non-cash activities
Changes to accrued capital expenditures	$2,455	$—
Changes to redemption value of noncontrolling interests	$914	$851

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of HomeAway, Inc. and its wholly and majority-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, for interim financial reporting and applicable quarterly reporting regulations of the Securities and Exchange Commission, (the “SEC”). All significant intercompany transactions and balances have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying interim unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting of normal recurring adjustments and those items discussed in these notes, necessary for a fair statement of the Company’s financial position, as of September 30, 2015 and December 31, 2014, results of operations for the three and nine months ended September 30, 2015 and September 30, 2014, comprehensive income (loss) for the three and nine months ended September 30, 2015 and September 30, 2014, cash flows for the nine months ended September 30, 2015 and September 30, 2014, and changes in stockholders’ equity for the nine months ended September 30, 2015. Certain information and disclosures normally included in the notes to the annual financial statements prepared in accordance with GAAP have been omitted from these interim condensed consolidated financial statements pursuant to the rules and regulations of the SEC. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Operating results for this interim period are not necessarily indicative of the results that may be expected for the year ending December 31, 2015, or for any other period.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements; and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. These differences could have a material effect on the Company’s future results of operations and financial position. Significant items subject to estimates and assumptions include certain revenues, traveler guarantees, the allowance for doubtful accounts, marketable and non-marketable investments, goodwill and other indefinite-lived intangible assets, definite-lived intangible assets, depreciation and amortization, stock-based compensation, deferred income taxes and noncontrolling interests.

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

Short-term investments are classified as available-for-sale and reported at fair value using the specific identification method. Unrealized gains and losses are excluded from earnings and reported as a component of other comprehensive income (loss), net of tax. Additionally, the Company periodically assesses whether an other than temporary impairment loss on investments has occurred due to declines in fair value or other market conditions. Declines in fair value considered other-than-temporary are recorded as an impairment in the condensed consolidated statement of operations. The Company did not record impairments of its investments during any of the periods presented.

The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued liabilities and deferred revenue approximate fair value because of the relatively short maturity of these instruments.

The following table summarizes the basis used to measure certain financial assets at fair value on a recurring basis in the Company’s condensed consolidated balance sheet at September 30, 2015 (in thousands):

	Balance as of September 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents
Money market funds	$151,691	$151,691	$—	$—

Total cash equivalents	151,691	151,691	—	—
Restricted cash
Time deposits	1,983	—	1,983	—

Total restricted cash	1,983	—	1,983	—
Short-term investments
U.S. government agency bonds	23,339	—	23,339	—
Time deposits	39,529	—	39,529	—
Corporate bonds	346,782	—	346,782	—
International government bonds	21,390	—	21,390	—
Municipal bonds	187,303	—	187,303	—

Total short-term investments	618,343	—	618,343	—

Total financial assets	$772,017	$151,691	$620,326	$—

The following table summarizes the basis used to measure certain financial assets at fair value on a recurring basis in the Company’s condensed consolidated balance sheet at December 31, 2014 (in thousands):

	Balance as of December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents
Money market funds	$183,008	$183,008	$—	$—
Municipal bonds	1,001	—	1,001	—

Total cash equivalents	184,009	183,008	1,001	—
Restricted cash				—
Time deposits	2,058	—	2,058	—

Total restricted cash	2,058	—	2,058	—
Short-term investments
Time deposits	21,726	—	21,726	—
Corporate bonds	353,212	—	353,212	—
International government bonds	1,501	—	1,501	—
Municipal bonds	140,406	—	140,406	—
Commercial paper	3,999	—	3,999	—

Total short-term investments	520,844	—	520,844	—

Total financial assets	$706,911	$183,008	$523,903	$—

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

	September 30, 2015	December 31, 2014
Demand deposit accounts	$149,602	$108,316
Money market funds	151,691	183,008
Municipal bonds	—	1,001

Total cash and cash equivalents	$301,293	$292,325

Restricted Cash

Restricted cash of $2,200,000 and $2,492,000 at September 30, 2015 and December 31, 2014, respectively, was held in accounts owned by the Company to secure property licenses, leased office space, credit card availability and reimbursable direct debits due from the Company. Restricted cash is recorded as “Other non-current assets” on the Company’s condensed consolidated balance sheets.

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

Cash flows from purchases, sales and maturities of available-for-sale securities are classified as investing activities and reported gross, including any related premiums or discounts. Premiums related to purchases of available-for-sale securities were $9,240,000 and $11,239,000 during the nine months ended September 30, 2015 and 2014, respectively. Short-term investments consisted of the following (in thousands):

	September 30, 2015
	Gross Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S government agency bonds	$23,375	$3	$(39)	$23,339
Time deposits	39,529	—	—	39,529
Corporate bonds	346,949	141	(308)	346,782
International government bonds	21,418	—	(28)	21,390
Municipal bonds	187,254	83	(34)	187,303

Total short-term investments	$618,525	$227	$(409)	$618,343

	December 31, 2014
	Gross Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Time deposits	$21,726	$—	$—	$21,726
Corporate bonds	353,957	7	(752)	353,212
International government bonds	1,504	—	(3)	1,501
Municipal bonds	140,455	45	(94)	140,406
Commercial paper	3,999	—	—	3,999

Total short-term investments	$521,641	$52	$(849)	$520,844

For fixed income securities with unrealized losses as of September 30, 2015, the Company does not intend to sell any of these investments; and the Company expects it will not be required to sell any of these investments before recovery of the entire amortized cost basis. The Company has evaluated these fixed income securities and determined that no credit losses exist. Accordingly, the Company has determined that the unrealized losses on fixed income securities as of September 30, 2015 were temporary in nature.

The following table summarizes the contractual underlying maturities of the Company’s short-term investments (in thousands):

	September 30, 2015
	Less than 1 Year	1 to 3 Years	Total
U.S government agency bonds	$597	$22,742	$23,339
Time deposits	25,951	13,578	39,529
Corporate bonds	203,039	143,743	346,782
International government bonds	15,192	6,198	21,390
Municipal bonds	131,167	56,136	187,303

Total short-term investments	$375,946	$242,397	$618,343

	December 31, 2014
	Less than 1 Year	1 to 3 Years	Total
Time deposits	$21,479	$247	$21,726
Corporate bonds	240,570	112,642	353,212
International government bonds	1,501	—	1,501
Municipal bonds	87,615	52,791	140,406
Commercial paper	3,999	—	3,999

Total short-term investments	$355,164	$165,680	$520,844

Non-marketable Cost Investments

During the nine months ended September 30, 2015, the Company invested $2,799,000 for a non-controlling equity interest in a privately-held vacation rental website company in Canada and $2,000,000 for a non-controlling equity interest in a privately-held vacation rental website company in Turkey. The Company also has a non-controlling equity interest in a privately-held company in China with a carrying value of $19,498,000 and a non-controlling equity investment with a carrying value of $15,000,000 in a privately-held company in the United States that operates a travel research application and website.

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

Accounts Receivable

Accounts receivable are generated from credit card merchants who process the Company’s property listing sales, property listings sold on installments to the Company’s customers, partners who advertise the Company’s inventory on their websites and/or sell ancillary products to the Company’s customers and Internet display advertising. Accounts receivable outstanding beyond the contractual payment terms are considered past due. The Company determines its allowance for doubtful accounts by estimating losses on receivables based on known troubled accounts and historical experiences of losses incurred.

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Computer equipment and purchased software are generally depreciated over three years. Furniture and fixtures are generally depreciated over five to ten years. Leasehold improvements are depreciated over the shorter of the contractual lease period or estimated useful life. Upon disposal, property and equipment and the related accumulated depreciation are removed and the resulting gain or loss is reflected in the condensed consolidated statements of operations. Ordinary maintenance and repairs are charged to expense, while expenditures that extend the physical or economic life of the assets are capitalized.

The Company capitalizes certain internally developed software and website development costs. These capitalized costs were approximately $38,759,000 and $36,038,000 at September 30, 2015 and December 31, 2014, respectively, and are included in property and equipment, net, in the condensed consolidated balance sheets. Internally developed software costs are generally depreciated over five years.

The Company recorded depreciation expense on internally developed software and website development costs as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Depreciation expense on internally developed software and website development costs	$1,677	$1,343	$4,867	$3,947

Goodwill and Intangible Assets

Goodwill arises from business combinations and is measured as the excess of the purchase consideration over the sum of the acquisition-date fair values of tangible and identifiable intangible assets acquired, less any liabilities assumed. The Company uses estimates and assumptions to value assets acquired and liabilities assumed at the acquisition date, and these estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, adjustments to the assets acquired and liabilities assumed are recorded with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the condensed consolidated statements of operations.

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

For goodwill and indefinite-lived intangible assets, the Company completes a “Step 0” analysis, which involves evaluating qualitative factors, including macroeconomic conditions, industry and market considerations, cost factors and overall financial performance related to its goodwill and its indefinite-lived intangible assets. If the Company’s “Step 0” analysis indicates that it is more likely than not that the fair value of a reporting unit or of an indefinite-lived intangible asset is less than its carrying amount, then the Company would perform a quantitative two-step impairment test. The quantitative analysis compares the fair value of the Company’s reporting unit or indefinite-lived intangible assets to its carrying amount, and an impairment loss is recognized equivalent to the excess of the carrying amount over fair value. If, after assessing the totality of events or circumstances, the Company determines that it is more likely than not that the fair value of a reporting unit or indefinite-lived intangible asset exceeds its carrying amount, then the quantitative impairment tests are unnecessary.

The Company performs an evaluation of goodwill and indefinite-lived intangible assets for impairment annually in the fourth quarter of its fiscal year.

The determination of whether or not goodwill or indefinite-lived intangible assets have become impaired involves a significant level of judgment. Changes in the Company’s strategy and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of goodwill or indefinite-lived intangible assets.

No impairment of goodwill or indefinite-lived intangible assets was identified in any of the periods presented.

Identifiable intangible assets consist of trade names, customer relationships, developed technology, domain names and contractual non-competition agreements associated with acquired businesses. Intangible assets with finite lives are amortized over their estimated useful lives on a straight-line basis and reviewed for impairment whenever events or changes in circumstances indicate that an asset’s carrying value may not be recoverable (see Note 3). The straight-line method of amortization represents the Company’s best estimate of the distribution of the economic value of the identifiable intangible assets.

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

The Company generates revenue from the sale of hosted software solutions where revenue is recognized on a straight-line basis over the contract term, generally one year. Certain implementation services are essential to the customer’s use of the Company’s hosted software solutions. Accordingly, the Company recognizes implementation revenue ratably over the estimated period of the hosting relationship, which is three years. Recognition starts once the product has been made available to the customer.

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

The Company uses the “with and without” approach in determining the order in which tax attributes are utilized. As a result, the Company only recognizes a tax benefit from stock-based awards in additional paid-in capital if an incremental tax benefit is realized after all other tax attributes currently available to the Company have been utilized. When tax deductions from stock-based awards are less than the cumulative book compensation expense, the tax effect of the resulting difference is charged first to additional paid-in capital to the extent of the Company’s pool of windfall tax benefits with any remainder recognized in income tax expense. The Company has determined that it has a sufficient windfall pool available and therefore no amounts have been recognized as income tax expense. In addition, the Company accounts for the indirect effects of stock-based awards on other tax attributes through the condensed consolidated statements of operations.

The gross benefits of tax deductions in excess of recognized compensation costs are reported as financing cash inflows, but only when such excess tax benefits are realized by a reduction to current taxes payable.

The following table summarizes the excess tax benefit that the Company recorded (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Excess tax benefit from stock-based compensation, net	$5,200	$1,362	$7,494	$2,583

This tax benefit has been recorded as additional paid-in capital on the Company’s condensed consolidated balance sheets.

Defined Benefit Pension Plan

During the nine months ended September 30, 2015, the Company recorded an adjustment to correct a prior period accounting error related to the Company’s defined benefit pension plan for one of its foreign subsidiaries. The adjustment increased the Company’s liabilities by approximately $4,200,000 and decreased other comprehensive income by approximately $4,000,000 and income before income taxes by approximately $200,000 as of and during the nine months ended September 30, 2015. The Company does not believe these adjustments are material to the consolidated financial statements for the three and nine months ended September 30, 2015, the expected annual results for 2015 or to the consolidated financial statements of any prior period.

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

The following table summarizes the foreign exchange loss that the Company recorded (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Foreign exchange loss	$279	$1,432	$930	$6,421

Derivative Financial Instruments

As a result of the Company’s international operations, it is exposed to various market risks that may affect its consolidated results of operations, cash flows and financial position. These market risks include, but are not limited to, fluctuations in currency exchange rates. The Company’s primary foreign currency exposures are in Euros, British Pounds, Brazilian Real, Australian Dollars, Singapore Dollars and New Zealand Dollars. As a result, the Company faces exposure to adverse movements in currency exchange rates as the financial results of its operations are translated from local currency into U.S. dollars. Additionally, foreign exchange rate fluctuations on transactions denominated in currencies other than the functional currency result in gains and losses that are reflected in other income (expense) in the Company’s condensed consolidated statements of operations.

The Company may enter into derivative instruments to hedge certain net exposures of nonfunctional currency denominated assets and liabilities, primarily related to intercompany loans, even though it does not elect to apply hedge accounting or hedge accounting does not apply. Gains and losses resulting from a change in fair value for these derivatives are reflected in the period in which the change occurs and are recognized on the condensed consolidated statement of operations in other income (expense). Cash flows from these contracts are classified within cash flows from investing activities on the condensed consolidated statements of cash flows.

The Company does not use financial instruments for trading or speculative purposes. The Company recognizes all derivative instruments on the balance sheet at fair value and its derivative instruments are generally short-term in duration. The Company is exposed to the risk that counterparties to derivative contracts may fail to meet their contractual obligations.

The following table shows the fair value and notional amounts of the Company’s outstanding or unsettled derivative instruments that are not designated as hedging instruments covering foreign currency exposures as of September 30, 2015 which settled October 2, 2015 (in thousands):

	September 30, 2015
	Significant Other Observable Inputs (Level 2)
	Gross Amount of Recognized Assets/Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amount Presented in the Balance Sheet	U.S. Dollar Notional
Prepaid expense and other current assets	$1,173	$—	$1,173	$41,301
Accrued expenses	(656)	—	(656)	129,303

Total	$517	$—	$517	$170,604

In addition to the notional amounts listed above, the Company entered into new derivative contracts with notional amounts of $157,735,000 on September 30, 2015 with a closing date of January 5, 2016.

The following table shows the fair value and notional amounts of the Company’s outstanding or unsettled derivative instruments that are not designated as hedging instruments covering foreign currency exposures as of December 31, 2014 which settled January 2, 2015 (in thousands):

	December 31, 2014
	Significant Other Observable Inputs (Level 2)
	Gross Amount of Recognized Assets/Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amount Presented in the Balance Sheet	U.S. Dollar Notional
Prepaid expense and other current assets	$4,506	$—	$4,506	$157,164
Accrued expenses	(67)	—	(67)	11,562

Total	$4,439	$—	$4,439	$168,726

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

Comprehensive Income (Loss) Attributable to HomeAway, Inc.

Comprehensive income (loss) attributable to HomeAway, Inc. consists of net income (loss), foreign currency translation adjustments, unrealized gain (loss) on short-term investments, defined benefit pension plan adjustments and comprehensive loss attributable to noncontrolling interests.

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

In September 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, including the effects on current-period income that would have been recognized in previous periods if the adjustments were recognized as of the acquisition date. The new standard is effective for fiscal years, and interim period within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Company is currently evaluating the effect that the update standard will have on its consolidated financial statements and related disclosures.

3. Goodwill and Other Intangible Assets

Goodwill

Changes in the Company’s goodwill balance are summarized in the table below (in thousands):

Balance at December 31, 2013	$507,611
Acquired in business combinations	11,647
Foreign currency translation adjustment	(26,098)
Post-acquisition goodwill adjustment for Stayz	511

Balance at December 31, 2014	493,671
Foreign currency translation adjustment	(33,622)

Balance at September 30, 2015	$460,049

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

Intangible Assets

The Company’s intangible assets, excluding goodwill, primarily consist of assets acquired in business combinations and are recorded at estimated fair value on the date of acquisition. The Company’s finite-lived intangible assets are summarized in the table below (in thousands):

		September 30, 2015			December 31, 2014
	Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade names and trademarks	10	$28,525	$(9,572)	$18,953	$30,316	$(8,396)	$21,920
Developed technology	2-8	20,290	(14,748)	5,542	21,293	(13,231)	8,062
Customer relationships	6-14	53,436	(27,650)	25,786	57,656	(25,512)	32,144
Noncompete agreements and domain names	2-5	1,949	(1,256)	693	2,224	(923)	1,301

Total		$104,200	$(53,226)	$50,974	$111,489	$(48,062)	$63,427

Amortization of noncompete agreements is recorded over the term of the agreements.

The following table summarizes amortization expense (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Amortization expense	$2,819	$3,397	$8,713	$10,163

The Company has the following indefinite-lived intangible assets recorded in its consolidated balance sheet (in thousands):

	September 30,	December 31,
	2015	2014
Trade names	$7,029	$7,029

4. Accrued Expenses

The Company’s accrued expenses are comprised of the following (in thousands):

	September 30,	December 31,
	2015	2014
Compensation and related benefits	$19,591	$21,413
Taxes	6,810	4,954
Marketing	5,131	4,115
Gift cards	4,103	5,654
Contracting, consulting and professional fees	3,111	3,254
Traveler guarantee	1,246	1,790
Foreign exchange-forward contracts	683	99
Other	9,771	8,976

Total	$50,446	$50,255

5. Convertible Senior Notes

Convertible Senior Notes

		Equity		Carrying Value of Convertible
		Component		Senior Notes as of
		Recorded		September 30,	December 31,
(In thousands)	Par Value	at Issuance		2015	2014
0.125% Convertible Senior Notes due April 1, 2019	$402,500	$90,887	(1)	$329,905	$316,181

(1)	This amount represents the equity component recorded at the initial issuance of the 0.125% convertible senior notes.

In March 2014, the Company issued at par value $402.5 million of 0.125% convertible senior notes (the “Notes”) due April 1, 2019, unless earlier purchased by the Company or converted. Interest is payable semi-annually, in arrears on April 1 and October 1 of each year, commencing October 1, 2014.

The Notes are governed by an indenture between the Company, as issuer, and U.S. Bank National Association, as trustee. The Notes are unsecured and do not contain any financial covenants or any restrictions on the payment of dividends, the incurrence of senior debt or other indebtedness or the issuance or repurchase of securities by the Company.

If converted, holders will receive cash and/or shares of the Company’s common stock, at the Company’s election. The Company’s intent is to settle the principal amount of the Notes in cash upon conversion. As a result, upon conversion of the Notes, only the amounts payable in excess of the principal amount of the Notes are considered in diluted earnings per share under the treasury stock method.

	Conversion Rate per $1,000 Par Value	Initial Conversion Price per Share	Free Convertibility Date
0.125% Convertible Senior Notes	19.1703	$52.16	October 1, 2018

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

As of September 30, 2015, the Notes are not convertible.

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

The Notes consist of the following (in thousands):

	September 30,	December 31,
	2015	2014
Liability component:
Principal:
0.125% Convertible Senior Notes	$402,500	$402,500
Less: debt discount, net
0.125% Convertible Senior Notes	(72,595)	(86,319)

Net carrying amount	$329,905	$316,181

The Notes are included in the consolidated balance sheets within convertible senior notes, net, which is classified as a non-current liability. The debt discount is amortized over the life of the Notes using the effective interest rate method.

The total estimated fair value of the Company’s Notes at September 30, 2015 was $293.3 million. The fair value of the Notes was determined based on inputs that are observable in the market (Level 2).

Based on the closing price of the Company’s common stock of $26.54 on September 30, 2015, the if-converted value of the Notes was less than their principal amount.

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

Separately, in March 2014, the Company also entered into warrant transactions (the “Warrants”), whereby the Company sold warrants to acquire, subject to anti-dilution adjustments, shares of the Company’s common stock at $81.14 per share. The Warrants have a term of five years from the date of issuance. If the average market value per share of the Company’s common stock for the reporting period, as measured under the Warrants, exceeds the strike price of the Warrants, the Warrants would have a dilutive effect on the Company’s earnings per share if the Company reports net income for the reporting period. The Warrants were anti-dilutive for the period ended September 30, 2015. The Warrants are separate transactions, entered into by the Company and are not part of the terms of the Notes or Note Hedges. Holders of the Notes will not have any rights with respect to the Warrants.

Interest Expense

The following table sets forth total interest expense recognized related to the Notes (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
0.125% coupon	$126	$126	$378	$252
Amortization of debt issuance costs	14	13	40	26
Amortization of debt discount	4,641	4,378	13,724	8,694

Total	$4,781	$4,517	$14,142	$8,972

6. Commitments and Contingencies

Leases

The Company leases its facilities and certain office equipment under noncancellable operating leases.

The following table summarizes total rental expense (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Rental expense	$1,733	$1,911	$5,754	$5,134

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

Expected future claims for traveler guarantees, which are presented as a current liability in the Company’s condensed consolidated balance sheets, and changes for the guarantees, are as follows (in thousands):

Traveler guarantee liability at December 31, 2013	$956
Costs accrued for new and expected future claims	3,576
Guarantee obligations honored	(2,742)

Traveler guarantee liability at December 31, 2014	$1,790
Costs accrued for new and expected future claims	1,216
Guarantee obligations honored	(1,760)

Traveler guarantee liability at September 30, 2015	$1,246

The Company maintains a guarantee of £5,000,000 (approximately $7,595,000 as of September 30, 2015) to a bank in the United Kingdom for extending credit to the Company in connection with the wholly owned United Kingdom subsidiary’s business of collecting its subscription revenue in advance via credit card payments.

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

7. Stock-Based Compensation

During the three and nine months ended September 30, 2015, the Company issued an aggregate of 502,383 and 1,686,767 restricted stock units, respectively, under its 2011 Equity Incentive Plan (the “2011 Plan”), for an aggregate fair value of $14,261,000 and $49,261,000, respectively. Additionally, during the three and nine months ended September 30, 2015, the Company issued an aggregate of 83,644 and 947,986 options, respectively, to purchase common stock under the 2011 Plan for an aggregate fair value of $958,000 and $9,995,000, respectively.

The following table summarizes the total stock-based compensation expense (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Cost of revenue	$881	$847	$2,615	$2,415
Product development	3,931	3,485	10,769	9,589
Sales and marketing	3,152	2,763	9,003	7,868
General and administrative	4,654	5,576	15,100	15,710

Total	$12,618	$12,671	$37,487	$35,582

8. Redeemable Noncontrolling Interests

During the year ended December 31, 2013, the Company acquired 68.5% of the outstanding stock of Travelmob Pte. Ltd. (“travelmob”) and 55% of the outstanding stock of Bookabach Limited. During the year ended December 31, 2014, the Company acquired an additional 20% of the outstanding equity of Bookabach Limited, increasing its ownership to 75%. The redeemable noncontrolling interests are reported on the condensed consolidated balance sheets as redeemable noncontrolling interests.

The Company recognizes changes to the redemption value of noncontrolling interests as they occur by adjusting the carrying value to estimated redemption value at the end of each reporting period.

Changes in the Company’s redeemable noncontrolling interests are summarized in the table below (in thousands):

Balance at December 31, 2013	$10,584
Net loss attributable to noncontrolling interests	(1,839)
Changes to redemption value of noncontrolling interests	2,421
Repurchase of redeemable noncontrolling interests	(1,461)
Currency translation adjustments	37

Balance at December 31, 2014	$9,742
Net loss attributable to noncontrolling interests	(1,623)
Changes to redemption value of noncontrolling interests	914

Balance at September 30, 2015	$9,033

In October 2015, the Company acquired the remaining outstanding equity interest of travelmob (see Note 12).

9. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of the following (in thousands):

	September 30,	December 31,
	2015	2014
Foreign currency translation adjustments	$(56,276)	$(27,252)
Unrealized losses on short-term investments	(183)	(801)
Defined benefit pension plan adjustments	(4,149)	—

Total	$(60,608)	$(28,053)

10. Income Taxes

The following table summarizes the total income tax expense that the Company recorded, and the related effective tax rate, for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Income tax expense	$5,625	$845	$9,757	$5,909
Effective tax rate	36.3%	13.9%	65.1%	31.5%

At September 30, 2015, the Company’s effective tax rate estimate for the year ending December 31, 2015 differed from the statutory rate primarily due to losses in certain foreign jurisdictions for which a benefit cannot be recorded at this time, non-deductible stock compensation charges and state taxes, which is offset by the effect of different statutory tax rates in foreign jurisdictions and certain items recorded discretely in the nine months ended September 30, 2015. Those discrete items include a tax benefit due to disqualifying dispositions of incentive stock options, a tax benefit due to an income tax reserve release, a tax benefit for adjustments to the recognized value of the Company’s federal and Texas research and experimentation tax credit carryforwards and a tax benefit of $0.4 million related to a correction of an immaterial prior period transfer pricing error, offset by tax expense related to the amortization of tax charges on the intercompany sale of assets that were deferred in prior periods. The effective tax rate for the three months ended September 30, 2015 is lower than the effective tax rate estimated for the full year ending December 31, 2015 due to higher income before income taxes in the three months as well as the mix of earnings between income and loss jurisdictions.

On July 27, 2015, in Altera Corp. v. Commissioner, the U.S. Tax Court issued a taxpayer-favorable opinion related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. A final decision has yet to be issued by the Tax Court due to other outstanding issues related to the case, and the decision is subject to appeal by the Internal Revenue Service. At this time, the U.S. Department of the Treasury has not withdrawn the requirement to include stock-based compensation from its regulations. The Company has reviewed this case and its impact and has concluded that no adjustment to the consolidated financial statements is appropriate at this time. The Company will continue to monitor ongoing developments and potential impacts to the condensed consolidated financial statements.

At September 30, 2014, the Company’s effective tax rate estimate differed from the statutory rate primarily due to non-deductible stock compensation charges and state taxes, which was partially offset by the effect of different statutory tax rates in foreign jurisdictions and certain items recorded discretely in the nine months ended September 30, 2014. Those discrete items include a tax benefit due to disqualifying dispositions of incentive stock options, a tax benefit for a state tax apportionment change related to a prior period, a tax benefit for adjustments to the recognized value of our federal and Texas research and experimentation tax credit carryforwards, and a tax benefit resulting from the filing of certain 2013 tax returns, offset by tax expense related to the amortization of tax charges on the intercompany sale of assets that were deferred in prior periods. In addition, the merger of our wholly owned subsidiaries in Spain in the three months ended September 30, 2014 resulted in tax basis intangibles which will be deductible in future periods, with a tax benefit of $2.5 million recorded discretely.

11. Net Income Per Share Attributable to HomeAway, Inc.

The following table sets forth the computation of basic and diluted net income per share of common stock (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Numerator
Net income attributable to HomeAway, Inc.	$10,417	$4,912	$5,942	$13,222

Denominator
Weighted average common shares outstanding - basic	95,716	94,106	95,162	93,507
Dilutive effect of stock options, warrants and restricted stock units	1,972	2,283	2,227	2,851

Weighted average common shares outstanding - diluted	97,688	96,389	97,389	96,358

Net income per share attributable to HomeAway, Inc.:
Basic	$0.11	$0.05	$0.06	$0.14
Diluted	$0.11	$0.05	$0.06	$0.14

The following common equivalent shares were excluded from the calculation of diluted net loss per share attributable to HomeAway, Inc. as their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Stock options	3,295	2,604	3,089	2,038
Restricted stock units	547	62	21	49
Warrants	7,716	7,716	7,716	7,716

Total common equivalent shares excluded	11,558	10,382	10,826	9,803

12. Subsequent Events

(i)	On October 1, 2015, the Company acquired Dwellable, Inc., a United States company that is the creator of an online vacation rental search engine and mobile application that provides unique, interactive ways for travelers to find and book vacation rentals, for cash consideration of $18.0 million.

(ii)	In the fourth quarter of 2013, the Company acquired a controlling interest in travelmob. Under the terms of the acquisition agreement, the Company had a call option to purchase the remaining non-controlling interest of travelmob for the period defined in the agreement beginning on December 31, 2016. In the event the Company did not exercise its call option to purchase the remaining shares of travelmob by such deadline, the remaining travelmob stockholders had a put option to require the Company to repurchase their remaining interest for the period defined in the agreement beginning on February 1, 2017. The call and put were accounted for as embedded features of the non-controlling interest.

In October 2015, the Company and the non-controlling interest holders agreed to terminate the call and put options and the Company acquired the remaining outstanding equity interest of travelmob. In connection with the mutual termination of the options, in the fourth quarter of 2015, the Company will recognize an operating expense charge of approximately $3.9 million representing the amount paid for the acquisition of the non-controlling interest in excess of the fair value of the non-controlling interest prior to the termination of the options.

(iii)	On November 4, 2015, the Company, Expedia, Inc., a Delaware corporation (“Expedia”), and HMS 1, Inc., a Delaware corporation and a direct wholly owned subsidiary of Expedia (“Purchaser”)entered into an Agreement and Plan of Reorganization (the “Merger Agreement”).

Pursuant to the Merger Agreement, Purchaser commenced a tender offer to acquire all of the outstanding shares of Company common stock for an equity value of approximately $3.9 billion in cash and Expedia common stock, representing a per share price for HomeAway shares of $38.31, based on Expedia’s closing price on November 3, 2015. Under the terms of the transaction, Expedia will offer to acquire each outstanding share of common stock of HomeAway in exchange for $10.15 in cash and 0.2065 of a share of Expedia common stock. Under the terms of the transaction, Expedia will acquire each outstanding share of common stock of HomeAway through a tender offer, followed by a second-step merger.

The Board of Directors of the Company unanimously approved the Merger Agreement and the consummation of the transactions contemplated thereby, including the tender offer and the Mergers. Consummation of the transactions is subject to the satisfaction or, if permissible, waiver of customary closing conditions, including there having been validly tendered and not validly withdrawn prior to the expiration of the tender offer a majority of all then outstanding shares of Company common stock, the absence of certain legal impediments and the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

The Merger Agreement contains certain termination rights, including the right of the Company to terminate the Merger Agreement to accept a superior proposal (subject to compliance with certain notice and other requirements). The Merger Agreement provides that, in connection with termination of the Merger Agreement by the Company or Expedia upon specified conditions, the Company will be required to pay to Expedia a termination fee of $138 million. In addition, subject to certain exceptions and limitations, the Company or Expedia may terminate the Merger Agreement if the Merger is not consummated by May 4, 2016 (or as such date may be extended pursuant to the terms of the Merger Agreement).

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

Overview

HomeAway, Inc. and its wholly and majority-owned subsidiaries (“HomeAway”, the “Company”, “we”, “us” and “our”) operate the world’s largest online marketplace for the vacation rental industry, bringing together millions of travelers seeking vacation rentals online with the property owners and managers of over one million vacation rental properties located in over 190 countries around the world. Our portfolio includes leading global vacation rental websites. During the three and nine months ended September 30, 2015, our websites attracted approximately 272 million and 834 million website visits, respectively, and as of September 30, 2015, our global marketplace included approximately 1.2 million paid listings. We continue to focus on providing the largest selection of properties to travelers and the most qualified inquiries and bookings to property owners and managers.

The majority of our revenue is generated from our paid listing business. Our subscription listings generate the majority of our paid listing revenues and generally have annual terms. We continued to improve monetization of our subscription listing base in the three and nine months ended September 30, 2015 through pricing and product changes including continued adoption of our tiered pricing structure and sales of bundled listings. This improved monetization can be seen in the increase in our average revenue per subscription listing measured on a constant currency basis for the three and nine months ended September 30, 2015. Tiered pricing allows property owners and managers with paid subscriptions to improve their position in search results by purchasing a higher subscription level, or tier. Bundled listings provide subscribers the opportunity to purchase additional distribution on multiple HomeAway websites. We also offer performance-based pricing on most websites, which allows property owners and managers to list their properties for free and pay a commission for bookings. In order to grow our revenue from performance-based listings, we will continue to focus on increasing the number of bookings for these customers. Additionally, we believe that we can grow the number of performance-based paid listings and generate additional bookings and revenue.

We believe a large selection of qualified properties is necessary to attract and retain travelers. Our total paid listings grew from September 30, 2014 to September 30, 2015 by 15.5% as we added approximately 160,000 new paid listings, net of non-renewals. Subscription listings declined slightly compared to last year as new subscriptions were offset with non-renewals. However performance-based listings grew by 50.5% to approximately 480,000 listings as property owners and managers continued to adopt the new performance-based model. We expect performance-based listings will continue to grow at a faster rate than subscriptions. Additionally, we are continually investing in product enhancements and property owner and manager communications to encourage high quality listings on our websites to ensure a positive experience for travelers.

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

We consider a listing to be online bookable when it has a fully updated calendar and rates, which allows the traveler to accurately estimate the cost of the stay. In some cases the booking will take place immediately and in other cases our property owners and managers will require additional information before accepting or rejecting the booking request. As to payment processing, property owners and managers are encouraged but not required to use our payments platform which is continuously being improved to support multiple payment methods. This is important for our global marketplace. We also allow payments to be processed offline or through integrated platforms. Property owners and managers, in some countries, can make value-added products available for purchase through our payments platform. We believe adoption and increased use of our platform over time will allow us to earn more revenue from ancillary products and fees while providing a more secure and efficient payment mechanism for travelers. We plan to introduce new products and services for travelers, property owners and managers which we believe will provide further opportunities to generate revenue through our marketplace.

We believe bringing travelers to our online marketplace is necessary to attract and retain vacation rental owners and managers as well as increase revenue from commissions and value-added-services. It is also critical for us to increase the rate at which travelers book vacation rentals with our property owners and managers. To meet these challenges, which are even more important with the increase in performance-based listings, we are focused on a combination of marketing strategies including pay-per-click advertising, search engine optimization and brand and display advertising, with a goal of driving more travelers and bookings to our websites as well as increasing the exposure of the vacation rental category. We expect spending in sales and marketing to increase over time as we add online and offline marketing campaigns to increase our brand awareness to travelers and property owners and managers, and as we increase our marketing support for our growing performance-based listing base. During the nine months ended September 30, 2015, we increased our sales and marketing expenses by $26.6 million compared to the nine months ended September 30, 2014. We are continuously investing in product enhancements to make it easier for travelers visiting our websites to search and find the right property, to inquire and to book their stay.

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

Acquisitions

Since our inception and through September 30, 2015, we have acquired 22 businesses as part of our growth strategy. Our acquisitions have presented, and certain of them continue to present, significant integration challenges. They have required us to integrate new operations, offices and employees and to formulate and execute on marketing, product and technology strategies associated with the acquired businesses. In some cases, we continue to manage multiple brands and technology platforms of the acquired businesses, which has increased our cost of operations. Challenges of this nature are likely to arise if we acquire businesses in the future.

Growth Opportunities and Trends

We believe that our ability to further grow our revenue will depend largely on increasing the number of paid listings, increasing revenue per listing and increasing revenue from other products, services and fees through our marketplace. Our achievement of these objectives will further depend on our ability to successfully enable more online bookable listings and to drive more bookings to our paid listings. Achieving growth in the number of paid listings involves our ability to increase our paid listing renewal rates, reach new property owners and managers through marketing or telesales activities or obtain new paid listings through geographic expansion, strategic acquisitions or investments. We believe that increasing revenue per listing and revenue from other products and services will involve our ability to successfully drive more transactions through our platform as well as increased adoption of our products and services, such as higher adoption of our payments platform. Furthermore, we believe our ability to successfully modify or introduce new products, services and fees will be important in achieving future revenue growth.

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

Key financial highlights for the three months ended September 30, 2015 include the following:

•	Total revenue was $130.7 million compared to $117.1 million in the third quarter of 2014, or an increase of 11.6%; measured on a constant currency basis, total revenue increased by 19.8%;

•	Percentage of total revenue from outside the United States was 34.4% in the third quarter, compared to 40.6% in the third quarter of 2014; total revenue from outside the United States in the third quarter of 2015 included 29.3% from Europe and 5.1% from South America and the Asia Pacific region;

•	Listing revenue was $106.5 million compared to $96.6 million in the third quarter of 2014 and contributed 81.5% of total revenue compared to 82.5% in the third quarter of 2014;

•	Net income attributable to HomeAway, Inc. was $10.4 million, or $0.11 per diluted share, compared to net income of $4.9 million, or $0.05 per diluted share, in the third quarter of 2014;

•	Cash from operating activities was $24.6 million compared to $25.5 million in the third quarter of 2014, or a decrease of 3.5%;

•	Adjusted EBITDA was $40.2 million compared to $31.6 million in the third quarter of 2014, or an increase of 27.2%; Adjusted EBITDA as a percentage of revenue was 30.8%, an increase from 27.0% in the third quarter of 2014;

•	Free cash flow was $24.9 million compared to $20.0 million in the third quarter of 2014, or an increase of 24.5%; on a trailing twelve month basis, free cash flow increased 8.6% to $127.2 million from $117.2 million in the comparable trailing twelve month period for the prior year;

•	Non-GAAP net income was $23.5 million, or $0.24 per diluted share, compared to non-GAAP net income of $18.9 million, or $0.20 per diluted share, in the third quarter of 2014; and

•	Cash, cash equivalents and short-term investments as of September 30, 2015 were $919.6 million.

For further discussion regarding Adjusted EBITDA, free cash flow and non-GAAP net income, along with reconciliations of such numbers to the most directly comparable financial measures calculated and presented in accordance with GAAP, please see the information under the caption “Discussion of Non-GAAP Financial Measures” in Item 2 of this Quarterly Report on Form 10-Q.

Key Business Metrics

In addition to traditional financial and operational metrics, we use the following business metrics to monitor and evaluate results:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Paid listings (in thousands):
Subscription listings, end of period	715	716	715	716
Performance listings, end of period	480	319	480	319

Total paid listings, end of period	1,195	1,035	1,195	1,035
Paid listings, growth year-over-year	15.5%	33.8%	15.5%	33.8%
Average revenue per subscription listing	$514	$479	$501	$476
Average revenue per subscription listing, growth year-over-year	7.3%	11.9%	5.3%	12.8%
Subscription renewal rate, end of period	72.4%	72.2%	72.4%	72.2%
Visits to websites (in millions)	272	232	834	707
Visits to websites, growth year-over-year	17.3%	17.3%	18.0%	16.6%

Paid Listings. The majority of our revenue is derived from paid listings which we regularly track as a key revenue growth indicator and to identify trends in our business and industry. The growth in paid listings is due to our marketing and selling new and additional listings to property owners and managers, the addition of performance-based listings, organic growth from property owners and managers who become aware of our websites and choose to market their properties, and new listings added through new affiliates or acquisitions. For the period, we added a significant number of performance-based listings.

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

As a result of consolidated and bundled listings, our paid listing counts will be lower because these listings previously would have been counted as multiple paid listings had they been purchased on multiple websites. The lower paid listing counts from consolidations and bundles will in turn lower our reported subscription renewal rate. However, our bundled listing products generally have a higher overall price and we expect they will increase our average revenue per subscription listing. We intend to disclose and discuss the trends of the business resulting from these consolidated listings when there is a significant impact.

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

In order to provide a comparable framework for assessing average revenue per subscription listing, excluding the effect of foreign currency fluctuations, we analyze year-over-year growth on a constant currency basis by calculating average revenue per subscription listing in the current period using exchange rates from the comparable prior period. Excluding the impact of foreign exchange rates, average revenue per subscription listing would have been $554 and $544 in the three and nine months ended September 30, 2015, respectively, an increase of 15.7% and 14.3%, respectively, when compared to $479 and $476 as reported in the three and nine months ended September 30, 2014, respectively.

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

Subscription Renewal Rate. The renewal rate for our subscription listings at the end of any period is defined as the percentage of those paid listings active at the end of the period ended twelve months prior that are still active as of the end of the current reported period. Unique property subscription listings removed from property managers’ accounts and subsequently replaced with new subscription listings within the same property manager’s account listings are not considered as renewals in our renewal rate calculation. We include most subscription listings in our calculation of renewal rate, with the exception of subscriptions sold by BedandBreakfast.com, Bookabach.co.nz and Stayz.com.au, which will remain excluded until we can further develop our systems. However, based on our review of other internal renewal rate data, we do not believe the exclusion of these brands from the renewal rate calculation materially impacts the result. We exclude pay-for-performance listings from our renewal rate analysis because they are not sold on a subscription basis.

Renewal of paid subscription listings is a key driver of revenue for our business. We track renewal rate in order to understand and improve property owners’ and managers’ satisfaction and to help us more accurately estimate our future revenue and cash flows. Our overall renewal rate for the nine months ended September 30, 2015 stayed relatively constant compared to the nine months ended September 30, 2014. Beginning in the second quarter of 2015, customers in Australia were directed to Stayz.com.au to list their property and were not able to renew their listing on HomeAway Australia. Accordingly, beginning in the second quarter of 2015, we exclude HomeAway Australia from the subscription renewal rate calculation. All periods prior to the second quarter of 2015 have been revised to exclude HomeAway Australia. We continue to make product improvements and increase our investment in demand generation for property owners and managers in order to increase customer satisfaction and improve renewal rates. In addition, several other factors affect renewal rates including our property owners’ and managers’ ability to consolidate their listings, their ability to purchase geographic bundled listings and our use of promotional pricing to attract new subscribers. Our paid subscription listing renewal rate could also be impacted by property owners and managers who elect to list their properties through our pay-per-booking commission offering, rather than paying a subscription fee. With increase adoption of our pay-per-booking listing product, we anticipate evaluating measuring a total customer retention rate in the future to complement our subscription renewal rate measure to provide a more complete picture of our marketplace supply.

Visits to Websites. We view visits to websites as a key indicator of growth in our brand awareness among users and our ability to provide our property owners and managers with inquiries and bookings from travelers. We believe that growth in visits to websites will be driven by our marketing strategies and has both a direct and indirect impact on our financial performance. We use a variety of tools to measure visits to our websites, including solutions from third parties such as Google Analytics. We also review third-party published reports to measure our results against comparable companies; however, these reports are frequently inconsistent with our internal measurements.

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

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements include the accounts of our U.S.-based operations and our partially and wholly-owned subsidiaries throughout the world and are prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. To the extent there are material differences between these estimates and our actual results, our condensed consolidated financial statements will be affected.

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

A description of our critical accounting policies that involve significant management judgments appears in our Annual Report on Form 10-K for the year ended December 31, 2014 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.”

Results of Operations

The following table presents our operating results and our operating results as a percentage of revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands, except per share data)
Condensed Consolidated Statements of Operations Data:
Revenue:
Listing	$106,484	$96,601	$301,281	$278,459
Other	24,198	20,511	74,272	58,591

Total revenue	130,682	117,112	375,553	337,050

Costs and expenses:
Cost of revenue (exclusive of amortization shown separately below)	19,361	16,926	58,472	50,291
Product development	22,058	20,212	65,235	56,952
Sales and marketing	42,963	42,234	143,850	117,251
General and administrative	23,874	22,995	72,115	69,467
Amortization expense	2,819	3,397	8,713	10,163

Total costs and expenses	111,075	105,764	348,385	304,124

Operating income	19,607	11,348	27,168	32,926

Other income (expense):
Interest expense	(4,718)	(4,373)	(13,971)	(8,842)
Interest income	927	552	2,426	1,117
Other expense, net	(338)	(1,434)	(633)	(6,452)

Total other income (expense)	(4,129)	(5,255)	(12,178)	(14,177)

Income before income taxes	15,478	6,093	14,990	18,749
Income tax expense	(5,625)	(845)	(9,757)	(5,909)

Net income	9,853	5,248	5,233	12,840
Less: Impact of noncontrolling interests, net of tax	(564)	336	(709)	(382)

Net income attributable to HomeAway, Inc.	$10,417	$4,912	$5,942	$13,222

Net income per share attributable to HomeAway Inc.:
Basic	$0.11	$0.05	$0.06	$0.14
Diluted	$0.11	$0.05	$0.06	$0.14

Weighted average number of shares outstanding:
Basic	95,716	94,106	95,162	93,507
Diluted	97,688	96,389	97,389	96,358

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Condensed Consolidated Statements of Operations as a Percentage of Revenue:
Revenue:
Listing	81.5%	82.5%	80.2%	82.6%
Other	18.5	17.5	19.8	17.4

Total revenue	100.0	100.0	100.0	100.0

Costs and expenses:
Cost of revenue (exclusive of amortization shown separately below)	14.8	14.5	15.6	14.9
Product development	16.9	17.3	17.4	16.9
Sales and marketing	32.9	36.1	38.3	34.8
General and administrative	18.3	19.6	19.2	20.6
Amortization expense	2.2	2.9	2.3	3.0

Total costs and expenses	85.0	90.3	92.8	90.2

Operating income	15.0	9.7	7.2	9.8

Other income (expense):
Interest expense	(3.6)	(3.7)	(3.7)	(2.6)
Interest income	0.7	0.5	0.6	0.3
Other expense, net	(0.3)	(1.2)	(0.2)	(1.9)

Total other income (expense)	(3.2)	(4.5)	(3.2)	(4.2)

Income before income taxes	11.8	5.2	4.0	5.6
Income tax expense	(4.3)	(0.7)	(2.6)	(1.8)

Net income	7.5	4.5	1.4	3.8
Less: Impact of noncontrolling interests, net of tax	(0.4)	0.3	(0.2)	(0.1)

Net income attributable to HomeAway, Inc.	8.0%	4.2%	1.6%	3.9%

Comparison of the Three and Nine Months Ended September 30, 2015 and 2014

Revenue

	Three Months Ended September 30,
	2015		2014		Change
Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Listing	$106,484	81.5%	$96,601	82.5%	$9,883	10.2%
Other	24,198	18.5	20,511	17.5	3,687	18.0

Total	$130,682	100.0%	$117,112	100.0%	$13,570	11.6%

	Three Months Ended September 30,
	2015		2014		Change
Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
United States	$85,759	65.6%	$69,564	59.4%	$16,195	23.3%
International	44,923	34.4	47,548	40.6	(2,625)	(5.5)

Total	$130,682	100.0%	$117,112	100.0%	$13,570	11.6%

	Nine Months Ended September 30,
	2015		2014		Change
Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Listing	$301,281	80.2%	$278,459	82.6%	$22,822	8.2%
Other	74,272	19.8	58,591	17.4	15,681	26.8

Total	$375,553	100.0%	$337,050	100.0%	$38,503	11.4%

	Nine Months Ended September 30,
	2015		2014		Change
Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
United States	$244,410	65.1%	$195,786	58.1%	$48,624	24.8%
International	131,143	34.9	141,264	41.9	(10,121)	(7.2)

Total	$375,553	100.0%	$337,050	100.0%	$38,503	11.4%

For the Three Months Ended September 30, 2015

Our overall revenue growth rate for the three months ended September 30, 2015 was 11.6%. All of our revenue growth in the period was organic revenue growth. We consider growth to be organic if generated from businesses we have owned for at least 12 months.

Listing Revenue

Our core listing business revenue increased primarily due to increases in new paid listings, increases in average revenue per subscription listing and higher performance-based commissions. Paid listings increased from 1.0 million at September 30, 2014 to 1.2 million at September 30, 2015 primarily due to selling new and additional performance-based listings to property owners and managers. For our subscription listings, our average revenue per subscription listing was $514 in the three months ended September 30, 2015 compared to $479 in the three months ended September 30, 2014, an increase of $35, or 7.3%. We continued to improve monetization of our subscription listing base through continued adoption of our tiered pricing structure and an increase in bundled listings products.

Other Revenue

Other revenue increased by $3.7 million, or 18.0%, in the three months ended September 30, 2015 compared to the three months ended September 30, 2014. Revenue from products focused on travelers and property owners, such as insurance products, the Carefree Rental Guarantee and software products increased by $3.7 million in the three months ended September 30, 2015 compared to the same period in 2014. Furthermore, a $1.4 million increase in revenue from merchant bank credit card royalties was offset by a $1.4 million decrease in advertising and other revenues in the three months ended September 30, 2015 compared to the same period in 2014.

Revenue Growth in Constant Currency

We invoice and collect payments in the Euro, British Pound, Brazilian Real, Australian Dollar, Singapore Dollar and New Zealand Dollar, as well as other currencies. As a result, our total revenue is affected by changes in the value of the U.S. dollar relative to these other currencies. In order to provide a comparable framework for assessing our business performance, excluding the effect of foreign currency fluctuations, we analyze year-over-year revenue growth on a constant currency basis by calculating revenue in the current period using exchange rates from the comparable prior period. In the three months ended September 30, 2015, the year-over-year growth in listing revenue measured on a constant currency basis was 19.7%, compared with 10.2% as reported. The year-over-year growth in total revenue in the three months ended September 30, 2015 measured on a constant currency basis was 19.8%, compared with 11.6% as reported.

For the Nine Months Ended September 30, 2015

Our overall revenue growth rate for the nine months ended September 30, 2015 was 11.4%. We consider growth to be organic if generated from businesses that we have owned for at least 12 months.

Listing Revenue

Our core listing business revenue increased primarily due to increases in new paid listings, increases in average revenue per subscription listing and higher performance-based commissions. Paid listings increased from 1.0 million at September 30, 2014 to 1.2 million at September 30, 2015 primarily due to selling new and additional performance-based listings to property owners and managers. Our average revenue per subscription listing was $501 in the nine months ended September 30, 2015 compared to $476 in the nine months ended September 30, 2014, an increase of $25, or 5.3%. We continued to improve monetization of our subscription listing base through continued adoption of our tiered pricing structure and an increase in bundled listings products.

Other Revenue

Other revenue increased by $15.7 million, or 26.8%, in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. Revenue from products focused on travelers and property owners, such as insurance products, the Carefree Rental Guarantee and software products increased by $13.0 million in the nine months ended September 30, 2015 compared to the same period in 2014. Furthermore, a $4.1 million increase in revenue from merchant bank credit card royalties was partially offset by a $1.4 million decrease in advertising and other revenues in the nine months ended September 30, 2015 compared to the same period in 2014.

Revenue Growth in Constant Currency

We invoice and collect payments in the Euro, British Pound, Brazilian Real, Australian Dollar, Singapore Dollar and New Zealand Dollar, as well as other currencies. As a result, our total revenue is affected by changes in the value of the U.S. dollar relative to these other currencies. In order to provide a comparable framework for assessing our business performance, excluding the effect of foreign currency fluctuations, we analyze year-over-year revenue growth on a constant currency basis by calculating revenue in the current period using exchange rates from the comparable prior period. In the nine months ended September 30, 2015, the year-over-year growth in listing revenue measured on a constant currency basis was 17.9%, compared with 8.2% as reported. The year-over-year growth in total revenue in the nine months ended September 30, 2015 measured on a constant currency basis was 19.8%, compared with 11.4% as reported.

Cost of Revenue

	Three Months Ended September 30,
	2015		2014		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Cost of revenue	$19,361	14.8%	$16,926	14.5%	$2,435	14.4%

	Nine Months Ended September 30,
	2015		2014		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Cost of revenue	$58,472	15.6%	$50,291	14.9%	$8,181	16.3%

For the Three Months Ended September 30, 2015

Compensation costs for our customer service and web-hosting personnel, including non-cash stock-based compensation, increased by $0.9 million due to 65 new customer support and web-hosting personnel as of September 30, 2015 compared to September 30, 2014. With the increased headcount and higher investments in hosting equipment, we incurred a higher expense for facilities and depreciation, which increased by $0.3 million, or 12.4%. Other increases include $1.0 million of software licenses and maintenance costs for our corporate systems and $0.2 million in equipment expenses, web hosting fees and merchant fees.

For the Nine Months Ended September 30, 2015

Compensation costs for our customer service and web-hosting personnel, including non-cash stock-based compensation, increased by $3.5 million due to an increase in new customer support and web-hosting personnel during the nine months ended September 30, 2015. With the increased headcount and higher investments in hosting equipment, we incurred a higher expense for facilities and depreciation, which increased by $1.6 million, or 23.5%. Other increases included $0.4 million in increases in equipment expenses, web hosting fees and merchant fees and $2.6 million in software licenses and maintenance for our corporate systems.

For the full year 2015, we expect to continue to increase expenses across the organization to support our growth and expect cost of revenue to grow in absolute dollars and stay relatively consistent as a percentage of revenue.

Product Development

	Three Months Ended September 30,
	2015		2014		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Product development	$22,058	16.9%	$20,212	17.3%	$1,846	9.1%
Capitalized software development costs	2,536	1.9	1,912	1.6	624	32.6

Total product and technology costs expensed and capitalized	$24,594	18.8%	$22,124	18.9%	$2,470	11.2%

	Nine Months Ended September 30,
	2015		2014		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Product development	$65,235	17.4%	$56,952	16.9%	$8,283	14.5%
Capitalized software development costs	6,859	1.8	6,384	1.9	475	7.4

Total product and technology costs expensed and capitalized	$72,094	19.2%	$63,336	18.8%	$8,758	13.8%

For the Three Months Ended September 30, 2015

Compensation costs for product and development personnel, including non-cash stock-based compensation, increased by $2.3 million due to 41 new employees in product development as of September 30, 2015 compared to September 30, 2014. Overall increases in headcount also drove higher facilities and depreciation expense of $0.2 million. Including capitalized software development costs, total product and development expenses stayed relatively constant as a percentage of revenue at 18.8% in the three months ended September 30, 2015 as compared to 18.9% in the three months ended September 30, 2014.

For the Nine Months Ended September 30, 2015

Compensation costs for product and development personnel, including non-cash stock-based compensation, increased by $7.5 million due to an increase in new employees in product development during the nine months ended September 30, 2015. Overall increases in headcount also drove higher facilities and depreciation expense of $1.0 million and $0.2 million in subscription and maintenance fees for our corporate systems. Including capitalized software development costs, total product and development expenses increased as a percentage of revenue to 19.2% in the nine months ended September 30, 2015 as compared to 18.8% in the nine months ended September 30, 2014 due to higher headcount and employee costs.

For the full year 2015, we expect product development expenses as a percentage of revenue to be relatively consistent as we expand our team to develop new features and products and incur a full year impact of personnel hired in 2014.

Sales and Marketing

	Three Months Ended September 30,
	2015		2014		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Sales and marketing	$42,963	32.9%	$42,234	36.1%	$729	1.7%

	Nine Months Ended September 30,
	2015		2014		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Sales and marketing	$143,850	38.3%	$117,251	34.8%	$26,599	22.7%

For the Three Months Ended September 30, 2015

Direct marketing expenses were the primary driver for the increase of sales and marketing expenses in the three months ended September 30, 2015 and increased by $1.2 million due to increased pay-per-click advertising, display advertising, affiliate marketing and broad reach media, including television, compared to the three months ended September 30, 2014. Although headcount increased by 16 new employees as of September 30, 2015 compared to September 30, 2014, compensation costs for sales and marketing personnel, including non-cash stock-based compensation, decreased by $0.9 million due to a shift from building the marketing executive team in 2014 to building the sales team in 2015. Overall increases in headcount also drove higher software licenses and maintenance fees for our corporate systems of $0.3 million and an increase of $0.1 million in facilities and depreciation expense.

For the Nine Months Ended September 30, 2015

Direct marketing expenses were the primary driver for the increase of sales and marketing expenses as a percentage of revenue in the nine months ended September 30, 2015 and increased by $22.3 million due to increased pay-per-click advertising, display advertising, affiliate marketing and broad reach media, including television. Compensation costs for sales and marketing personnel, including non-cash stock-based compensation, increased by $0.9 million due to the hiring of new employees during the nine months ended September 30, 2015. Overall increases in headcount also drove higher facilities and depreciation expense of $1.1 million. Other increases included $1.9 million in increases in software licenses and maintenance fees for our corporate systems and $0.4 million from travel expenses and professional and consulting fees.

For the full year 2015, we expect sales and marketing expenses in absolute dollars and as a percentage of revenue to increase as we continue to increase our marketing activities to generate additional traveler demand to paid listings, continue to build brand and category awareness, and continue to build our sales team to serve professional property managers.

General and Administrative

	Three Months Ended September 30,
	2015		2014		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
General and administrative	$23,874	18.3%	$22,995	19.6%	$879	3.8%

	Nine Months Ended September 30,
	2015		2014		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
General and administrative	$72,115	19.2%	$69,467	20.6%	$2,648	3.8%

For the Three Months Ended September 30, 2015

Compensation costs for general and administrative personnel, including non-cash stock-based compensation, increased by $0.6 million due to the addition of 41 new employees and executives in operations, information technology, finance, human resources and legal during the three months ended September 30, 2015 compared to the three months ended September 30, 2014. Overall increases in headcount also drove higher facilities and depreciation expense of $0.2 million and subscription and maintenance fees for our corporate systems of $0.2 million. Furthermore, increased professional fees of $0.6 million were offset by a reduction in our Basic Rental Guarantee Claims expense of $0.8 million.

For the Nine Months Ended September 30, 2015

Compensation costs for general and administrative personnel, including non-cash stock-based compensation, increased by $4.5 million due to an increase in new employees and executives in operations, information technology, finance, human resources and legal and a $1.4 million compensation charge, which includes the acceleration of the vesting period for some equity-based awards, associated with the departure of a former executive officer during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. Overall increases in headcount also drove higher facilities and depreciation expense of $0.7 million and subscription and maintenance fees for our corporate systems of $0.2 million. These increases were offset by a $2.6 million decrease in certain foreign operating taxes. Furthermore, increased professional fees of $0.6 million were offset by a reduction in our Basic Rental Guarantee Claims expense of $0.8 million.

For the full year 2015, we expect general and administrative expenses as a percentage of revenues to remain consistent or leverage slightly compared to prior periods, excluding any non-recurring expenses associated with the merger agreement with Expedia, Inc. announced on November 4, 2015.

Amortization

	Three Months Ended September 30,
	2015		2014		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Amortization expense	$2,819	2.2%	$3,397	2.9%	$(578)	(17.0)%

	Nine Months Ended September 30,
	2015		2014		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Amortization expense	$8,713	2.3%	$10,163	3.0%	$(1,450)	(14.3)%

For the Three Months Ended September 30, 2015

The decrease in amortization expense was due to $0.3 million from certain intangible assets becoming fully amortized and $0.3 million from foreign currency changes.

For the Nine Months Ended September 30, 2015

The decrease in amortization expense included additional expense of $0.3 million from the addition of intangible assets from the acquisition of Glad to Have You, Inc. in March 2014, offset by a decrease of $1.0 million from certain intangible assets becoming fully amortized and $0.8 million from foreign currency changes.

For the full year 2015, we expect our amortization expenses to decrease in both absolute dollars and as a percentage of revenue as compared to 2014; however, amortization expense could increase as a result of future acquisition activity.

Other Income (Expense)

	Three Months Ended September 30,
	2015		2014		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Other income (expense)	$(4,129)	(3.2)%	$(5,255)	(4.5)%	$1,126	(21.4)%

	Nine Months Ended September 30,
	2015		2014		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Other income (expense)	$(12,178)	(3.2)%	$(14,177)	(4.2)%	$1,999	(14.1)%

For the Three Months Ended September 30, 2015

Other expense in the three months ended September 30, 2015 includes interest expense of $4.7 million, partially offset by interest income of $0.9 million, compared to interest expense of $4.4 million partially offset by $0.6 million of interest income in the three months ended September 30, 2014. In addition, other expense in the three months ended September 30, 2015 includes approximately $0.3 million in losses from foreign currency related transactions, compared to losses of $1.4 million in the three months ended September 30, 2014. These losses consist primarily of hedging costs and gains/losses on forward contracts used to hedge exposures related to intercompany loans and other assets and liabilities denominated in foreign currencies. These losses also include the re-measurement of certain intercompany loans and other assets and liabilities denominated in foreign currencies that are not hedged.

For the Nine Months Ended September 30, 2015

Other expense in the nine months ended September 30, 2015 includes interest expense of $14.0 million, partially offset by interest income of $2.4 million, compared to interest expense of $8.8 million partially offset by $1.1 million of interest income in the nine months ended September 30, 2014. In addition, other expense in the nine months ended September 30, 2015 includes approximately $0.6 million in losses from foreign currency related transactions, compared to losses of $6.4 million in the nine months ended September 30, 2014. These losses consist primarily of hedging costs and gains/losses on forward contracts used to hedge exposures related to intercompany loans and other assets and liabilities denominated in foreign currencies. These losses also include the re-measurement of certain intercompany loans and other assets and liabilities denominated in foreign currencies that are not hedged.

Income Taxes

	Three Months Ended September 30,
	2015		2014		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Income tax expense	$5,625	4.3%	$845	0.7%	$4,780	565.7%

	Nine Months Ended September 30,
	2015		2014		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percent
	(dollars in thousands)
Income tax expense	$9,757	2.6%	$5,909	1.8%	$3,848	65.1%

For the Three Months Ended September 30, 2015

Our income tax expense was $5.6 million for the three months ended September 30, 2015, compared to $0.8 million for the three months ended September 30, 2014. The expense in the three months ended September 30, 2015 was primarily due to tax expense, determined using our estimated annual effective tax rate, offset by certain items recorded discretely in the three months ended September 30, 2015. Those discrete items include a tax benefit due to disqualifying dispositions of incentive stock options, offset by tax expense related to the amortization of tax charges on the intercompany sale of assets that were deferred in prior periods. The estimated annual effective tax rate at September 30, 2015 differed from the statutory rate primarily due to losses in certain foreign jurisdictions for which a benefit cannot be recorded at this time, non-deductible stock compensation charges, and state taxes, which was partially offset by the benefit of the effect of different statutory tax rates in foreign jurisdictions.

The expense in the three months ended September 30, 2014 was primarily due to tax expense of $3.5 million determined using our estimated annual effective tax rate offset by certain items booked discretely in the three months ended September 30, 2014, including a tax benefit due to disqualifying dispositions of incentive stock options, a tax benefit resulting from the filing of certain 2013 tax returns, offset by tax expense related to the amortization of tax charges on the intercompany sale of assets that were deferred in prior periods. In addition, the merger of our wholly owned subsidiaries in Spain in the three months ended September 30, 2014 resulted in tax basis intangibles which will be deductible in future periods, with a tax benefit of $2.5 million recorded discretely. The estimated annual effective tax rate at September 30, 2014 differed from the statutory rate primarily due to non-deductible stock compensation charges and state taxes, and is partially offset by the effect of different statutory tax rates in foreign jurisdictions.

For the Nine Months Ended September 30, 2015

Our income tax expense was $9.8 million for the nine months ended September 30, 2015, compared to $5.9 million for the nine months ended September 30, 2014. The expense in the nine months ended September 30, 2015 was primarily due to tax expense, determined using our estimated annual effective tax rate, offset by certain items recorded discretely in the nine months ended September 30, 2015. Those discrete items include a tax benefit due to disqualifying dispositions of incentive stock options, a tax benefit due to an income tax reserve release, a tax benefit for adjustments to the recognized value of our federal and Texas research and experimentation tax credit carryforwards, and a tax benefit of $0.4 million related to a correction of an immaterial prior period transfer pricing error, offset by tax expense related to the amortization of tax charges on the intercompany sale of assets that were deferred in prior periods. The estimated annual effective tax rate at September 30, 2015 differed from the statutory rate primarily due to losses in certain foreign jurisdictions for which a benefit cannot be recorded at this time, non-deductible stock compensation charges, and state taxes, which was partially offset by the benefit of the effect of different statutory tax rates in foreign jurisdictions.

The expense in the nine months ended September 30, 2014 was primarily due to tax expense, determined using our estimated annual effective tax rate, offset by certain items recorded discretely in the nine months ended September 30, 2014, including a tax benefit due to disqualifying dispositions of incentive stock options, a tax benefit for a state tax apportionment change related to a prior period, a tax benefit for adjustments to the recognized value of our federal and Texas research and experimentation tax credit carryforwards, and a tax benefit resulting from the filing of certain 2013 tax returns, offset by tax expense related to the amortization of tax charges on the intercompany sale of assets that were deferred in prior periods. In addition, the merger of our wholly owned subsidiaries in Spain in the three months ended September 30, 2014 resulted in tax basis intangibles which will be deductible in future periods, with a tax benefit of $2.5 million recorded discretely. The estimated annual effective tax rate at September 30, 2014 differed from the statutory rate primarily due to non-deductible stock compensation charges and state taxes, and is partially offset by the effect of different statutory tax rates in foreign jurisdictions.

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

The following table presents a reconciliation of net income attributable to HomeAway, Inc. to Adjusted EBITDA (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income attributable to HomeAway, Inc.	$10,417	$4,912	$5,942	$13,222
Depreciation and amortization	7,997	7,595	24,917	22,254
Stock-based compensation	12,618	12,671	37,487	35,582
Interest expense	4,718	4,373	13,971	8,842
Interest income	(927)	(552)	(2,426)	(1,117)
Other expense, net	338	1,434	633	6,452
Income tax expense	5,625	845	9,757	5,909
Impact of noncontrolling interests, net of tax	(564)	336	(709)	(382)

Adjusted EBITDA	$40,222	$31,614	$89,572	$90,762

We define free cash flow as our cash provided by operating activities, adjusted for cash interest expense and excess tax benefit (shortfall) from stock-based compensation, and subtracting capital expenditures. For the purpose of calculating free cash flow, we consider purchases of property, equipment, leasehold improvements for our offices and software licenses, including costs associated with internally developed software, as capital expenditures.

The following table presents a summary of cash flows and a reconciliation of cash flows from operating activities to free cash flows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Cash provided by operating activities	$24,640	$25,527	$119,094	$111,415
Cash paid for interest	251	253	503	253
Excess tax benefit from stock-based compensation	5,730	1,362	8,161	2,583
Capital expenditures	(5,675)	(7,107)	(23,792)	(20,456)

Free cash flow	$24,946	$20,035	$103,966	$93,795

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

The following table presents a reconciliation of net income attributable to HomeAway, Inc. to non-GAAP net income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income attributable to HomeAway, Inc.	$10,417	$4,912	$5,942	$13,222
Add:
Stock-based compensation	12,618	12,671	37,487	35,582
Amortization expense	2,819	3,397	8,713	10,163
Amortization of debt discount and issuance costs, net	4,592	4,247	13,583	8,576
Related tax effect	(7,010)	(7,110)	(20,924)	(19,012)
Changes to redemption value of noncontrolling interests	91	851	914	851
Impact on noncontrolling interests of non-GAAP interests	(38)	(78)	(152)	(218)

Non-GAAP net income	$23,489	$18,890	$45,563	$49,164

Non-GAAP earnings per share - diluted	$0.24	$0.20	$0.47	$0.51

We define constant currency revenues as revenue adjusted for foreign currency assuming foreign currency exchange rates used for translation based on the rates in effect for the comparable prior-year period. In order to compute our constant currency revenue, we divide our monthly U.S. dollar revenues by the applicable current year monthly average foreign exchange rates and then multiply those amounts by the applicable prior year monthly average foreign exchange rates.

The following tables present a reconciliation of revenue to constant currency revenue:

	Three Months Ended September 30,
	2015			2014	Change
Revenue	As Reported	Exchange Rate Impact (1)	Constant Currency Revenue (2)	As Reported	Amount	Percent
	(dollars in thousands)
Listing	$106,484	9,108	115,592	$96,601	$18,991	19.7%
Other	24,198	543	24,741	20,511	4,230	20.6

Total	$130,682	$9,651	140,333	$117,112	$23,221	19.8%

	Nine Months Ended September 30,
	2015			2014	Change
Revenue	As Reported	Exchange Rate Impact (1)	Constant Currency Revenue (2)	As Reported	Amount	Percent
	(dollars in thousands)
Listing	$301,281	26,883	328,164	$278,459	$49,705	17.9%
Other	74,272	1,510	75,782	58,591	17,191	29.3

Total	$375,553	$28,393	403,946	$337,050	$66,896	19.8%

(1)	Represents the decrease in reported amounts resulting from changes in foreign exchange rates from those in effect in the comparable prior year period for revenues.
(2)	Represents the outcome that would have resulted had foreign exchange rates in the reported period been the same as those in effect in the comparable prior year period for revenues.

Supplemental Financial Information

The following tables present stock-based compensation and depreciation included in the respective line items in our condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Stock-based compensation:
Cost of revenue	$881	$847	$2,615	$2,415
Product development	3,931	3,485	10,769	9,589
Sales and marketing	3,152	2,763	9,003	7,868
General and administrative	4,654	5,576	15,100	15,710

Total	$12,618	$12,671	$37,487	$35,582

Depreciation:
Cost of revenue	$1,554	$1,218	$4,922	$3,512
Product development	1,249	1,007	3,850	2,907
Sales and marketing	1,589	1,373	5,090	3,970
General and administrative	786	600	2,342	1,702

Total	$5,178	$4,198	$16,204	$12,091

Liquidity and Capital Resources

From our incorporation in 2004 until March 2014, we financed our operations and acquisitions primarily through private placements of our capital stock and bank borrowings as well as from cash flow generated by the business. In March 2014, we issued $402.5 million in 0.125% convertible senior notes due April 2019 (the “Notes”) for net proceeds of $391.6 million after deducting underwriting discounts and other issuance expenses. Concurrent with the issuance of the Notes, we sold warrants to purchase shares of our common stock for cash consideration of $38.3 million, which was offset by the purchase of a convertible note hedge of $85.9 million. The net cash increase in March 2014 from these transactions was $344.0 million.

As of September 30, 2015, our cash, cash equivalents and short-term investments totaled $919.6 million, compared to $813.2 million at December 31, 2014. At September 30, 2015, this amount included assets held in certain of our foreign operations totaling approximately $124.2 million. If these assets were repatriated to the U.S., we may be subject to additional U.S. taxes in certain circumstances. We have not provided for these taxes because we consider these assets to be permanently reinvested in our foreign operations. We have no plans to repatriate the cumulative earnings of our foreign subsidiaries.

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

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2015	2014
	(in thousands)
Consolidated Statements of Cash Flow Data:
Net cash provided by operating activities	$119,094	$111,415
Net cash used in investing activities	(118,573)	(506,511)
Net cash provided by financing activities	17,801	367,894
Effect of exchange rate changes on cash and cash equivalents	(9,354)	(5,303)

Net increase (decrease) in cash and cash equivalents	8,968	(32,505)
Cash and cash equivalents at beginning of period	292,325	324,608

Cash and cash equivalents at end of period	$301,293	$292,103

Net Cash Provided by Operating Activities

In the nine months ended September 30, 2015, cash was generated primarily through an increase in new and renewed subscription listings, resulting in higher upfront collection of listing fees and increased deferred revenue of $29.7 million. During the nine months ended September 30, 2015, we generated a net income of $5.2 million. Included in our net income was depreciation expense of $16.2 million, amortization expense of $8.7 million, amortization of debt discount and transaction costs of $13.8 million and non-cash stock-based compensation expense of $37.5 million. In addition, cash flow from operations was reduced by excess tax benefit from stock-based compensation of $8.2 million and a decrease in non-cash deferred income taxes of $1.4 million. Net income, excluding these non-cash reductions, contributed $71.9 million to cash provided by operating activities during the nine months ended September 30, 2015.

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

Net Cash Used in Investing Activities

In the nine months ended September 30, 2015, capital expenditures were $23.8 million and included $6.9 million in capitalized software development costs. Purchases of short-term investments, net of proceeds received from the sale and maturities of short-term investments were $105.8 million. Additionally, we invested $3.9 million for non-controlling equity interests in privately held vacation rental website companies in Turkey and Canada.

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

As our business expands, we expect to invest in new computers and software for employees, for product development and to support the hosting of our websites. As we expand our facilities to support a growing employee base, we intend to purchase furniture and fixtures and invest in leasehold improvements. We may have acquisitions in the future that could have a material impact on our cash flows and operations. Our planned capital expenditures are not expected to exceed $35.0 million in 2015.

Net Cash Provided by Financing Activities

Cash provided by financing activities in the nine months ended September 30, 2015 was comprised of proceeds from the exercise of stock options to purchase common stock of $9.6 million and $8.2 million of cash provided from the excess tax benefits from stock-based compensation.

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

As of September 30, 2015, we have amounts held in restricted cash to fund payments received on behalf of property owners, to protect banks from default on credit cards and direct debits used in our operations and to support bank guarantees related to our office leases. As bookings continue to increase, as we make changes to our credit card merchants and acquiring banks and as we enter into new leases, we may have increases to restricted cash and deposits.

As of September 30, 2015, we have reserved $9.9 million for uncertain tax positions, including interest and penalties. We are unable to make a reasonably reliable estimate as to when or if cash settlement with taxing authorities will occur. For additional information regarding uncertain tax positions, see Note 12 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2014.

For a discussion of the Notes due April 1, 2019, please see Note 5 in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

During the nine month period ended September 30, 2015, we did not, and we do not currently, have any relationships with unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Pronouncements

See Note 2 in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, for a full description of recent accounting pronouncements which is incorporated herein by reference.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk for the effect of interest rate changes, foreign currency fluctuations and changes in the market values of our investments and the Notes. Information relating to quantitative and qualitative disclosures about market risk is set forth above and in Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

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

Fluctuations in currency exchange rates could result in translation gains and losses when we consolidate our results and harm our business in the future. Because we conduct a significant and growing portion of our business outside the United States but report our results in U.S. dollars, we face exposure to adverse movements in currency exchange rates, which may cause our revenue and operating results to differ materially from expectations. For example, if the U.S. dollar strengthens relative to the Euro, British Pound, Brazilian Real, Australian Dollar, Singapore Dollar or New Zealand Dollar, our non-U.S. revenue and operating results would be adversely affected when translated into U.S. dollars. Conversely, a decline in the U.S. dollar relative to these foreign currencies would increase our non-U.S. revenue and operating results when translated into U.S. dollars.

The effect of an immediate 10% adverse change in exchange rates on foreign denominated cash and receivables as of September 30, 2015 would result in a loss of approximately $1.8 million and a reduction in value on the balance sheet of approximately $13.4 million.

Convertible senior notes and interest rate risk. In March 2014, we issued $402.5 million of 0.125% convertible senior notes due April 1, 2019. We carry this instrument at face value less unamortized discount on our balance sheet. Because this instrument bears interest at fixed rates, we have no financial statement risk associated with changes in interest rates. However, the fair value of this instrument fluctuates when interest rates change and when the market price of our stock fluctuates.

Investments and interest rate sensitivity. The primary objective of our investment activities is to preserve principal while also maximizing yields without significantly increasing risk. To achieve this objective and minimize our exposure to an adverse shift in interest rates, we invest in short-term, high-quality, interest-bearing securities. To provide a meaningful assessment of the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of our investment portfolio assuming a 100 basis point increase in interest rates. As of September 30, 2015, a hypothetical 100 basis point increase in interest rates across all maturities would result in a $5.2 million incremental decline in the fair market value of our portfolio.

We have non-controlling investments in the equity of privately-held companies in Turkey, Canada, China and the United States. Because our ownership interest is less than 20 percent and we do not have the ability to exert significant influence, we account for these non-marketable equity investments using the cost method of accounting. As of September 30, 2015, the carrying value of these investments was $39.3 million.

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our business depends substantially on property owners and managers renewing their subscription listings. Any decline in our subscription listing renewals could harm our operating results. Property owners and managers generally market their vacation rentals on our websites pursuant to prepaid annual subscription listings with no obligation to renew. We may be unable to predict future listing renewal rates accurately, and our renewal rates may decline materially or fluctuate as a result of a number of factors. These factors include property owners’ decisions to sell or to cease renting their properties, their decisions to use the services of our competitors, or their dissatisfaction with our pricing, fees, products, services or websites. Property owners and managers may not establish or renew subscription listings if we cannot generate visits from large numbers of travelers seeking, inquiring about or booking vacation rentals.

In addition, from time to time we make changes that impact our customers, including changes to listings’ available features, the software tools we offer owners and managers in their operations, our pricing, fees, and the algorithms that determine the listings’ ranking in search query results. While such changes may be intended to improve customer satisfaction, there can be no guarantee that the changes will perform as expected or that property owners and managers will react positively and continue to renew their listings. For example, we offer different subscription levels on many of our websites and property owners and managers may not be satisfied with the subscription level that is available or they purchase. We also offer on certain websites the ability for property owners and managers to list on a commission basis without paying a subscription fee. Subscription-based customers may choose not to renew their subscriptions and list on a commission basis, which could result in decreased revenue. If property owners and managers do not renew their subscription listings at the same level or at all, or if we are forced to offer renewals on less favorable terms, our revenue could decline and our business could suffer.

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

Our revenue, expenses, operating results and cash flows, as well as our key operating metrics, have fluctuated from quarter to quarter in the past and are likely to continue to do so in the future. These fluctuations are due to, or may result from, many factors, some of which are outside of our control and many of which are difficult to predict. These factors include:

•	the quantity of vacation rental listings on our websites;

•	the timing and success of changes in our pricing, fees or services;

•	the introduction and performance of new products or services;

•	advertising costs for paid search keywords and other online or broad reach advertising and marketing initiatives;

•	the amount and timing of financing activities, operating expenses and capital expenditures;

•	changes in cash flow due to the seasonal nature of our listing renewals and new listing acquisition;

•	changes in cash flow due to customers purchasing commission-based listings, the timing and quantity of which are difficult to predict;

•	changes in revenue due to the irregular timing of commissions earned on our performance-based listings;

•	economic instability abroad and fluctuations in exchange rates;

•	changes by major online search engine companies in their search algorithms, which could increase expenses related to marketing and search engine optimization, or could cause our websites’ positions in search results to suffer;

•	the timing of revenue and expenses related to the licensing, development, acquisition and integration of technologies, products, services or businesses, including expenses for such strategic business acquisitions which may not be finally completed;

•	the introduction of new products or services by our competitors;

•	development of or increases in fraud impacting our property owners and managers and travelers, including theft of online identities through phishing or other system security breaches;

•	declines or disruptions in the travel industry, particularly in regions where we generate substantial revenue;

•	changes in the timing of holidays or other vacation events;

•	litigation and settlement costs, including unforeseen attorneys’ fees and costs;

•	new accounting pronouncements and changes in accounting standards or practices, particularly any affecting the recognition of listing revenue or accounting for mergers and acquisitions; and

•	new laws or regulations, or interpretations of existing laws or regulations, that harm our business models or restrict the vacation rental industry, the Internet, e-commerce, online payments, or online communications.

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

In order to continue to attract travelers to our online marketplace and retain existing and attract new property owners and managers, we will need to continue to invest in the development of new products, services and features that add value for travelers, property owners and managers and/or differentiate us from our competitors. The success of new products, services and features depends on several factors, including the timely completion, introduction and market acceptance of the product, service or feature. If travelers, property owners or managers do not recognize the value of our new services or features, they may choose not to utilize or list on our online marketplace.

Attempting to develop and deliver these new or upgraded products, services or features involves inherent hazards and difficulties, and is costly. Efforts to enhance and improve the ease of use, responsiveness, functionality and features of our existing websites have inherent risks, and we may not be able to manage these product developments and enhancements successfully. We cannot assure that we will succeed or that new or upgraded products, services or features will work as intended or provide value. In addition, some new or upgraded products, services or features may be difficult for us to market and may also involve unfavorable pricing or fees. Even if we succeed, we cannot guarantee that our property owners and managers will respond favorably.

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

As our operations have expanded, we have acquired businesses or established offices around the world. As of September 30, 2015, we maintain offices in the United States, Europe, South America, Australia and Asia and operate websites in several additional countries and regions. We have limited operating and e-commerce experience in many foreign jurisdictions and are making significant investments to build our international operations. We plan to continue our efforts to expand globally, including acquiring international businesses and conducting business in jurisdictions where we do not currently operate, including increasing our focus on the Asia Pacific region. However, we may from time to time also reduce the locations of our physical operations if we believe it would create efficiencies in doing so and there can be no guarantee that the locations where we choose to operate will be the most efficient or that they will not create additional risks. Managing a global organization is difficult, time consuming and expensive and any international expansion efforts that we undertake may not be profitable in the near or long term or otherwise be successful. In addition, conducting international operations subjects us to risks that we generally do not face in the United States. These risks include:

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

If our cost efficiency measures are not successful, we may become less competitive.

We continue to focus on minimizing our operating expenses through cost improvements and simplifying our structure. However, certain factors may prevent the achievement of these goals, which may in turn negatively affect our competitive position. For example, we may experience delays or unanticipated costs in implementing our cost efficiency plans. As a result, we may not achieve our expected cost efficiencies in the time or to the extent anticipated.

If the businesses we have acquired or invested in do not perform as expected or we are unable to effectively integrate acquired businesses, our operating results and prospects could be harmed.

As of September 30, 2015, we have acquired 22 businesses and currently have equity investments in four companies. The businesses we have acquired or invested in may not perform as well as we expect. Failure to manage and successfully integrate recently acquired businesses and technologies could harm our operating results and our prospects. If the companies we have invested in do not perform well, our investments could become impaired and our financial results could be negatively impacted.

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

Since our inception, we have experienced rapid growth. As our operations have expanded, we have grown from 87 employees at December 31, 2005 to 1,900 employees at September 30, 2015, of whom 711 were located outside the United States. This includes employees of entities for which we have a controlling interest. Our business is becoming increasingly complex, especially in light of the continued rapid evolution of our industry and e-commerce, and our reliance on multiple websites throughout the world. This complexity and our rapid growth have demanded, and will continue to demand, substantial resources and attention from our management. We may need to increase headcount and to hire more specialized personnel in the future as we grow our business. We may also need to hire, train and manage additional qualified website developers, software engineers, client and account services personnel, and sales and marketing staff and improve and maintain our technology to properly manage our growth. If our new hires perform poorly, if we are unsuccessful in hiring, training, managing and integrating these new employees or if we are not successful in retaining our existing employees, our business may be harmed.

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

In addition, the market for online vacation rentals is relatively new and, in many geographies, is unproven with little data or research available regarding the market and industry. It is uncertain whether the vacation rental market in many territories where we do business will continue to develop or if our services will achieve and sustain a level of demand and market acceptance sufficient for us to generate revenue, net income and cash flow growth, at anticipated levels or at all. Even in territories where we currently do business, we may need to focus on or offer different types of products and services in order to remain competitive. Our success will depend to a substantial extent on the willingness of property owners and managers to use commercial online rental property listing services. Some property managers have developed and use their own proprietary online listing services and, therefore, may be reluctant or unwilling to use our websites to market their properties. Furthermore, some travelers and property owners and managers may be reluctant or unwilling to use online listing services because of concerns regarding the security of data, the potential for fraudulent activity, including phishing, or the integrity of the online marketplace. If property owners and managers do not perceive the benefits of marketing their properties online, then our market may not develop as we expect, or it may develop more slowly than we expect, either of which could significantly harm our business and operating results. Moreover, our success will depend on travelers’ use of our online marketplace to search, locate and rent vacation rentals, which will depend on their willingness to use the Internet and their belief in the integrity of our websites. In addition, because we operate in unproven and unstudied markets, we have limited insight into trends that may develop in those markets and may affect our business. We may make errors in predicting and reacting to other relevant business trends, which could harm our business.

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

Because we conduct a significant portion of our business outside the United States but report our results in U.S. dollars, we face exposure to adverse movements in currency exchange rates, which may cause our revenue and operating results to differ materially from expectations. In addition, fluctuation in our mix of U.S. and foreign currency denominated transactions may contribute to this effect as exchange rates vary. Moreover, as a result of these exchange rate fluctuations, revenue, cost of revenue, operating expenses and other operating results may differ materially from expectations when translated from the local currency into U.S. dollars upon consolidation. For example, if the U.S. dollar strengthens relative to foreign currencies our non-U.S. revenue would be adversely affected when translated into U.S. dollars. Conversely, a decline in the U.S. dollar relative to foreign currencies would increase our non-U.S. revenue when translated into U.S. dollars. Revenue in the three and nine months ended September 30, 2015 was negatively impacted by foreign currency translation of approximately $9.7 million and $28.4 million, respectively. Revenue in the three months ended September 30, 2014 was positively impacted by foreign currency translation of approximately $0.2 million, while revenue in the nine months ended September 30, 2014 was positively impacted by foreign currency translation of approximately $2.9 million. As exchange rates vary, revenue, cost of revenue, operating expenses and other operating results, when translated, may differ materially from expectations. In addition, our revenue and operating results are subject to fluctuation if our mix of U.S. and foreign currency denominated transactions and expenses changes in the future. In addition, we maintain intercompany loans and payables which are subject to translation losses due to foreign exchange fluctuation. We may enter into hedging arrangements in order to manage foreign currency exposure but such activity may not completely eliminate fluctuations in our operating results.

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

For example, changes in the travel industry, such as disruptions caused by war, terrorist attacks, natural disasters, weather bankruptcies or diseases could significantly reduce the willingness of potential travelers to plan vacation and other travel. Such disruptions that harm or destroy vacation homes could cause the property owners and managers of such homes to cancel or fail to renew their listings. Downturns in real estate markets may result in decreased new building rates and increases in foreclosures, which could also result in fewer vacation rentals available for listing. Also, because vacation travel is generally dependent on discretionary spending, negative general economic conditions could significantly reduce the overall amount that travelers spend on vacation travel. Additionally, property owners may choose or be forced to sell their vacation rentals during periods of economic slowdown or recession. Any or all of these factors could reduce the demand for vacation rentals and our services, reducing our revenue. This in turn could increase our need to make significant expenditures to continue to attract property owners, managers and travelers to our websites.

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

As of September 30, 2015, we had 22 patent applications and no issued patents. Any future patents issued to us may be challenged, invalidated or circumvented, may not provide sufficiently broad protection or may not prove to be enforceable in actions against alleged infringers. Furthermore, effective patent, trademark, copyright and trade secret protection may not be available in every country in which our products are available over the Internet. In addition, the legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain and still evolving.

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

We have a culture that encourages rapid development and release of new and improved products, and generally prioritizes property owner, manager, and traveler experience over short-term financial results. We have taken actions in the past and may continue to make product or other decisions going forward that have the effect of reducing our short-term revenue or profitability if we believe that the decisions benefit long term-revenue and profitability through improved property owner, manager, and traveler experience and/or conversion rates and pricing and fees. The short-term reductions in revenue or profitability could be more severe than we anticipate. These decisions may not produce the long-term benefits that we expect, in which case our growth, website experience, relationships with property owners, managers, and travelers and advertisers, and business and results of operations could be harmed.

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

As of September 30, 2015, the aggregate face value of our outstanding convertible senior promissory notes was $402.5 million. Risks relating to our indebtedness include:

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

The market price of our common stock is likely to be volatile and could be subject to wide fluctuations in response to, among other things, the risk factors described in this section of this Quarterly Report on Form 10-Q, and other factors beyond our control. Factors affecting the trading price of our common stock could include:

•	variations in our operating results;

•	variations in operating results of similar companies and competitors;

•	changes in the estimates of our operating results or changes in recommendations by any securities analysts that elect to follow our common stock;

•	changes in our outlook for future operating results which are communicated to investors and analysts;

•	announcements of technological innovations, new products, services or service enhancements, strategic alliances or agreements by us or by our competitors;

•	marketing and advertising initiatives by us or our competitors;

•	the gain or loss of listings;

•	threatened or actual litigation;

•	changes in our management;

•	recruitment or departures of key personnel;

•	market conditions in our industry, the travel industry and the economy as a whole;

•	the overall performance of the equity markets;

•	sales or purchases of shares of our common stock by existing stockholders;

•	the reports of industry research analysts who cover our competitors and us;

•	stock-based compensation expense under applicable accounting standards; and

•	adoption or modification of regulations, policies, procedures or programs applicable to our business.

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

HOMEAWAY, INC.

Dated: November 6, 2015	By:	/s/ Lynn Atchison
Lynn Atchison
Chief Financial Officer and Secretary

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation, as currently in effect.	S-1	333-172783	3.2	March 11, 2011

3.2	Amended and Restated Bylaws, as currently in effect.	S-1	333-172783	3.4	March 11, 2011

10.1*	Executive Employment Agreement between the Registrant and Melissa Fruge dated October 1, 2015

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.